Form 10-K
Power REIT
filed 2012-03-28
CIK 1532619

POWER REIT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

Commission File Number: 333-177802

Power REIT

(Exact name of registrant as specified in its charter)

Maryland                                               45-3116572

(State of organization)                (I.R.S. Employer Identification No.)

55 Edison Avenue, West Babylon, NY                             11704

(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 750-0371

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class: Common Shares of beneficial interest, with $0.001 par value

Name of each exchange on which registered: American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes             No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act          Yes            No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:     Yes     X            No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                             Accelerated  filer

Non-accelerated filer                              Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes                   No       X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011, the Registrant’s most recently completed second fiscal quarter, was approximately $17,931,000 based upon the closing price on June 30, 2011.  For purposes of this calculation, shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose.

At March 1, 2012, there were 1,623,250 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to David H. Lesser, CEO and Chairman of the Board of Trustees, Power REIT, c/o Richard Baumann, Morrison & Cohen LLP, 909 Third Avenue, New York, New York 10022.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II of this annual report on Form 10-K incorporate by reference  Registrant’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act as of December 1, 2011.  Part III and Part IV of this annual report on Form 10-K incorporate by reference Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

PART I

Item 1   BUSINESS

Power REIT (the “Registrant”, the “Company” or “we”) is a Maryland real-estate investment trust focused on the development, acquisition and management of transportation and energy infrastructure.  The Registrant was formed through a reorganization and reverse merger of the Pittsburgh & West Virginia Railroad (“P&WV”) on December 2, 2011.  P&WV survives the reorganization as a wholly-owned subsidiary of the Registrant.

Registrant has embarked on a business plan to expand its current operations through the development and acquisition of additional income generating transportation and energy infrastructure assets.  Its current operations are comprised of its ownership of P&WV.  P&WV owns a railroad that it has leased to Norfolk Southern Corporation (“NSC”) under a 99-year lease with annual fixed rent of $915,000 per year in cash, which amount is fixed and unvarying for the life of the lease, including any renewal periods.

P&WV has historically elected to be treated as a real-estate investment trust and Power REIT intends to elect to be treated as a real-estate investment trust.  REITs are exempt from federal income tax, to the extent that a REIT’s income is distributed to its shareholders. However, dividends paid by REITs are generally taxable as ordinary income to its shareholders. In order to maintain Registrant’s REIT qualification, at least 90% of its ordinary taxable income must be distributed to shareholders.

Power REIT currently has no employees.   Business development, accounting and other general administrative services are currently provided through a contract with a company affiliated with the Vice President, Secretary and Treasurer.  As Power REIT’s business grows, Power REIT will re-evaluate its staffing needs and general and administrative overhead. Transfer agent services are provided by a third-party shareholder services company.

Item 1A RISK FACTORS

Information in response to this item is incorporated by reference to the Registrant's prospectus filed with the Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b)(3) under the Securities Act as of December 1, 2011.

Item 1B UNRESOLVED STAFF COMMENTS

            None

Item 2   PROPERTIES

Registrant’s property consists of its wholly-owned subsidiary, P&WV, which leases the entirety of its railroad property to NSC.  The railroad consists of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West Virginia, to Connellsville, Pennsylvania and approximately 20 miles of branch lines and real estate used in the operation of the railroad.

P&WV was organized in Pennsylvania in 1967 as a real-estate investment trust for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), by P&WV's predecessor company for 99 years with the right of unlimited renewal for additional 99 year periods under the same terms and conditions, including annual rent payments.

The more significant provisions of the lease applicable to P&WV’s leased railroad are:

•         Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year in cash, which amount is fixed and unvarying for the life of the lease, including any renewal periods.

•         Triple Net Lease. NSC at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable.  Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of.  The proceeds of dispositions, at NSC’s option may be paid to NSC and treated as an indebtedness owed to P&WV by NSC.

•         NSC Liability owed to P&WV. P&WV is owed an indeterminate amount from NSC; the amount, maturity and character of this indebtedness is currently in dispute (See Item 3, Legal Proceedings).  According to the books and records maintained by NSC, the principal balance owed to P&WV is $16,236,809 as of 12/31/2011. This indebtedness owed to P&WV by NSC has historically been reported as a “settlement account.”   This indebtedness amount is credited for sales transactions, whereby NSC sells portions of P&WV’s real-estate, and P&WV’s additional non-cash rent, which is defined in the lease as depreciation expenses and other items.  Due to the historical indeterminate settlement date of this liability, for financial reporting purposes, the account balance and increase/decreases to the liability are not reported on the balance sheet or income statements.  This accounting method has been applied to the NSC liability owed to P&WV since 1982; and

•         Indemnification. Under the terms of the lease, NSC indemnifies P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the lease.

Registrant’s revenue is highly concentrated with 100% of its consolidated revenues coming from its wholly-owned subsidiary, P&WV whose only sources of revenue are lease payments made by NSC under the lease.  NSC is a Class I railroad and has approximately $9.9 billion of stockholders’ equity as of December 31, 2011 and earned $1.9 billion of net income during fiscal year 2011 as reported in its Form 10-K filed with the SEC on February 15, 2012.

Item 3   LEGAL PROCEEDINGS

In December 2010, NSC approached P&WV regarding the potential sale of a portion of the leased property that NSC considers excess to its requirements.  In response, P&WV proceeded to evaluate the proposed transaction and sought reimbursement of legal expenses related thereto pursuant to the lease, which NSC refused to pay.

On December 19, 2011, NSC (together with its sub-lessee, Wheeling & Lake Erie Railway Company, “Plaintiffs”) commenced an action against Power REIT and P&WV (“Defendants”) in the United States District Court for the Western District of Pennsylvania, seeking a declaratory judgment that, among other things, the lease is not in default as a result of NSC refusal to pay reimbursable amounts to P&WV and that Plaintiffs are not required to pay Defendants’ legal expenses related to the sale of Defendant’s property by Plaintiffs.

On February 15, 2012, Power REIT filed a motion to dismiss the action and P&WV filed an Answer, Affirmative Defenses and Counterclaims ("Answer").  In its Answer, P&WV seeks declaratory judgment that the failure to reimburse its legal expenses and other actions constitute defaults under the Lease and that certain amounts, including what NSC calls the "settlement account," are indebtedness owed by NSC to P&WV which are immediately due and payable.

There can be no assurance that P&WV will prevail with its defenses or counterclaims or that Power REIT will prevail with its motion to dismiss.  P&WV believes its primary exposure in the litigation is to its ongoing legal expense, which it believes is reimbursable by NSC pursuant to the lease. There can be no assurance that P&WV will prevail with any claims for reimbursement of its expenses.  By initiating the litigation, NSC is seeking to preserve the lease and past practices related thereto.  NSC has continued to make timely quarterly payments of the base cash rent ($915,000 per annum).

Item 4 MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW".  At March 1, 2012, there were approximately 550 registered holders of registrant's common shares of beneficial interest.

Stock Market and Dividend information per common share:

2011 Quarters Ended	3/31	6/30	9/30	12/31

Sales price of traded shares
High…….	$13.43	$12.50	$12.99	$15.37
Low ……	9.02	10.34	11.00	10.70
Dividends paid	0.10	0.10	0.10	0.10

2010 Quarters Ended	3/31	6/30	9/30	12/31

Sales price of traded shares
High…….	$11.40	$11.51	$13.00	$11.97
Low ……	10.31	9.41	10.30	10.55
Dividends paid	0.12	0.12	0.13	0.13

February 29, 2012

Sales price of traded shares

                        High........         $ 10.21

                        Low.........              9.50

It is the Registrant's intention to distribute quarterly dividends.  A quarterly dividend of $.10 per share is payable March 30, 2012 to shareholders of record on March 19, 2012.

Item 6   SELECTED FINANCIAL DATA

The financial data below presents the condensed, consolidated financial statements of Power REIT and its wholly-owned subsidiary, Pittsburgh & West Virginia Railroad (“P&WV”), as if Power REIT had historically consolidated P&WV as a subsidiary.

($Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Statement of Income
Revenues	$915	$915	$915	$915	$915
Expenses	278	151	165	145	135
Net Income	637	764	750	770	781

Balance Sheet Data
Total Assets	$10,135	$9,199	$9,190	$9,195	$9,196
Total Liabilities	10	--	--	--	--
Shareholder Equity	10,125	9,199	9,190	9,195	9,196

Per Share and Distribution Data
Earnings Per Share	$0.40	$0.51	$0.50	$0.51	$0.52
Cash Dividends Per Share	$0.40	$0.50	$0.50	$0.51	$0.52

Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current or future plans and objectives are forward-looking statements.

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Power REIT (“Registrant” or “Company”) is seeking to create shareholder value by expanding its business plan and investment strategy to include investments in additional infrastructure assets consistent with maintaining its REIT status.  Currently, the Company is pursuing opportunities in the energy and transportation sectors.  The Company expects its broadened investment strategy should enable it to utilize its public REIT status and capitalize on the significant opportunities that exist to unlock and monetize real-estate embedded in infrastructure projects.  The Company’s business plan and infrastructure investment strategy is expected to build on its historical ownership of the real-estate assets of Pittsburgh & West Virginia Railroad (“P&WV”), which is are currently triple-net leased to Norfolk Southern Corporation.

As a means to facilitate its broadened investment strategy, the Company completed a reorganization and reverse merger on December 2, 2011, whereby the Company established a more traditional REIT holding company structure and P&WV became a wholly-owned subsidiary of the Company.  After the consummation of the reorganization, Power REIT was listed on the AMEX under ticker “PW” and P&WV has been re-organized as a special purpose subsidiary whose sole purpose is the operations and administration of its railroad property and the lease with NSC.  Power REIT intends to acquire and finance additional transportation and energy infrastructure assets directly or through the formation of additional special purpose subsidiaries.  The Company expects to complete its reorganization in calendar year 2012 by establishing an umbrella partnership real estate investment trust (“Power UPREIT”) by contributing the shares of P&WV and its other assets, including any special purpose subsidiaries that have been formed, to Power UPREIT in exchange for Power UPREIT Operating Units.  Power REIT intends to serve as the general partner of Power UPREIT.

The Company believes the “Power REIT” name is more reflective of its broadened business plan.  Further, by conforming to REIT industry conventions for domicile and corporate structure, the Company believes it will have greater flexibility in future acquisition and financing transactions such as by making available certain tax advantages to sellers of assets, lenders and investors.

Currently, the Company’s sole income generating asset is its 100% ownership of P&WV.  All of P&WV's railroad properties are leased to Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals at NSC’s option on the same terms.  The base cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.

The Company's current cash outlays, other than dividend payments, are for general and administrative expenses, which include professional fees, consultants and director's fees, AMEX listing fees and auditing costs. Professional fees have increased primarily due to the costs of complying with the requirements of the Sarbanes-Oxley Act of 2002 and the Company’s expanded business plan. Stock exchange fees and costs related to shareholder services have also increased. The leased properties are maintained entirely at NSC's expense. Net income available for distribution in 2011 and in 2010 was approximately $637,000 and $764,000, respectively.  Compared to 2010, the Company had additional legal and consulting expenses in 2011 related to the reorganization and expanded business plan as well as significant legal costs related to a proxy contest last year by a small shareholder seeking control of the Registrant’s board.  The Company expects that expenses will continue to rise due to increased compliance costs and implementation of the Company’s expanded business plan.

There can be no assurance that the Company will be successful in broadening its business. See Note Regarding Forward-Looking Statements and additional risk factors that are more fully disclosed in Registrant’s   prospectus filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act as of December 1, 2011.

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

	2011 Quarter Ended
	3/31	6/30	9/30	12/31

Revenues	$ 229	$229	$229	$229
Net Income	169	127	174	168
Net Income Per Share	0.11	0.08	0.11	0.10

	2010 Quarter Ended
	3/31	6/30	9/30	12/31

Revenues	$ 229	$229	$229	$229
Net Income	158	190	202	214
Net Income Per Share	0.10	0.13	0.13	0.14

Detailed financial statements of Registrant appear on pages F-3 through F-10 of this report.  Per share data for the year is slightly different from the sum of four quarters due to rounding.

Item 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

Item 9A   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that the Registrant's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Registrant's required SEC filings is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Registrant's internal controls or in other factors that that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed.  There have been no changes in our internal control during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to rules of the  Commission that permit the Registrant to provide only management's report in this annual report.

The management of Power REIT is responsible for establishing and maintaining adequate internal control over financial reporting.  The Registrant's internal control system was designed to provide reasonable assurance to management and the Trustees regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

Item 9B. OTHER INFORMATION

Subsequent to December 31, 2011, the Registrant placed a $15,000 refundable deposit on a parcel of land that is intended to be developed as an energy park. The company is in the process of completing its due diligence and finalizing other requirements for closing.  If acquired and fully developed, this new investment is expected to lead to an increase in income available for distribution.

PART III

Item 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2011.

Item 11   EXECUTIVE COMPENSATION

The aggregate remuneration for services in all capacities paid or accrued in 2011 to all trustees and officers of the Trust as a group was $84,600. This consisted of fees for accounting services performed by the Trust's previous secretary-treasurer during the first quarter of 2011 of $7,500, fees for business development and accounting services performed by the Trust’s current VP of Business Development, Secretary and Treasurer during the last three quarters of 2011 of $67,500 and trustee fees of $9,600.

The Trust does not currently have any equity pension, profit-sharing or deferred compensation plans, nor does the Trust currently pay any remuneration to its CEO.

Additional information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2011.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 21, 2011.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2011.

Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2011.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of all financial statements and financial statement schedules filed as part of this report is set forth starting on page F-1 herein.

A list of all exhibits filed as a part of this report is set forth below:

Exhibit 2.1        Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herewith by reference to such exhibit to the Registrant’s report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1        Articles of Amendment and Restatement of Declaration of Trust of Power REIT, filed November 30, 2011, incorporated herewith by reference to such exhibit to the Registrant’s report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.2        By-laws of Power REIT, dated October 20, 2011,  incorporated herewith by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 14         Code of Business Conduct and Ethics

Exhibit 21         Subsidiaries of the Registrant

Exhibit 31.1      Sarbanes-Oxley Act (“SOX”) Section 302 Certification of David H. Lesser.

Exhibit 31.2      SOX Section 302 Certification of Arun Mittal.

Exhibit 32         SOX Section 906 Certification of David H. Lesser and Arun Mittal.

Exhibit 101       The following materials from this annual report on Form 10-K , formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders' Equity, and (v) Notes to the Audited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:   /s/ David H. Lesser

         David H. Lesser

         CEO and Chairman of the Board

         Date: March 28, 2012

By:    /s/ Arun Mittal

         Arun Mittal

         Vice President Business Development, Secretary and Treasurer

         Date: March 28, 2012

Audited Consolidated Financial Statements

Power REIT AND SUBSIDIARY

Years Ended December 31, 2011 and 2010

TABLE OF CONTENTS

                                                                                                                         Page

Report of Independent Registered Public Accounting Firm                                      F-2

Consolidated Financial Statements:

            Consolidated Balance Sheet                                                                       F-3

            Consolidated Statement of Operations                                                         F-4

      Consolidated Statement of Changes in Shareholders' Equity                                F-5

            Consolidated Statement of Cash Flows                                                        F-6

            Notes to Consolidated Financial Statements                                              F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

Power REIT

      We have audited the accompanying consolidated balance sheets of Power REIT and subsidiary (the Trust) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  The Trust's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power REIT and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gibbons and Kawash

Charleston, West Virginia

March 28, 2012

POWER REIT AND SUBSIDIARY CONSOLIDATED BALANCE SHEET December 31, 2011 and 2010

ASSETS	2011	2010

Cash and Cash Equivalents	$ 981,875	$ 48,961
Prepaid Expense	2,711	-
Net Investment in Capital Lease	9,150,000	9,150,000

TOTAL ASSETS	$ 10,134,586	$ 9,198,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$ 9,995	$ -

Shareholders’ equity:
Common shares of beneficial interest, with $0.001 par value:
Authorized number of common shares – 100,000,000; issued and outstanding – 1,623,250 and 1,510,000 shares at December 31, 2011 and 2010, respectively	$ 10,071,741	$ 9,145,359
Retained earnings	52,850	53,602
Shareholders’ Equity	10,124,591	9,198,961

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$ 10,134,586	$ 9,198,961

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS Years Ended December 31, 2011, 2010 and 2009
	2011	2010	2009

Interest Income	$ 78	$ -	$ -
Interest Income from Capital Lease	915,000	915,000	915,000
Less general and administrative expenses	277,855	150,990	164,554

Net Income	$ 637,223	$ 764,010	$ 750,446

Per share:
Average Shares Outstanding	1,599,979	1,510,000	1,510,000
Net Income	$ 0.40	$ 0.51	$ 0.50

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY Years Ended December 31, 2011, 2010 and 2009

	Shares of Beneficial Interest	Retained Earnings

Balance at December 31, 2008	$ 9,145,359	$ 49,146

Net Income	-	750,446
Cash Dividends ($0.50 per share)	-	755,000

Balance at December 31, 2009	$ 9,145,359	$ 44,592

Net Income	-	764,010
Cash Dividends ($0.50 per share)	-	755,000

Balance at December 31, 2010	$ 9,145,359	$ 53,602

Net Income	-	637,223
Cash Dividends ($0.40 per weighted average share)	-	637,975
Shares of Beneficial Interest Issued and Reorganization Expenses	926,382	-

Balance at December 31, 2011	$ 10,071,741	$ 52,850

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS Years Ended December 31, 2011, 2010 and 2009
	2011	2010	2009

Cash flows from operating activities
Net Income	$ 637,223	$ 764,010	$ 750,446
Increase (decrease) in Accounts Payable	9,995	-	-
(Increase) decrease in Prepaid Assets	(2,711)	-	-

Cash flows used in financing activities
Net Financing Proceeds	926,382	-	-
Dividends Paid	(637,975)	(755,000)	(755,000)

Net increase (decrease) in cash	932,914	9,010	(4,554)

Cash, beginning of year	48,961	39,951	44,505

Cash, end of year	$ 981,875	$ 48,961	$ 39,951

The accompanying notes are an integral part of these financial statements.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations

            Power REIT (the “Trust”) is a Maryland real-estate investment trust organized under the laws of Maryland on August 26, 2011 for the purposes of effecting a reorganization and reverse merger of Pittsburgh & West Virginia Railroad (“P&WV”), whereby on December 2, 2011, P&WV merged into Power REIT PA, LLC, a wholly-owned subsidiary of Power REIT, and survived the reverse merger as a wholly-owned subsidiary of Power REIT (“Reorganization”).  Power REIT is seeking to acquire additional infrastructure real-estate assets consistent with its public status as a real-estate investment trust. As of the date of this report, Power REIT’s ownership of the P&WV was its sole operating asset.

            P&WV is a business trust organized under the laws of Pennsylvania on February 18, 1967, for the purpose of leasing railroad properties to Norfolk Southern Corporation.  The leased properties consist of a railroad line 112 miles in length, extending from Connellsville, Washington, and Allegheny Counties in the Commonwealth of Pennsylvania, Brooke County in the State of West Virginia, and Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction, Harrison County, State of Ohio.  There are also branch lines that total 20 miles in length located in Washington County and Allegheny County in Pennsylvania and Brooke County, West Virginia.  The lease provides the P&WV’s sole source of revenue, which is received in quarterly installments.

      Principles of Consolidation

            The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiary, P&WV. The financial statements have been prepared as if Power REIT had been historically consolidated with P&WV during the prior annual reporting periods.  All intercompany balances and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents

            The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the balance sheet at amortized cost, which approximates fair value.

      Revenue Recognition

            Interest on the capital lease is recognized as earned based on an implicit rate of 10% over the life of the lease which is assumed to be perpetual.

      Use of Estimates

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

2 – CONCENTRATION

            The Trust currently derives 100% of its income from P&WV, its wholly-owned subsidiary. The Trust places its cash and cash equivalents with a single, high-credit quality financial institution; however amounts are not insured or guaranteed by the FDIC.

3 - CAPITAL LEASE

            Under the terms of a lease, which became effective October 16, 1964 (the "Lease"), Norfolk Southern Corporation (formerly Norfolk and Western Railway Company) (Norfolk Southern) - (the "Lessee") leased all of P&WV’s real properties, including its railroad lines, for a term of 99 years, renewable by the Lessee upon the same terms for additional 99 year terms in perpetuity.  The Lease provides for a cash rental of $915,000 per annum for the current 99 year lease period and all renewal periods.  The leased properties are maintained entirely at Norfolk Southern’s expense.

Prior to 1983, the Lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as accounted for under "betterment accounting" were considered similar to land.  Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the P&WV and most railroads) to "depreciation accounting".  The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the Lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the Lease.  The Lease may be terminated by the Lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern.  In the event of termination, Norfolk Southern is obligated to return to P&WV all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year, and to settle any remaining indebtedness owed to P&WV from Norfolk Southern as described in Note 5.

            P&WV has determined that the lease term is perpetual because it is perceived that it would be un-economic for the Lessee to terminate.  Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the Lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 was implemented.

4 – SHARE ISSUANCE IN 2011 AND SHARES OUTSTANDING

During the first quarter of 2011, P&WV issued 113,250 common shares, of no par value, via a rights offering, raising gross proceeds of $1,019,250 to fund working capital expenses in connection with the expansion of its business plan.  P&WV received net proceeds of $951,762 from the rights offering.

            The number of common shares, no par value, outstanding of P&WV prior to the Reorganization was 1,623,250.  The number of common shares, $0.001 par value, outstanding of the Trust following the Reorganization and at December 31, 2011 was 1,623,250.   The Trust booked $25,380 of expenses related to the Reorganization to shareholders’ equity.  The consolidated results

4 – SHARE ISSUANCE IN 2011 AND SHARES OUTSTANDING (continued)

of Power REIT and P&WV are similar, as Power REIT had no other operations or subsidiaries, other than its ownership of P&WV, at December 31, 2011.

5 - INDEBTEDNESS OWED TO P&WV BY NORFOLK SOUTHERN

Under the terms of the Lease, Norfolk Southern incurs various indebtedness obligations to P&WV in return for the right to lease P&WV’s properties.  Indebtedness increases by (i) an amount equal to the amount of deductions allowable to P&WV, for tax purposes, for depreciation and amortization and (ii) to the extent Lessee elects to receive the proceeds of sales of P&WV’s properties.

The amount, term and character of the indebtedness owed to P&WV is in dispute (See Note 10, Legal Proceedings).  According to records maintained by Lessee, at December 31, 2011 and 2010, the principal balance of indebtedness owed to P&WV by Norfolk Southern was $16,236,809 and $15,882,651, respectively.  Because of the indeterminate amount, term and character of the indebtedness, no values have been reported in the accompanying financial statement.

6 - INCOME TAXES

            The Trust was organized as a Maryland real-estate investment trust and expects to elect to be treated, and qualify, under the Internal Revenue Code as a real estate investment trust.  As such, the Trust is expected to be exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders.  In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income.

            In accordance with the terms of the lease, Norfolk Southern Corporation will reimburse P&WV, in the form of additional cash rent, for all taxes and governmental charges imposed upon the leased assets of the lessor except for taxes relating to cash rent payments made by the lessee.  Due to the treatment of the lease as a direct financing lease for financial reporting purposes, the tax basis of the leased property is higher than the basis in the leased property reported in these financial statements.

      The Trust has implemented the accounting guidance for uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.

      Dividends distributed by Power REIT and P&WV, respectively, for the years ended December 31, 2011, 2010, and 2009, were comprised entirely of ordinary income.    The Trust and its wholly-owned subsidiary, P&WV, are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2008.

7 - RELATED PARTY TRANSACTIONS

            The Trust has hired Morrison Cohen, LLP (“MOCO”) as its legal counsel with respect to general corporate matters and the litigation with Norfolk Southern Corporation related to the Lease.   A spouse of David Lesser, CEO and Chairman of the Board of the Trust, is a partner at MOCO.  During 2011, the Trust paid $87,863 in legal fees to MOCO in connection with P&WV’s rights offering in the first quarter of 2011 and other legal matters.  The Trust did not incur any legal expenses related to the litigation in 2011 (See Note 10, Legal Proceedings).

            P&WV issued 113,250 rights to acquire 113,250 common shares pursuant to a shareholder rights offering in the first quarter of 2011. An affiliate of the Chairman and CEO entered into a Standby Purchase Agreement to acquire the balance of the shares not acquired by shareholders through the exercise of their rights under the rights offering.  Mr. Lesser’s affiliates acquired 69,419 common shares, trustees acquired 1,337 common shares and the Trust’s present secretary and treasurer acquired 4,000 common shares.

            An affiliate of Mr. Lesser currently provides the Trust and P&WV with office space at no cost.

8 - CONTINGENCY

            The Trust is not subject to any contingencies, except as described in Note 10, Legal Proceedings.  The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the lease, including restrictions on share and debt issuance, including guarantees.

9 - SUBSEQUENT EVENTS

            Subsequent to December 31, 2011, the Trust placed a $15,000 refundable deposit related to the purchase of a parcel of land that is intended to be developed as an energy park. The closing is subject to certain closing terms and conditions.  The Trust is in the process of completing its due diligence and finalizing other requirements for closing.  If acquired and fully developed, this new investment is expected to lead to an increase in income available for distribution.

10 – LEGAL PROCEEDINGS

             In December 2010, NSC approached P&WV regarding the potential sale of a portion of the leased property that NSC considers excess to its requirements.  In response, P&WV proceeded to evaluate the proposed transaction and sought reimbursement of legal expenses related thereto pursuant to the lease, which NSC refused to pay.

            On December 19, 2011, NSC (together with its sub-lessee, Wheeling & Lake Erie Railway Company, “Plaintiffs”) commenced an action against Power REIT and P&WV (“Defendants”) in the United States District Court for the Western District of Pennsylvania, seeking a declaratory judgment that, among other things, the lease is not in default as a result of NSC refusal to pay reimbursable amounts to P&WV and that Plaintiffs are not required to pay Defendants’ legal expenses related to the sale of Defendant’s property by Plaintiffs.

10 – LEGAL PROCEEDINGS (continued)

            On February 15, 2012, Power REIT filed a motion to dismiss the action and P&WV filed an Answer, Affirmative Defenses and Counterclaims ("Answer").  In its Answer, P&WV seeks declaratory judgment that the failure to reimburse its legal expenses and other actions constitute defaults under the Lease and that certain amounts, including what NSC calls the "settlement account," are indebtedness owed by NSC to P&WV which are immediately due and payable.

            There can be no assurance that P&WV will prevail with its defenses or counterclaims or that Power REIT will prevail with its motion to dismiss.  P&WV believes its primary exposure in the litigation is for its ongoing legal expense, which it believes are reimbursable by NSC pursuant to the lease. There can be no assurance that P&WV will prevail with any claims for reimbursement of its expenses.  By initiating the litigation, NSC is seeking to preserve the lease and past practices related thereto.  NSC has continued to make timely quarterly payments of the base cash rent ($915,000 per annum).

11 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

            The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2011
Revenue	$ 228,750	$ 228,750	$ 228,750	$ 228,750

Net Income	168,542	126,709	174,108	167,864

Per Share
Average Shares Outstanding	1,528,875	1,623,250	1,623,250	1,623,250
Net Income Per Share	$ 0.11	$ 0.08	$ 0.11	$ 0.10

Year Ended December 31, 2010
Revenue	$ 228,750	228,750	228,750	228,750

Net Income	157,644	190,155	202,000	214,211

Per Share
Average Shares Outstanding	1,510,000	1,510,000	1,510,000	1,510,000
Net Income Per Share	$ 0.10	$ 0.13	$ 0.13	$ 0.14