Form 10-Q
period 2012-05-15
Power REIT
filed 2012-05-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

333-177802

(Commission File Number)

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

55 Edison Avenue, West Babylon, NY	11704
(Address of principal executive offices)	(Zip Code)

(212) 750-0373

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__            No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __X__            No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer        _____                   Accelerated filer                                   _____
Non-accelerated filer          _____                   Smaller reporting company               __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____             No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,623,250 shares of beneficial interest, without par value, outstanding at March 31, 2012.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
INCOME AVAILABLE FOR DISTRIBUTION
Interest Income from capital lease	$ 229	$ 229
General & Administrative Expense	99	60
Non-Recurring Litigation Expense	83	__-
Net Income	47	169

Fully Diluted, Per Share:
Net Income	$ 0.03	$ .11
Cash Dividends	$ 0.10	$ .10

Weighted Average Number of Shares Outstanding	1,623,250	1,528,875

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Thousands)
	(Unaudited) March 31, 2012	(Audited) December 31, 2011
ASSETS
Cash and Cash Equivalents	$ 894	$ 982
Deposits	40	-
Prepaid Expense	21	3
Accounts Receivable	-	-
Net investment in capital lease	9,150	9,150
TOTAL ASSETS	$10,105	$ 10,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$ 96	$ 10
Shareholders' equity: Shares of beneficial interest, at no par value (1,623,250 shares issued and outstanding as of 12/31/2011 and 3/31/2012, respectively)	10,072	10,072
Retained Earnings	(63)	53
Total shareholders' equity	10,009	10,125
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,105	10,135

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0.001	$ 0.001
Common shares issued	1,623,250	1,623,250
Common shares outstanding	1,623,250	1,623,250

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ 47	$ 169
Deposits	(40)	-
Change in Prepaid Expenses	(18)	(34)
Change in Accounts Payable	86	-
Change in Accounts Receivable
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 75	$ 135

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid	(162)	(151)
Net Proceeds from Financing	__-	968
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ (162)	$817

Net increase (decrease) in Cash	(88)	952
Cash, beginning of period	982	49
Cash, end of period	$ 894	$1,000

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

Notes to unaudited financial statements:

1. General Information

The foregoing interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature.

Power REIT ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders to maintain its REIT corporate status.

Power REIT’s only current asset is its ownership of its wholly-owned subsidiary, Pittsburgh & West Virginia Railroad (“P&WV”), which has leased the entirety of its railroad property to Norfolk Southern Corporation (“NSC”) pursuant to a 99-year lease.   NSC pays base cash rent of $915,000 annually, payable in quarterly installments.  In addition, in accordance with the terms of the lease, Norfolk Southern Corporation (“NSC”) will reimburse P&WV, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the Trust, except for taxes relating to base cash rent payments made by the NSC, and for amounts incurred by P&WV to protect its rights and interests under the lease.  Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.  Currently, dividends received from P&WV provide Power REIT with its sole source of income.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Consolidation. The accompanying unaudited consolidated financial statements include Power REIT and its wholly-owned subsidiary, P&WV. The financial statements have been prepared as if Power REIT had been historically consolidated with P&WV during the prior annual reporting periods.  All intercompany balances and transactions have been eliminated in consolidation.

Net Investment in Capital Lease. P&WV’s net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

Cash and Cash Equivalents. The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash Equivalents consist of a money market fund reported in the balance sheet at amortized cost, which approximates fair value.

Fair Value. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Trust measures its financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•         Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

•         Level 2—valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•         Level 3—valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, the Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, approximate fair value because of their relatively short maturity schedules. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

March 31, 2012

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 894	$ -	$ -	$ 894
Total Assets at Fair Value	$ 894	$ -	$ -	$ 894

___________

 (1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet

December 31, 2011

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 982	$ -	$ -	$ 982
Total Assets at Fair Value	$ 982	$ -	$ -	$ 982

___________

(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3. Litigation with Norfolk Southern Corporation and Additional Rent owed to P&WV

Power REIT and its wholly-owned subsidiary, P&WV, is currently in litigation with NSC (and its sub-lessee) regarding, among other things, certain sales of P&WV property by NSC and its sub-lessee and rents due from NSC related to such sales and reimbursement of P&WV’s legal expenses related thereto.  NSC has continued to make quarterly base cash rent payments to P&WV.  P&WV is actively seeking to protect its contractual rights under the Lease including the right to additional payments from the NSC.  NSC is seeking to protect the historical status quo and historical treatment of certain transactions and has continued to make the base rent payment.  P&WV believes that its primary exposure to the litigation is the cost of the litigation which P&WV believes are recoverable under the lease.

Pursuant to the lease with Norfolk Southern Corporation, P&WV believes NSC is required to pay additional rent to P&WV in an amount equal to $83,195, which is the amount that P&WV incurred in legal expenses during the first quarter defending its contractual rights under the lease. This amount is in addition to other amounts that are in dispute with NSC or may become due as a result of continued litigation.  Due to the uncertainty of the current litigation, we have not recorded these amounts on the income statement or balance sheet; however P&WV believes this amount is due to P&WV as rent and continues to pursue its contractual rights in the litigation with NSC.  Due to the uncertainties and risk related to litigation, there can be no assurance that the litigation will result in a favorable outcome to P&WV.  The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

4. Deposits

During the first quarter of 2012, Power REIT placed a $15,000 deposit on a parcel of land that is intended to be developed as an energy park.  If acquired and fully developed, the energy park is expected to increase cash-flow available to the Registrant through additional lease payments.  In addition, Power REIT placed a $25,000 deposit with a bank related to a line of credit to finance additional acquisitions.  Power REIT is still negotiating the final terms of the line of credit and there can be no assurance that the financing will be consummated.

5. Shelf Offering on Form S-3

On May 11, 2012 the Securities and Exchange Commission (SEC) declared effective Power REIT’s $100 million shelf registration statement on Form S-3. Under the Form S-3, the Company may from time to time issue any combination of common equity or common equity linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million. The net proceeds of offerings are intended to be used to fund new acquisitions consistent with Power REIT’s business plan. The Company does not have any immediate plans to issue securities pursuant to the Form S-3. The terms of any offering of securities made pursuant to the shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC and distributed to prospectus investors.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current or future plans and objectives are forward-looking statements.

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders.  Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Power REIT (the “Trust”) is a Maryland real-estate investment trust that is seeking to acquire real-estate related to energy and transportation infrastructure assets.  Its business plan builds upon its current ownership of its wholly-owned subsidiary, the Pittsburgh & West Virginia Railroad (“P&WV”).

P&WV owns railroad property in Pennsylvania, West Virginia and Ohio that is leased to Norfolk Southern Corporation (“NSC”) with a 99-year lease term, with unlimited renewals on the same terms.  Base, cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.  Under the terms of the Lease, Norfolk Southern incurs various indebtedness obligations to P&WV in return for the right to lease P&WV’s properties.  Indebtedness increases by (i) an amount equal to the amount of deductions allowable to P&WV, for tax purposes, for depreciation and amortization and (ii) to the extent Lessee elects to receive the proceeds of sales of P&WV’s excess property.  The amount, term and character of the indebtedness owed to P&WV is in dispute (See Part II, Item 1. Legal Proceedings).  According to records maintained by NSC, at December 31, 2011 and 2010, the principal balance of indebtedness owed to P&WV by Norfolk Southern was $16,236,809 and $15,882,651, respectively.  Because of the indeterminate amount, term and character of the indebtedness, no values have been reported in the accompanying financial statement.

Although Power REIT currently derives 100% of its revenue and cash-flow from its ownership of P&WV, Power REIT is seeking to diversify its investment portfolio and is actively seeking to acquire additional investments.  During the first quarter, Power REIT placed a $15,000 deposit on a parcel of land that is intended to be developed as an energy park.  If acquired and fully developed, the energy park is expected to increase cash-flow available to the Registrant.  In addition, Power REIT placed a $25,000 deposit with a bank related to a line of credit to finance additional acquisitions.  There can be no assurance that such financing will be consummated.

In comparing the first quarter of 2012 with the preceding fourth quarter of 2011 and the first quarter of 2011, revenues totaled $229,000, $229,000, and $229,000, respectively.  Net income and income available for distribution was $47,000, $168,000 and $169,000 respectively.  When adjusting for non-recurring legal expenses incurred in the first quarter related to the litigation with Norfolk Southern Corporation, non-GAAP net income was $130,000, $168,000 and $169,000 during the first quarter of 2012, the preceding fourth quarter of 2011 and the first quarter of 2011, respectively.  Power REIT believes the Non-GAAP presentation of net income is useful information, as the litigation expense incurred in the first quarter of 2012 is non-recurring in nature and does not accurately capture the recurring financial performance of the company.   Although, the company may incur additional non-recurring litigation expenses in subsequent periods, which will impact GAAP results in those future periods, Power REIT believes that the expenses are reimbursable under the lease (See Part II, Item 1: LEGAL PROCEEDINGS).

The Trust's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which include professional fees, consultants, office rental and trustee’s fees. PWV’s property is maintained entirely at NSC's expense pursuant to the lease.  The Trust’s expenses increased during the first quarter of 2012 compared to the fourth quarter of 2011 and first quarter of 2011 primarily due to (i) increased G&A related to the acquisition of additional energy and transportation infrastructure assets, (ii) non-recurring litigation expenses of $83,000 related to the dispute with NSC and (iii) an increased number of shares outstanding in the first quarter of 2012 compared to the first quarter of 2011 due to a rights offering that closed at the end of the first quarter of 2011.

RECONCILIATION OF GAAP TO NON-GAAP NET INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
NON-GAAP NET INCOME RECONCILIATION
Net Income (GAAP)	$ 47	$ 169
Add Back:
Non-Recurring Litigation Expense	83	__-
Non-GAAP Net Income	130	169

Fully Diluted, Per Share:
Net Income	$ 0.08	$ 0.11
Weighted Average Number of Shares Outstanding	1,623,250	1,528,875

Amounts may not add due to rounding.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures.  As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Secretary-Treasurer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Secretary-Treasurer have concluded that the Registrant's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Registrant's required SEC filings is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Registrant's internal controls or in other factors that that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonable likely to materially affect such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Power REIT and its wholly-owned subsidiary, P&WV, is currently in litigation with NSC (and its sub-lessee) regarding, among other things, certain sales of P&WV property and rents due from NSC related to such sales.  NSC has continued to make quarterly base cash rent payments to P&WV.  P&WV is actively seeking to protect its contractual rights under the Lease including the right to additional payments from the NSC.  NSC is seeking to protect the historical status quo and historical treatment of certain transactions and has continued to make the base rent payment.  P&WV believes that its primary exposure to the litigation is the cost of the litigation which P&WV believes are recoverable under the lease.  If P&WV prevails in the litigation, it believes that it could be very positive for P&WV.  Due to the uncertainties and risk related to litigation, there can be no assurance that the litigation will result in a favorable outcome to P&WV.  The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

Item 1A. Risk Factors

The Registrant's results of operations and financial condition are subject to numerous risks and uncertainties described in its definitive registration statement on Form S-3/A dated May11, 2012, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Registrant's business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity SECURITIES and Use of Proceeds

None.

Item 3. Defaults UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit 1.1 The Trust’s Current Reports on Form 8-K filed on February 16, 2012, March 9, 2012, April 13, 2012, May 7, 2012 and May 15, 2012 are incorporated by reference.

Exhibit 1.2 The Trust’s Current Annual Report on Form 10-K filed on March 28, 2012 is incorporated by reference.

Exhibit 1.3 The Trust’s Form S-3/A filed with the SEC on May 11, 2012 is incorporated by reference.

Exhibit 31.1 Section 302 Certification for David H. Lesser

Exhibit 31.2 Section 302 Certification for Arun Mittal

Exhibit 32 Section 906 Certification for David H. Lesser and Arun Mittal.

Exhibit 101 The following materials from the Quarterly Report on Form 10-Q for the Registrant, for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Income, (ii) Balance Sheet, (iii) Statement of Cash Flows, and (iv) Notes to the Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer

Date:  May 15, 2012

/s/Arun Mittal

Arun Mittal

VP Business Development,

Secretary & Treasurer

Date: May 15, 2012