Form 10-Q/A
period 2012-05-15
Power REIT
filed 2012-05-16
CIK 1532619

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

EXPLANATORY NOTE

The Trust is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") that restates in its entirety the Trust's quarterly report on Form 10-Q for the period ended March 31, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission on May 15, 2012 (the "Original Filing Date"), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of certain material from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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