Form 10-Q
period 2012-08-15
Power REIT
filed 2012-08-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

333-177802

(Commission File Number)

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0373

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__            No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

1,623,250 shares of beneficial interest, $0.001 par value, outstanding at June 30, 2012.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED INCOME STATEMENT (Dollars in Thousands) (Unaudited)
	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011

Interest Income from capital lease	$ 229	$ 229	$ 458	$ 458
General & Administrative Expense	186	102	284	162
Non-Recurring Litigation Expense	141	-	224	-
Net Income	(98)	127	(51)	295

Fully Diluted, Per Share:
Net Income	$ (0.06)	$ 0.08	$ (0.03)	$ 0.19
Cash Dividends	$ 0.10	$ 0.10	$ 0.20	$ 0.20

Weighted Average Number of Shares Outstanding	1,623,250	1,623,250	1,623,250	1,576,623

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Thousands)
	(Unaudited) June 30, 2012	(Audited) December 31, 2011
ASSETS
Cash and Cash Equivalents	$ 723	$ 982
Deposits	40	-
Prepaid Assets	100	3
Net investment in capital lease	9,150	9,150
TOTAL ASSETS	$10,013	$ 10,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$ 102	$ 10
Dividends Payable	162
Shareholders' equity: Shares of beneficial interest, at $0.001 par value (1,623,250 shares issued and outstanding as of 12/31/2011 and 6/30/2012, respectively)	10,072	10,072
Retained Earnings	(323)	53
Total shareholders' equity	9,749	10,125
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,013	10,135

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0.001	$ 0.001
Common shares issued	1,623,250	1,623,250
Common shares outstanding	1,623,250	1,623,250

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Six Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ (51)	$ 295
Deposits	(40)	-
Change in Prepaid Assets	(98)	(23)
Change in Accounts Payable	92	-
Change in Accounts Receivable
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(97)	$ 271

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid	(162)	(313)
Net Proceeds from Financing	-	952
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ (162)	$ 638

Net increase (decrease) in Cash	(259)	910
Cash, beginning of period	982	49
Cash, end of period	$ 723	$959

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

Power REIT’s only current income generating asset is its ownership of its wholly-owned subsidiary, Pittsburgh & West Virginia Railroad (“P&WV”), which has leased the entirety of its railroad property to Norfolk Southern Corporation (“NSC”) pursuant to a 99-year lease.   NSC pays base cash rent of $915,000 annually, payable in quarterly installments.  In addition, in accordance with the terms of the lease, Norfolk Southern Corporation (“NSC”) reimburses P&WV, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of P&WV, except for taxes relating to base cash rent payments made by the NSC.  In addition, the lease requires NSC to reimburse P&WV, in the form of additional rent, for amounts incurred by P&WV to protect its rights and interests under the lease.  Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.  Currently, dividends received from P&WV provide Power REIT with its sole source of cash flow.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Consolidation. The accompanying unaudited consolidated financial statements include Power REIT and its wholly-owned subsidiary, P&WV. The financial statements have been prepared as if Power REIT had been historically consolidated with P&WV during the prior reporting periods.  All intercompany balances and transactions have been eliminated in consolidation.

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

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, approximate fair value because of their relatively short maturity schedules. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

June 30, 2012

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 723	$ -	$ -	$ 723
Total Assets at Fair Value	$ 723	$ -	$ -	$ 723

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

Prepaid Assets.   The Trust records a prepaid asset for expenses that are expect to provide the Trust with benefits over a period of one year or longer. During the second quarter, the Trust recorded a prepaid asset of approximately $45,000 related to its shelf-offering on Form S-3 and a prepaid asset of $30,000 related to capitalization of expenses related to a potential line of credit agreement.  The costs related to the line of credit, if consummated, will be amortized using the straight-line method, which approximates the effective interest method.  The Trust expects to amortize the shelf-offering expenses proportionately upon each draw upon the Form S-3 registration statement (See Footnote 3).

Deposits.  During the first quarter of 2012, Power REIT placed a $15,000 deposit on a parcel of land that is intended to be developed as an energy park.  If acquired and fully developed, the energy park is expected to increase cash-flow available to the Registrant through additional lease payments.  In addition, Power REIT has placed a $25,000 deposit with a bank to finance acquisitions.  Power REIT is in the process of negotiating the final terms and documentation of the line of credit and there can be no assurance that the financing will be consummated.

3. Shelf Offering on Form S-3

On May 11, 2012 the Securities and Exchange Commission (SEC) declared effective Power REIT’s $100 million shelf registration statement on Form S-3. Under the Form S-3, the Company may from time to time issue any combination of common equity or common equity linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million. The net proceeds of offerings are intended to be used to fund working capital and expenses of Power REIT and new acquisitions consistent with Power REIT’s business plan. As of the date of this report, the Company has not issued any securities and does not have any immediate plans to issue securities pursuant to the Form S-3. The terms of any offering of securities made pursuant to the shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC and distributed to prospectus investors.

4. Long-term Compensation

The company grants awards pursuant to its 2012 Equity Incentive Plan (“Plan”), which was approved at the company’s 2012 annual shareholder meeting held on May 24, 2012.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to us and our subsidiaries, including outside directors.  As of June 30, 2012, no equity compensation had been issued under the Plan and 200,000 common shares were authorized and available for issuance under the Plan, subject to periodic adjustment.  Common stock may be awarded under the Plan until it is terminated or the ten-year anniversary of the Plan.

Summary of Activity

The summary of Plan activity for the six months ended June 30, 2012, with respect to our stock options, was as follows:

Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	N/A	N/A
Plan Awards	-	N/A
Exercised	-	N/A
Forfeited	-	N/A
Balance as of June 30, 2012	0	N/A
Options Exercisable as of June 30, 2012	0	N/A

The summary of Plan activity for the six months ended June 30, 2012, with respect to our restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	0
Plan Awards	-
Vested	-
Forfeited	-
Balance as of June 30, 2012	0	N/A

Plan Activity after End of Second Quarter

On August 13, 2012, the company granted restricted stock to its officers and non-qualified stock options (“options”) to its independent trustees and officers.  The term of each option is 10 years.  Both the restricted stock and options vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.

The following is a summary of this post-quarter Plan issuance activity:

•         Options to acquire 166,000 shares of common stock were granted to officers and independent trustees

•         30,000 shares of  restricted stock were granted to officers

The company accounts for share-based payments using the fair value method.  We recognize all share-based payments in our financial statements based on their grant date fair values and market closing price, calculated using the binomial option pricing model. Restricted stock is valued based on the market price of common stock on the grant date.

The following assumptions were made to estimate fair value:

Expected Volatility	21.38%
Expected Dividend Yield	4.99%
Expected Term (in years)	6.0
Risk Free Rate	0.79%
Estimate of Forfeiture Rate	10.0%

The company uses historical data to estimate dividend yield and volatility and the “simplified approach” as described in the SEC Staff Accounting Bulletin #107 and #110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The company does not have historical data of forfeiture, and as a policy, has used an appropriate estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

As of June 30, 2012 and the date of this report, there was approximately $0 and $320,000 of total unrecognized share-based compensation expense, respectively, related to outstanding restricted stock and options granted under the Plan.  The unrecognized compensation cost will be recognized through 2015, equating to a weighted average amortization period of 2.0 years.

The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

5. Litigation with Norfolk Southern Corporation and Additional Rent owed to P&WV

Power REIT and its wholly-owned subsidiary, P&WV, is currently in litigation with NSC (and its sub-lessee) regarding, among other things, certain sales of P&WV property by NSC and its sub-lessee, reimbursement of P&WV’s legal expenses related thereto (as additional rent under the lease), the interpretation of several lease provisions and whether or not the lease is in default.  P&WV is actively seeking to protect its contractual rights under the lease including the right to amounts owed to it from NSC.  NSC is seeking to protect the historical status quo and historical treatment of certain transactions and has continued to make the base rent payment during the pendency of the litigation.  P&WV believes that its primary exposure to the litigation is the cost of the litigation which P&WV believes is recoverable under the terms of the lease.

P&WV believes NSC is required to pay additional rent to P&WV, which additional rent includes P&WV’s legal expenses during the first six months of 2012 incurred in defending its contractual rights under the lease. This amount is in addition to other amounts that are in dispute with NSC related to the interpretation of the lease.  Due to the uncertainty of the current litigation, we have expensed the litigation costs and not recorded other amounts that P&WV believes may be recoverable pending a resolution of the litigation.  Due to the uncertainties and risk related to litigation, there can be no assurance that the litigation will result in a favorable outcome to P&WV.  The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

P&WV owns railroad property in Pennsylvania, West Virginia and Ohio that is leased to Norfolk Southern Corporation (“NSC”) with a 99-year lease term, with unlimited renewals on the same terms, absent a default by NSC.  Base cash rental is a fixed amount of $915,000 per year, paid quarterly, with no provision for increase in such base rent during the term of the lease and any renewal periods.  Under the terms of the lease, NSC incurs various indebtedness obligations to P&WV.  Historically, indebtedness has increased by (i) an amount equal to the amount of deductions allowable to P&WV, for tax purposes, for depreciation and amortization and (ii) the extent to which the lessee elects to receive the proceeds of sales of P&WV’s excess property.  The amount, term and character of the indebtedness owed to P&WV is in dispute (See Part II, Item 1. Legal Proceedings).  According to records maintained by NSC, at December 31, 2011 and 2010, the principal balance of indebtedness owed to P&WV by Norfolk Southern was $16,236,809 and $15,882,651, respectively.  Because of the indeterminate amount, term and character of the indebtedness, no values have been reported in the accompanying financial statement.

Although Power REIT currently derives 100% of its revenue and cash-flow from its ownership of P&WV, Power REIT is seeking to diversify its investment portfolio and is actively seeking to acquire additional investments.  During the first quarter, Power REIT placed a $15,000 deposit on a parcel of land that is intended to be developed as an energy park.  If acquired and fully developed, the energy park is expected to increase cash-flow available to the Registrant.  In addition, Power REIT placed a $25,000 deposit with a bank related to a line of credit, which could be used to finance additional acquisitions.  There can be no assurance that such financing will be consummated.

In comparing the second quarter of 2012 with the preceding first quarter of 2012 and the second quarter of 2011, revenues totaled $229,000, $229,000, and $229,000, respectively.  Net income was $(98,000), $47,000 and $127,000 respectively.  When adjusting for non-recurring legal expenses incurred in the second and first quarters of 2012 related to the litigation with Norfolk Southern Corporation, non-GAAP net income was $43,000, $130,000 and $127,000 during the second quarter of 2012, the preceding first quarter of 2012 and the second quarter of 2011, respectively.  Power REIT believes the Non-GAAP presentation of net income is useful information, as the litigation expense incurred in the first and second quarters of 2012 is non-recurring in nature and does not accurately capture the expected recurring financial performance of the company.   Although, the company may incur additional non-recurring litigation expenses in subsequent periods, which will impact GAAP results in those future periods, Power REIT believes that the litigation expenses are reimbursable under the lease as additional rent (See Part II, Item 1: LEGAL PROCEEDINGS).

The Trust's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which includes, among other things, professional fees, consultants, and trustee’s fees. PWV’s property is maintained entirely at NSC's expense pursuant to the lease.  The Trust’s expenses increased during the second quarter of 2012 compared to the first quarter of 2012 and second quarter of 2011 primarily due to: (i) non-recurring litigation expenses of $141,000 in the second quarter; (ii) extra expenses related to the annual meeting resulting from a proxy challenge; and (iii) increased G&A and expenses related to the expansion of the Trust’s business.

RECONCILIATION OF GAAP TO NON-GAAP NET INCOME

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 31,
	2012	2011
NON-GAAP NET INCOME RECONCILIATION
Net Income (GAAP)	$(51)	$ 295
Add Back:
Non-Recurring Litigation Expense	224	-
Non-GAAP Net Income	173	295

Fully Diluted, Per Share:
Non-GAAP Net Income	$ 0.11	$ 0.19
Weighted Average Number of Shares Outstanding	1,623,250	1,576,623

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Power REIT and its wholly-owned subsidiary, P&WV, is currently in litigation with NSC (and its sub-lessee) regarding, among other things, certain sales of P&WV property by NSC and its sub-lessee, reimbursement of P&WV’s legal expenses related thereto (as additional rent under the lease), the interpretation of several lease provisions and whether or not the lease is in default.  P&WV is actively seeking to protect its contractual rights under the lease including the right to amounts owed to it from NSC.  NSC is seeking to protect the historical status quo and historical treatment of certain transactions and has continued to make the base rent payment during the pendency of the litigation.  P&WV believes that its primary exposure to the litigation is the cost of the litigation which P&WV believes is recoverable under the terms of the lease.

P&WV believes NSC is required to pay additional rent to P&WV, which additional rent includes P&WV’s legal expenses during the first six months of 2012 incurred in defending its contractual rights under the lease. This amount is in addition to other amounts that are in dispute with NSC related to the interpretation of the lease.  Due to the uncertainty of the current litigation, we have expensed the litigation costs and not recorded other amounts that P&WV believes may be recoverable pending a resolution of the litigation.  Due to the uncertainties and risk related to litigation, there can be no assurance that the litigation will result in a favorable outcome to P&WV.  The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 1, 2012, the Trust formed a Nominating Committee, whose members consist of Patrick R. Haynes, III, William S. Susman, and Virgil E. Wenger.  Mr. Haynes is the chairperson of the Nominating Committee. All three members of the Nominating Committee are considered to be independent trustees pursuant to the NYSE MKT LLC Company Guide.  The Nominating Committee Charter is attached hereto as Exhibit 99.1.

On August 13, 2012, the Compensation Committee met and determined that it was in the Trust’s long-term interest to compensate its management team and trustees through long-term compensation arrangements.  The Compensation Committee further noted that the Trust’s CEO, Mr. Lesser, has not received salary for 18 months.  It therefore authorized the following awards pursuant to the Trust’s 2012 Equity Incentive Plan:

•         To Mr. David H. Lesser, the Trust’s CEO and Chairman, a non-qualified option to acquire 100,000 common shares of the Trust and 20,000 shares of restricted common stock with voting and dividend rights

•         To Caravan Partners LLC, Mr. Mittal’s consulting firm through which he provides business development and other services to the Trust, a non-qualified option to acquire 60,000 common shares of the Trust and 10,000 shares of restricted common stock with voting and dividend rights

•         To each of the independent trustees, a non-qualified option to acquire 2,000 common shares of the Trust

Each of the non-qualified stock options and restricted stock will vest annually at a rate of 33 1/3% and the non-qualified stock options have a term of 10-years and a strike price that is the closing price on August 13, 2012.  The form of Non-Qualified Option Agreement and form of Restricted Stock Agreement are attached as exhibits 10.1 and 10.2, respectively.

Section 7.21 of the Trust’s declaration of trust limits an individual’s constructive ownership and beneficial ownership in the Trust to 9.9% of the outstanding shares for compliance with REIT tax rules on concentrated ownership (“Ownership Limit”).  The Trust has determined that Mr. Lesser’s constructive ownership and beneficial ownership, after giving effect to the restricted stock grants described above, is 116,843 common shares and that Mr. Lesser is in compliance with the Ownership Limit.  In making this determination, the Trust concluded that 99.8% of the 51,760 shares owned by HBP PW LLC (“HBP”), a limited liability company managed by Mr. Lesser, is attributed to a third-party investor who is not affiliated with Mr. Lesser.  This determination was made solely for the purposes of compliance with the Ownership Limit and not for SEC ownership disclosure purposes.

On August 14, 2012, the Trust changed its address to 301 Winding Road, Old Bethpage, NY 11804.  All communication should be addressed to the Trust’s new address.

Item 6.  Exhibits

Exhibit Number

Exhibit 1.1                  The Trust’s Reports on Form 8-K filed on February 16, 2012, March 9, 2012, April 13, 2012, May 7, 2012, May 15, 2012 and June 14, 2012 are incorporated by reference.

Exhibit 1.2                  The Trust’s Annual Report on Form 10-K filed on March 28, 2012 is incorporated by reference.

Exhibit 1.3                  The Trust’s Form S-3/A filed with the SEC on May 11, 2012 is incorporated by reference.

Exhibit 10.1                Form of Non-Qualified Option Agreement

Exhibit 10.2                Form of Restricted Stock Agreement

Exhibit 31.1                Section 302 Certification for David H. Lesser

Exhibit 31.2                Section 302 Certification for Arun Mittal

Exhibit 32.1                Section 906 Certification for David H. Lesser and Arun Mittal.

Exhibit 99.1                Nominating Committee Charter

Exhibit 101                 Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2012: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer

Date:  August 15, 2012

/s/Arun Mittal

Arun Mittal

VP Business Development,

Secretary & Treasurer

Date: August 15, 2012