Form 10-Q
period 2012-11-14
Power REIT
filed 2012-11-14
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

1,623,250 common shares of beneficial interest, $0.001 par value, outstanding at September 30, 2012.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED INCOME STATEMENT (Dollars in Thousands) (Unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2012	2011

Income from Railroad Lease	$ 229	$ 229	$ 686	$ 686
General & Administrative Expense	69	55	354	217
NSC Litigation Expense	142	-	366	-
Net Income	18	174	(33)	469

Earnings Per Common Share:
Basic	$ 0.01	$ 0.11	$ (0.02)	$ 0.29
Assuming Dilution	0.01	0.11	(0.02)	0.29

Weighted Average Number of Shares Outstanding
Basic	1,623,250	1,623,250	1,623,250	1,592,137
Assuming Dilution	1,628,321	1,623,250	1,635,660	1,592,137

Cash dividend per common share	$0.10	$0.10	$0.30	$0.30

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Thousands)
	(Unaudited) September 30, 2012	(Audited) December 31, 2011
ASSETS
Cash and Cash Equivalents	$ 551	$ 982
Deposits	40	-
Prepaid Assets	89	3
Net investment in railroad capital lease	9,150	9,150
TOTAL ASSETS	$9,830	$ 10,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$ 49	$ 10
Dividends Payable	165
Shareholders' equity: Shares of beneficial interest, at $0.001 par value (1,623,250 shares issued and outstanding as of 12/31/2011 and 9/30/2012, respectively)	10,086	10,072
Retained Earnings	(471)	53
Total shareholders' equity	9,615	10,125
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,830	10,135

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0.001	$ 0.001
Common shares issued	1,623,250	1,623,250
Common shares outstanding	1,623,250	1,623,250

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ (33)	$ 469
Deposits	(40)	-
Change in Prepaid Assets	(86)	(13)
Change in Accounts Payable	39	-
Non-Cash Equity Compensation Expense	14	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(106)	$ 456

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid	(325)	(476)
Net Proceeds from Financing	-	950
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ (325)	$ 474

Net increase (decrease) in Cash	(431)	930
Cash, beginning of period	982	49
Cash, end of period	$ 551	$979

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

Notes to unaudited financial statements:

1. General Information

The foregoing interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Power REIT ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders to maintain its REIT corporate status.  All adjustments are of a normal recurring nature.

Power REIT’s only current income generating asset is its ownership of its wholly-owned subsidiary, Pittsburgh & West Virginia Railroad (“P&WV”), which has leased the entirety of its railroad property to Norfolk Southern Corporation (“NSC”) pursuant to a 99-year lease (the “Lease”).   Pursuant to the Lease, NSC pays base cash rent of $915,000 annually, payable in quarterly installments.  In addition, in accordance with the terms of the Lease, NSC reimburses P&WV, in the form of additional rent, for certain taxes, governmental charges and other costs of P&WV.  Currently, lease payments received by P&WV provide Power REIT with its sole source of consolidated operating cash flow.

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

Net Investment in Railroad Capital Lease. P&WV’s net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

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

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, approximate fair value because of their relatively short maturity schedules. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

September 30, 2012

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 551	$ -	$ -	$ 551
Total Assets at Fair Value	$ 551	$ -	$ -	$ 551

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

4. Long-term Compensation

The company grants awards pursuant to its 2012 Equity Incentive Plan (“Plan”), which was approved at the company’s 2012 annual shareholder meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to us and our subsidiaries, including outside directors.  Common stock may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan.  During the third quarter, 30,000 shares of restricted common stock and options to acquire 166,000 shares of common stock were granted.  As of September 30, 2012, 4,000 common shares remain authorized and available for issuance.

Summary of Activity

The summary of Plan activity for the nine months ended September 30, 2012, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	-	-
Plan Awards	166,000	7.96
Exercised	-	-
Forfeited	-	-
Balance as of September 30, 2012	166,000	7.96
Options Exercisable as of September 30, 2012	0	-

The summary of Plan activity for the nine months ended September 30, 2012, with respect to our restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	-	-
Plan Awards	30,000	$7.96
Vested	-	-
Forfeited	-	-
Balance as of September 30, 2012	30,000	7.96

The term of each option granted during the third quarter is 10 years.  Both the restricted stock and options vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.   The company recognizes share-based payment expenses based on grant date fair values and market closing price.  Restricted stock is valued based on the market price of common stock on the grant date.  Options are valued using the binomial option pricing model using the following assumptions to estimate fair value:

Expected Volatility	21.38%
Expected Dividend Yield	4.99%
Expected Term (in years)	6.0
Risk Free Rate	0.79%
Estimate of Forfeiture Rate	10.0%

The company uses historical data to estimate dividend yield and volatility and the “simplified approach” as described in the SEC Staff Accounting Bulletin #107 and #110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The company does not have historical data of forfeiture, and as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

During the third quarter of 2012, the Trust recorded approximately $14,000 of non-cash expense related to restricted stock and options granted under the Plan.  As of September 30, 2012 there was approximately $308,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to a weighted average amortization period of 2.0 years from the issuance date.

The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

5. Litigation with Norfolk Southern Corporation and Additional Rent owed to P&WV

Power REIT and its wholly-owned subsidiary, P&WV, are currently in litigation with NSC (and its sub-lessee) regarding, among other things, the treatment of sale of P&WV property, reimbursement of P&WV’s legal expenses (as additional rent under the lease), the interpretation of several lease provisions and whether or not NSC is in default pursuant to the terms of the lease.  P&WV is actively seeking to protect its contractual rights under the lease including the right to amounts owed to it from NSC.  NSC has continued to make the base rent payment during the pendency of the litigation.  P&WV believes that its primary exposure to the litigation is the cost of the litigation which P&WV believes is recoverable under the terms of the lease.

P&WV believes NSC is required to pay additional rent to P&WV, which additional rent includes, among other things, P&WV’s legal expenses during the first nine months of 2012 incurred in defending its contractual rights under the lease. This amount is in addition to other amounts that are in dispute with NSC related to the interpretation of the lease.  Due to the uncertainty of the current litigation, P&WV has expensed the litigation costs and has not recorded other amounts that P&WV believes may be recoverable pending a resolution of the litigation.  Due to the uncertainties and risk related to litigation, there can be no assurance that the litigation will result in a favorable outcome to P&WV.  The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Power REIT (the “Trust”) is a Maryland real-estate investment trust that is seeking to acquire real-estate related to energy and transportation infrastructure.  Its business plan builds upon its current ownership of its wholly-owned subsidiary, the Pittsburgh & West Virginia Railroad (“P&WV”).

P&WV owns railroad property in Pennsylvania, West Virginia and Ohio that is leased to Norfolk Southern Corporation (“NSC”) with a 99-year lease term, with unlimited renewals on the same terms, absent a default by NSC.  Base cash rental is a fixed amount of $915,000 per year, paid quarterly, with no provision for increase in such base rent during the term of the lease and any renewal periods.  Under the terms of the lease, NSC is obligated to pay additional rent, some of which has historically been booked by NSC as an indebtedness obligation to P&WV.  Historically, this additional rent has mostly consisted of an amount equal to the amount of deductions allowable to P&WV, for tax purposes, for depreciation and amortization of P&WV’s railroad property.   In addition, NSC can elect to retain proceeds from its sales of P&WV’s excess property that is no longer necessary or useful.  Amounts that are retained by NSC are booked as additional indebtedness to P&WV. The amount, term and character of additional rent payments and the indebtedness owed to P&WV is in dispute (See Part II, Item 1. Legal Proceedings).  According to records maintained by NSC that have been provided to P&WV, at December 31, 2011 and 2010, the principal balance of indebtedness owed to P&WV by Norfolk Southern was $16,249, 380 and $15,882,651, respectively, not including any accrual of interest.  Due to the pending litigation, which should lead to a resolution of the amount, term and character of the indebtedness, no values have been reported in the accompanying financial statement.

Although Power REIT currently derives 100% of its consolidated revenue and cash-flow from its ownership of P&WV, Power REIT is seeking to diversify its investment portfolio and is actively seeking to acquire additional investments.  During the first quarter of 2012, Power REIT placed a $15,000 deposit on a parcel of land that is intended to be developed as an energy park.  If acquired and fully developed, the energy park is expected to increase cash-flow available to the Registrant.  In addition, Power REIT placed a $25,000 deposit with a bank related to a line of credit, which could be used to finance additional acquisitions.  There can be no assurance that such financing will be consummated.

In comparing the third quarter of 2012 with the preceding second quarter of 2012 and the third quarter of 2011, revenues totaled $229,000, $229,000, and $229,000, respectively.  Net income was $18,000, (98,000) and $174,000 respectively.   P&WV incurred approximately $142,000 of litigation expenses related to the NSC litigation during the third quarter and approximately $366,000 during the first nine months of 2012.  Although, P&WV may incur additional litigation expenses in subsequent periods, which will impact GAAP results in those future periods, management believes that the litigation expenses are reimbursable under the lease as additional rent (See Part II, Item 1: LEGAL PROCEEDINGS).

The Trust's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which includes, among other things, professional accounting and legal fees, consultants, and trustee’s fees. P&WV’s property is maintained entirely at NSC's expense pursuant to the lease.  The Trust’s expenses increased during the third quarter of 2012 compared to the second quarter of 2012 and third quarter of 2011 primarily due to litigation expenses of $142,000 in the third quarter and increased G&A and expenses related to the expansion of the Trust’s business, including $14,000 of non-cash expenses related to long-term, equity-based compensation.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, Power REIT and its wholly-owned subsidiary, P&WV, are currently in litigation with NSC, and its sub-lessee, Wheeling & Lake Erie Railroad (“WLE”, and together with NSC, the “Litigants”).  The case is pending in Federal Court in Pittsburgh, PA.  The Litigants initiated the litigation in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default on the 99-year lease.    The litigation is currently in the active discovery phase.  At this stage, limited guidance on the outcome of the litigation can be provided by management, although P&WV believes its primary exposure to the litigation is the cost of the litigation.

The litigation relates to, among other things, the treatment of sales of P&WV property by NSC, the terms associated with payment of indebtedness owed to P&WV by NSC, payment of additional rent pursuant to the lease (including legal expenses related to P&WV’s enforcement of the lease terms), the interpretation of several lease provisions and whether or not the lease is in default.

In addition to its answer to the Litigant’s claims, P&WV filed various counter claims, including that the lease is in default and demands for various amounts owed to P&WV by NSC.  According to records maintained by NSC and P&WV’s historical tax returns prepared by NSC, NSC owes P&WV more than $16 million.  NSC has historically prepared P&WV’s tax returns (the last P&WV tax return prepared by NSC was the 2010 tax return).  P&WV retained an independent accounting firm to prepare its 2011 tax returns.   P&WV believes the amount of indebtedness owed to P&WV is valid debt, and that such debt is understated and does not include any accrual of interest, other rent payments (not including the base rent) or other amounts owed pursuant to provisions of the lease.    Although the debt owed to P&WV is an asset and has historically been recorded on P&WV’s tax returns as an asset by NSC, it has not been included in P&WV’s GAAP financial statements.   Due to the uncertainty of the current litigation, including term of debt and amounts owed, P&WV has expensed the litigation costs and has not recorded the amounts owed to P&WV or other amounts that P&WV believes may be recoverable upon a resolution of the litigation.

Although the litigation is resulting in elevated legal expenses, management believes the litigation is necessary to protect P&WV’s interest in its railroad asset and in the substantial indebtedness owed to it and that continued pursuit of P&WV’s counterclaims against NSC are in the best interests of P&WV.  There can be no assurance that P&WV will be successful in its counterclaims.

The litigation was previously disclosed on Power REIT’s annual report filed on Form 10-K with the SEC on March 28, 2012 and on current report filed on Form 8-K with the SEC on February 16, 2012.

Item 1A. Risk Factors

The Registrant's results of operations and financial condition are subject to numerous risks and uncertainties described in its registration statement on Form S-3/A dated May11, 2012, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Registrant's business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit Number

Exhibit 1.1                  The Trust’s Reports on Form 8-K filed on February 16, 2012, March 9, 2012, April 13, 2012, May 7, 2012, May 15, 2012, June 14, 2012 and September 13, 2012 are incorporated by reference.

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

Exhibit 1.3                  The Trust’s Form S-3/A filed with the SEC on May 11, 2012 is incorporated by reference.

Exhibit 31.1                Section 302 Certification for David H. Lesser

Exhibit 31.2                Section 302 Certification for Arun Mittal

Exhibit 32.1                Section 906 Certification for David H. Lesser and Arun Mittal.

Exhibit 101                 Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2012: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer

Date:  November 14, 2012

/s/Arun Mittal

Arun Mittal

VP Business Development,

Secretary & Treasurer

Date: November 14, 2012