Form 10-K/A
Power REIT
filed 2012-12-19
CIK 1532619

POWER REIT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

X 	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2011

Commission File Number: 000-54560

Power REIT
(Exact name of registrant as specified in its charter)

       Maryland				45-3116572
(State of organization) 		(I.R.S. Employer Identification No.)

       301 Winding Road, Old Bethpage, NY 	11804
       (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 750-0373

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes                   No       X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011, the Registrant's most recently completed second fiscal quarter, was approximately $17,931,000 based upon the closing price on June 30, 2011. For purposes of this calculation, shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose.

At March 1, 2012, there were 1,623,250 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to David H. Lesser, CEO and Chairman of the Board of Trustees, Power REIT, c/o Richard Baumann, Morrison & Cohen LLP, 909 Third Avenue, New York, New York 10022.

DOCUMENTS INCORPORATED BY REFERENCE

This section titled "Documents Incorporated by Reference" is replaced in its entirety by:

Part III of this annual report on Form 10-K incorporates by reference Registrant's definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2012.





EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") to Registrant's Annual Report on Form 10-K for the year ending December 31, 2011 filed on March 28, 2012 (the "Original Report") is being filed with the Securities and Exchange Commission ("SEC") to comply with Instruction G.1 of Form 10-K and Rule 12b-23 by (1) providing risk disclosure in Items 1A and Item 7 that, in the Original Report, was incorporated by reference to the Registrant's prospectus filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act as of December 1, 2011 and (2) updating the "Documents Incorporated by Reference" section of the Original Report's Cover Page. Additionally, the Registrant has filed this Amendment to disclose the company that provides the Registrant with business, accounting and other general administrative services.

No changes have been made to the Original Report other than additional disclosure contained in this Amendment and updates to the Cover Page and
Exhibit Index. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of its original filing. Accordingly, this Amendment should be read in conjunction with the Original Report and Registrant's other SEC filings subsequent to the filing of the Original Report.

Unless the context requires otherwise, references to "Registrant", "we," "us," "our," "Trust," and the "Company" refer specifically to Power REIT. Unless the context requires otherwise, references to "Operating Partnership" or "umbrella partnership" refer specifically to a to-be formed Delaware limited partnership or limited liability company that will be controlled by Power REIT as the sole general partner.

Item 1 Business

Caravan Partners, LLC ("Caravan") provides the Registrant with business,
accounting and other general administrative services.   Caravan is
affiliated with Arun Mittal, the Registrant's Vice President, Secretary and Treasurer.


Item 1A RISK FACTORS

Registrant's response in the Original Report to Item 1A is replaced in its entirety by the following:

An investment in the Company's common shares involves risks. Anyone who is making an investment decision regarding the Company's securities should carefully consider the following risk factors, together with all of the other information included in, or incorporated by reference into, this prospectus before making that decision. Some of these factors relate principally to the Company's business and business plans. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business and operations. If any of the matters included in the following risks were to occur, the Company's business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, you may lose all or part of your investment.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

The Company intends to pursue a growth strategy focused on infrastructure investments that qualify as real assets. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. G&A expenses, including expenses related to tax, legal and audit have been increasing and expected to continue to increase due to the more complex organization of Power REIT and expenses related to growth. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay a dividend.

We operate in a highly competitive market for investment opportunities.

We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not currently available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the restrictions that our REIT status imposes on us. These competitive conditions may adversely affect our ability to make investments in the infrastructure sector and could adversely affect our distributions to stockholders.

Because we expect to distribute substantially all of our taxable income from investments to our stockholders or lenders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired. Issuance of additional securities will result in dilution.

If we distribute substantially all of our distributions and interest income from investments to our stockholders and we desire to make new investments, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities, including limited partnership interests. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. This may impact materially affect the Company's business and ability to grow and may impact the market's perception of the Company and the share price.

Additional issuance of equity securities may result in dilution to our shareholders. Although the Company expects to deploy additional capital in accretive transactions, such additional dilution may reduce your percentage ownership of the Company and voting percentage.

Our investment portfolio is currently concentrated in a single asset and in the future we may continue to have concentrated exposure to a relatively few number of investments, industries and lessees. Furthermore, the Company will continue to be subject to our current and future lessees' financial condition.

The Company currently has a single investment in Pittsburgh & West Virginia Railroad, which has been leased to Norfolk Southern Corporation, our Railroad Lessee, under a long-term, triple-net lease. The current economic slowdown may have a negative impact on the operations of the Railroad Lessee due to possible downturns in its business. This negative impact could result in the Railroad Lessee's inability to make rental payments when due. The Railroad Lessee may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such Lessee's lease and cause a reduction in the Company's cash flow and adversely affect our financial condition.

As the Company grows, its portfolio may be concentrated in a limited number of investments. An inherent risk associated with this investment concentration is that we may be adversely affected if one or more of our investments perform poorly or if the fair value of any one investment decreases. Financial difficulty or poor business performance on the part of any single lessee or the default on any single lease will expose us to a greater risk of loss than would be the case if we were "diversified" holding numerous investments. Further, the Company intends to concentrate is investment activities in the infrastructure sector, including energy and transportation, which will subject us to more risks than if we were broadly diversified across sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

Legislative, regulatory, accounting or tax changes or actions, or significant litigation, could adversely affect us, the infrastructure industry or the REIT industry.

The Company and its investments are and will be subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect operations, investments, accounting treatment, tax benefits and the health of lessees that lease the Company's properties. If these laws, regulations or decisions change, we may have to incur significant expenses in order to comply, or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, or fail to obtain licenses that may become necessary for the conduct of our business, we may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition. Actions by regulatory agencies or significant litigation against us or by us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Proposed changes to the accounting treatment of leases by both lessors and lessees under U.S. GAAP may adversely impact our financial statements and our growth plans.

Changes in interest rates may negatively affect the value of our assets and the trading price of our stock.

Our investment in certain assets will generally decline in value if long-term interest rates increase. If interest rates were to rise from their current historically low levels, it may affect the market perceived or actual value of our assets and/or dividends and consequently our stock price may decline in value.

Our quarterly results may fluctuate.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the return on our current or future investments, including any future investments with revenue participation, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may fail to remain qualified as a REIT, which would reduce the cash available for distribution to our shareholders and may have other adverse consequences.

Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the U.S. Internal Revenue Code for which there are only limited judicial or administrative interpretations, including interpretation of lease agreements with our lessees, which may contain complex tax indemnification and non-cash payment provisions. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we were to fail to maintain our qualification as a REIT, we would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions. Failure to qualify as a REIT may also subject us to the Investment Company Act of 1940 ("1940 Act") and could result in additional expenses or adverse consequences.

Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke or lose our REIT status, which could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay a dividend.

In order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders. To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may have taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we did not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs and diminish our available cash flow, sustainable future cash flow or future ability to grow.

If an investment that was initially believed to be a real asset is later deemed not to have been a real asset at the time of investment, we could lose our status as a REIT or be precluded from investing according to our current business plan.

The Company must meet income and assets tests to qualify as a REIT. If an investment that was originally believed to be a real asset is later deemed not to have been a real asset at the time of investment, our status as a REIT may be jeopardized or we may be precluded from investing according to our current business plan, either of which would have a material adverse effect on our business, financial condition and results of operations. We also may be required to dispose of investments, which could have a material adverse effect on us and our shareholders, because even if we were successful in finding a buyer, we may have difficulty in finding a buyer to purchase such investments on favorable terms or in a sufficient timeframe.

Issuance of securities with claims that are senior to those of the common shares of Power REIT may limit or prevent us from paying dividends on our common shares and there is no limitation on the amount of indebtedness we may incur in the future.

Power REIT common shares are equity interests. As such, Power REIT common shares rank junior to any indebtedness and other non-equity claims with respect to assets available to satisfy claims on Power REIT. Power REIT may issue senior securities, which may expose Power REIT to typical risks associated with leverage, including increased risk of loss. If Power REIT issues preferred securities, which will rank "senior" to Power REIT's common shares in its capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of Power REIT's common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in Power REIT's best interest.

In addition, limited partnership interests or other securities issued by the Operating Partnership may have a senior priority on cash-flow or liquidation proceeds generated by the Operating Partnership. To the extent, the Operating Partnership is unable to make cash distributions to Power REIT, Power REIT may be forced to issue additional equity or debt, at unfavorable terms, to maintain compliance with IRS rules that require it to distribute 90% of its taxable income to its shareholders. If Power REIT is unable to make such distributions, it may lose its REIT status.

Unlike indebtedness, for which principal and interest customarily are payable on specified due dates, in the case of Power REIT common shares, dividends are payable only when, as and if declared by Power REIT's board and depend on, among other things, Power REIT's results of operations, financial condition, debt service requirements, distributions received from the Operating Partnership, other cash needs and any other factors Power REIT's board may deem relevant or as required by law. Power REIT may incur substantial amounts of additional debt and other obligations that will rank senior to its common shares.

Factors may cause us to lose our NYSE Amex listing.

We could lose our listing on the NYSE Amex depending on a number of factors, including failure to qualify as a REIT, or failure to meet the NYSE Amex ongoing listing requirements, including those relating to the number of shareholders, the price of our common shares and the amount and composition of our assets.

Low trading volume in our common shares may adversely affect your ability to resell shares at prices you find attractive, or at all.

PW common shares are traded on the NYSE Amex. The average daily trading volume for PW's common shares is less than larger institutions. During the 12 months to September 30, 2011, the average daily trading volume for PW common shares on the NYSE Amex was approximately 3,059 shares. During the 12 months to October 31, 2011, the average daily trading volume for PW common shares on the NYSE Amex was approximately 3,476 shares. Due to its relatively small trading volume, sales of PW common shares, and after the completion of the Reincorporation Merger, sales of Power REIT common shares, may place significant downward pressure on the market price of such common shares. Furthermore, it may be difficult for holders to sell their shares at prices they find attractive, or at all.

The price of our common shares may fluctuate significantly and this may make it difficult for you to sell our common shares when you want or at prices you find attractive.

The market value of our common shares will likely continue to fluctuate in response to a number of factors, most of which are beyond our control. The market value of our common shares may also be affected by conditions affecting the financial markets generally, including the recent volatility of the trading markets. These conditions may result in: (i) fluctuations in the market prices of stocks generally and, in turn, our common shares; and (ii) sales of substantial amounts of our common shares in the market, in each case to a degree that could be unrelated or disproportionate to any changes in our operating performance. Such market fluctuations could adversely affect the market value of our common shares. A significant decline in our share price could result in substantial losses for shareholders and could lead to costly and disruptive securities litigation.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The last sentence of the last paragraph of Registrant's response to Item 7 in the Original Report is replaced in its entirety by the following sentence:

See Note Regarding Forward Looking Statements and Item 1A for risk factors related to the Company's business.


Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of all exhibits filed as a part of this report is set forth below:

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West
Virginia Railroad, Power REIT and Power REIT PA, LLC, dated
December 1, 2011, incorporated herewith by reference to such exhibit to the Registrant's report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1 	Articles of Amendment and Restatement of Declaration of
Trust of Power REIT, filed November 30, 2011, incorporated herewith by reference to such exhibit to the Registrant's report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.2	By-laws of Power REIT, dated October 20, 2011, incorporated
herewith by reference to the Registrant's registration statement on Form S-4 filed with the Commission as of November
8, 2011.

Exhibit 14	Code of Business Conduct and Ethics

Exhibit 21	Subsidiaries of the Registrant

Exhibit 31.1*	Sarbanes-Oxley Act ("SOX") Section 302 Certification of
David H. Lesser.

Exhibit 31.2*	SOX Section 302 Certification of Arun Mittal.

Exhibit 32.1*	SOX Section 906 Certification of David H. Lesser and Arun
Mittal.

Exhibit 101 	The following materials from this annual report on Form
10-K , formatted in XBRL (eXtensible Business Reporting
Language): (i) Consolidated Statement of Operations, (ii)
Consolidated Balance Sheet, (iii) Consolidated Statement of
Cash Flows, (iv) Consolidated Statement of Changes in
Shareholders' Equity, and (v) Notes to the Audited Financial
Statements, tagged as blocks of text.

*Filed herewith. All other exhibits have been filed with the Original Report filed with the SEC on March 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT


By:   /s/ David H. Lesser
         David H. Lesser
         CEO and Chairman of the Board

         Date: December 19, 2012


By:    /s/ Arun Mittal
         Arun Mittal
         Vice President Business Development, Secretary and Treasurer

         Date: December 19, 2012