Form 10-K
Power REIT
filed 2013-03-29
CIK 1532619

POWER REIT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Name of each exchange on which registered: NYSE MKT

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes             No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act          Yes            No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:     Yes     X            No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Large accelerated filer                             Accelerated filer

Non-accelerated filer                              Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes                   No       X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012, the Registrant's most recently completed second fiscal quarter, was approximately $11,995,000 based upon the closing price on June 29, 2012.  For purposes of this calculation, shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose.

At March 1, 2013, there were 1,623,250 outstanding common shares.

Notices and communications from the U.S. Securities and Exchange Commission (the "SEC" or the "Commission") for the registrant may be sent to David H. Lesser, CEO and Chairman of the Board of Trustees, Power REIT, c/o Richard Baumann, Morrison & Cohen LLP, 909 Third Avenue, New York, New York 10022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

PART I

Item 1   BUSINESS

Power REIT ("Registrant", and together with its subsidiaries, the "Company", "Power REIT" or "we") is a Maryland domiciled real estate investment trust (REIT) that develops, acquires and manages transportation and energy infrastructure real estate assets within the United States, including its territories ("U.S.").  Within the transportation and energy infrastructure sectors, Power REIT is currently primarily focused on new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale wind farms and solar farms, with low or minimal technology risk.  Power REIT is structured as a holding company and owns its assets through special purpose subsidiaries that have been formed for the purpose of holding real estate assets and generating lease revenue.  Power REIT was formed through a reorganization and reverse merger of the Pittsburgh & West Virginia Railroad ("P&WV") on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.

As of December 31, 2012, the Company's assets consisted of railroad infrastructure and related real estate owned by P&WV and 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts.  The solar farm property was acquired by Power REIT on December 31, 2012 through our wholly-owned subsidiary, PW Salisbury Solar, LLC ("PWSS").

Due to the PWSS acquisition closing on the last day of 2012, PWSS did not contribute to the Company's operating results in 2012 and Power REIT's consolidated operating results during 2012 consisted solely of its ownership of P&WV.  P&WV's railroad real estate is leased to Norfolk Southern Corporation ("NSC") under a 99-year, triple-net lease with base cash rent of $915,000 per year, which base amount is fixed and unvarying for the life of the lease, including any renewal periods.   PWSS' land is leased to a solar farm pursuant to a twenty-two-year lease agreement that commenced on December 1, 2011 with $80,800 of annual cash rent to be paid from December 1, 2012 to November 30, 2013, with a 1.0% escalation each year thereafter.  Rent from the lease is paid quarterly in advance and will be recorded on a straight-line basis, with $89,494 to be recorded during the 2013 calendar year.  PWSS is expected to start contributing to the Company's operating results during the first quarter of 2013.

Power REIT has elected to be treated as a real-estate investment trust.  REITs are exempt from federal income tax, to the extent that a REIT's income is distributed to its shareholders. In order to maintain the Company's REIT qualification, at least 90% of its ordinary taxable income must be distributed to shareholders.

Power REIT currently has no employees.   Mr. David H. Lesser serves as our Chief Executive Officer and is the Chairman of our board of trustees.  Business development, accounting and other general administrative services are currently provided through a consulting agreement with Caravan Partners, LLC, an affiliate of Mr. Arun Mittal, who serves as our Vice President, Secretary and Treasurer.  As Power REIT's business grows, Power REIT will re-evaluate its staffing needs and general and administrative overhead. Transfer agent services are provided by a third-party shareholder services company.

Item 1A RISK FACTORS

An investment in the Company's common shares involves risks. Investors who are making an investment decision regarding the Company's securities should carefully consider the following risk factors, together with all of the other information included in this annual report before making an investment decision. Some of these factors relate principally to the Company's business and business plans. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also have a material adverse effect on the Company's business and operations. If any of the matters included in the following risks were to occur, the Company's business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, investors may lose all or part of their investment.

The Company's business strategy includes growth plans.  The Company's financial condition and results of operations could be negatively affected if it fails to grow or fails to manage its growth effectively. Even if the Company is able to execute its business plan, its business or investment strategies may not be successful.

The Company intends to pursue a growth strategy focused on acquiring infrastructure properties that qualify as real estate for REIT purposes. The Company's business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. General and administrative ("G&A") expenses, including expenses related to tax, legal and audit, have been increasing and are expected to continue to increase due to the complexities of the holding company structure, our intention to form an umbrella partnership REIT in the future for the purposes of facilitating asset acquisitions ("URPEIT" or "Operating Partnership"), expenses related to litigation and other expenses related to our growth.  The Company cannot assure stockholders that it will be able to expand its market presence in existing markets or successfully enter new markets or that any such expansion will not adversely affect its results of operations. Failure to manage growth effectively could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations and could adversely affect the Company's ability to successfully implement its business strategy or pay a dividend.

Even if the Company is able to expand its business as expected, its investments may not be successful due to a variety of factors, including but not limited to asset underperformance, higher than forecasted expenses related to its investments, failure of the Company's lessees or changes in market conditions, any of which may result in lower returns than expected and may adversely affect the Company's financial condition, results of operations, cash flow and ability to pay a dividend, and the market price of the Company's securities.

The Company operates in a highly competitive market for investment opportunities.

The Company competes with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that it seeks to make in the U.S. infrastructure sector. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. For example, some competitors may have a lower cost of funds and access to funding sources that are not currently available to the Company. In addition, some of the Company's competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments.  Furthermore, many of the Company's competitors are not subject to the restrictions that the Company is subject to as a real estate investment trust. These competitive conditions may adversely affect the Company's ability to make investments in the infrastructure sector and could adversely affect distributions to stockholders.

Because the Company expects to distribute substantially all of its free cash-flow to stockholders or lenders, the Company will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, the Company's ability to make new investments will be impaired.  Issuance of additional securities will result in dilution of ownership.

If the Company distributes substantially all of its investment income to stockholders and desires to make new investments, it will require a substantial amount of capital. The Company may raise additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities, including limited partnership interests.  The Company may also raise additional capital through the issuance of additional equity.  However, the Company may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase the Company's funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to the Company. This may materially affect the Company's business and ability to grow and may impact the market's perception of the Company and impact its share price.

Additional issuance of equity securities may result in dilution to stockholders. Although the Company expects to deploy additional capital for the purpose of making accretive transactions, such additional dilution may reduce existing stockholders' percentage ownership of the Company and voting percentage.

The Company's investment portfolio is currently concentrated and in the future it may continue to have concentrated exposure to a relatively few number of investments, industries and lessees. Furthermore, the Company will continue to be subject to its current and future lessees' financial condition.

As of December 31, 2012, the Company has two investments consisting of its ownership of its two wholly-owned subsidiaries: PWSS and P&WV.   P&WV constituted approximately 100% of the Company's operating results in 2012.  Not accounting for any impact of growth, P&WV is projected to comprise more than 90% of the Company's revenue on a consolidated basis in 2013 and beyond.  The Company is exposed to concentration risks and the underperformance or non-performance of any of its assets may severely impact the Company's results from operations.  Furthermore, P&WV is currently in litigation with its lessee, Norfolk Southern Corporation.  The result of the litigation is uncertain, and may result in an unfavorable outcome to P&WV, which may impact the Company's operations and ability to execute its business plan.

Any economic slowdown may have a negative impact on the operations of the Company's lessees due to downturns in their business and/or their inability to make lease payments when due.  The Company's lessees may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in the Company's cash flow and adversely affect the Company's financial condition.

As the Company grows, its portfolio may be concentrated in a limited number of investments. An inherent risk associated with this investment concentration is that the Company may be adversely affected if one or more of our investments perform poorly or if the fair value of any one investment decreases. Financial difficulty or poor business performance on the part of any single lessee or the default on any single lease will expose the Company to a greater risk of loss than would be the case if the Company were "diversified" and holding numerous investments. Further, the Company intends to concentrate its investment activities in the infrastructure sector, including energy and transportation, which will subject the Company to more risks than if the Company were broadly diversified across sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC, the lessee of P&WV's assets, and NSC's sub-lessee.  The litigation involves various risks.

As previously disclosed in our public filings with the SEC, Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC's sub-lessee, Wheeling & Lake Erie Railroad (together with NSC, the "Litigants").  The case is pending in the Federal trial court in Pittsburgh, PA ("Court").  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV effective in 1964.  P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV and failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest. See "Legal Proceedings" under Item 3 for a further discussion of the litigation.

As part of the litigation proceedings, Power REIT filed a motion requesting that it be dismissed from the litigation on the ground that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in respect of the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the allegations contained in the challenged pleadings.  On this ground, the Court overseeing the litigation denied Power REIT's motion to dismiss.

The litigation involves various risks. In regard to the Litigants' allegation that Power REIT is a successor in interest in respect of the lease, if that allegation were to be decided against us in a fact-finding stage of any proceeding, it could lead to liability, expenses or other adverse effects, including to the extent we have issued any stock or engaged in certain other financing without the prior written consent of the lessee. This is because, under the terms of the lease, the "lessor" may not (subject to certain exceptions) borrow money, issue debt or stock or engage in certain other financing without the prior written consent of the lessee (which, pursuant to the lease, may not be unreasonably withheld).

We believe that Power REIT is not the "lessor" under the lease and is not constrained by any of the lease restrictions.  Nevertheless, there can be no assurance that Power REIT and P&WV will prevail in any determination on the merits of the Litigants' allegation or on any of the Litigants' other claims and allegations, and avoid an adverse judgment or other adverse effects.

In addition to the foregoing risks, the perception of the litigation in the market or to prospective business or finance counter-parties, whether or not accurate, may make it harder for us to source investment opportunities or obtain debt or equity financing on terms that would otherwise be available, which in turn might constrain Power REIT's ability to grow its asset base and diversify its business.

If we are unable to raise additional financing as a result of the litigation, our business could suffer.

We believe we have sufficient liquidity and access to financing to fund the litigation discussed above and our other operations; however, if we were unable to raise additional financing as a result of the litigation, we could be required to, among other things, cut or eliminate dividend payments in order to fund the litigation costs.  Difficulties in growing or accessing financing, or a need to reduce or eliminate quarterly dividends, could adversely affect our business and our share price.

The Company's lease arrangements generally require its lessees to have insurance coverage and/or to indemnify the Company or to name the Company as an insured, but such indemnity or insurance provisions may not cover all losses to which the Company is potentially subject.

The Company's current lease agreements require the Company's lessees to carry insurance and/or provide broad indemnification to its subsidiaries, but such protection may not cover all losses to which the Company may be subject.  The Company believes its properties are adequately covered by lease provisions.  However, if the Company suffers loses that are not covered by indemnification provisions or under its lessee's insurance policies, or if the Company's lessees or insurance companies are unable to make payment on covered losses, the Company could experience a significant loss of capital invested and future revenue and may still be liable for any debt that was incurred in the acquisition or financing of the subject property.

The Company may be exposed to various environmental risks that may result in unanticipated losses or liability that could affect its operating results and financial condition.

Although the Company believes that its lessees bear environmental risks through contractual provisions of the related lease agreements, if the Company's lessees fail to operate the leased properties in a manner compliant with environmental laws and is unable or unwilling to remediate the problem, the Company may be subject to significant liability. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and cleanup costs, resulting from the environmental contamination.

The Company cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect the Company's ability to lease, develop or sell such properties or to borrow using such properties as collateral and may have an adverse effect on the Company's distributable cash flow.

Legislative, regulatory, accounting or tax changes or actions, or significant litigation, could adversely affect the Company, the infrastructure industry or the REIT industry.

The Company and its investments are and will be subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect operations, investments, accounting treatment, tax benefits and the economic health of lessees that lease the Company's properties. If these laws, regulations or decisions change, the Company may have to incur significant expenses in order to comply, or the Company may have to restrict its operations. In addition, if the Company does not comply with applicable laws, regulations and decisions, or fails to obtain licenses or approvals that may become necessary, the Company may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon the Company's business, results of operations or financial condition. Actions by regulatory agencies or significant litigation against the Company or by the Company could require significant time and resources and may lead to penalties that materially affect the Company and its stockholders. Proposed changes to the accounting treatment of leases by both lessors and lessees under U.S. GAAP may adversely impact the Company's financial statements and our growth plans.

Changes in interest rates or disruptions in the global capital or credit markets may negatively affect the value of the Company's assets, its ability to access debt financing and the trading price of its stock.

The Company's investment in certain assets will generally decline in value if long-term interest rates increase. If interest rates were to rise from their current historically low levels, it may affect the market perceived or actual value of the Company's assets and/or dividends and consequently the Company's stock price may decline in value.  Further, the Company may borrow funds; a rise in interest rates may result in re-financing risk when those borrowings become due and the Company may be required to pay higher interest rates and/or issue additional equity to refinance its borrowings, which may adversely impact the Company's operating results and/or the Company's stock price.  To the extent there is turmoil in the financial markets or tightening of the credit markets, it has the potential to materially affect the value of the Company's properties and investments in its subsidiaries, the availability or the terms of financing that the Company may have or may anticipate utilizing, the Company's ability to make principal and interest payments on, or refinance any outstanding debt when due and may impact the ability of the Company's lessees to satisfy rental payments under existing leases.

The Company's quarterly results may fluctuate.

The Company could experience fluctuations in its quarterly operating results due to a number of factors, including the return on current or future investments, including any future investments with revenue participation, the interest rates payable on our debt investments, the default rates on such investments, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The Company may fail to remain qualified as a REIT, which would reduce the cash available for distribution to stockholders and may have other adverse consequences.

Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the U.S. Internal Revenue Code for which there are only limited judicial or administrative interpretations, including interpretation of lease agreements with our lessees, which may contain complex tax indemnification and non-cash payment provisions. The Company's qualification as a REIT also depends on various facts and circumstances that are not entirely within its control. In addition, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, the Company were to fail to maintain its qualification as a REIT, it would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on its taxable income. If the Company had to pay federal income tax, the amount of money available to distribute to stockholders would be reduced for the year or years involved. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus its cash available for distribution to stockholders would be reduced in each of those years, unless it were entitled to relief under relevant statutory provisions. Failure to qualify as a REIT may also subject the Company to regulation under the Investment Company Act of 1940 ("1940 Act") and could result in additional expenses or adverse consequences.

Although the Company currently intends to operate in a manner designed to allow it to continue to qualify as a REIT, future economic, market, legal, tax or other considerations might cause the Company to revoke or lose its REIT status, which could have a material adverse effect on the Company's business, future prospects, financial condition or results of operations and could adversely affect its ability to successfully implement its business strategy or pay a dividend.

In order to maintain the Company's status as a REIT, the Company may be forced to borrow funds or sell assets during unfavorable market conditions.

As a REIT, the Company must distribute at least 90% of its annual taxable income, subject to certain adjustments, to stockholders. To the extent that the Company satisfies the REIT distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, the Company may have taxable income greater than cash flow available for distribution to stockholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If the Company did not have other funds available in these situations, it could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase its operating costs and diminish available cash flow, sustainable future cash flow or future ability to grow.

If an investment that was initially believed to be a real asset is later deemed not to have been a real asset at the time of investment, the Company could lose its qualification as a REIT or be precluded from investing according to its business plan.

The Company must meet income and assets tests to qualify as a REIT. If an investment that was originally believed to be a real asset is later deemed not to have been a real asset at the time of investment, its qualification as a REIT may be jeopardized or the Company may be precluded from investing according to its then current business plan, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also be required to dispose of investments, which could have a material adverse effect on the Company and its stockholders, because even if the Company were successful in finding a buyer, it may have difficulty in finding a buyer to purchase such investments on favorable terms or in a sufficient timeframe.

Issuance of securities with claims that are senior to those of the common shares of the Company may limit or prevent the Company from paying dividends on its common shares and there is no limitation on the amount of indebtedness that the Company may incur in the future.

The Company's common shares are equity interests. As such, common shares rank junior to any indebtedness and other non-equity claims with respect to assets available to satisfy claims on the Company.  The Company may issue senior securities or guarantee the debt of its subsidiaries (or any indirect subsidiaries or Operating Partnership formed in the future), which may expose the Company to typical risks associated with leverage, including increased risk of loss. If the Company issues preferred securities, which will rank "senior" to common shares in the Company's capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those held by owners of the Company's common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in Company's best interest.

In addition, limited partnership interests or other securities issued by the Operating Partnership may have a senior priority on cash-flow or liquidation proceeds generated by the Operating Partnership. To the extent, the Operating Partnership is unable to make cash distributions to the Company, the Company may be forced to issue additional equity or debt, at unfavorable terms, to maintain compliance with IRS rules that require it to distribute 90% of its taxable income to its shareholders. If the Company is unable to make such distributions, it may lose its REIT qualification.

Unlike indebtedness, for which principal and interest customarily are payable on specified due dates, in the case of common shares, dividends are payable only when, as and if declared by the Company's board of trustees and depend on, among other things, the Company's results of operations, financial condition, debt service requirements, distributions received from subsidiaries or Operating Partnership, other cash needs and any other factors the board of trustees may deem relevant or as required by law.  The Company may incur substantial amounts of additional debt and other obligations that will rank senior to its common shares.

Factors may cause the Company to lose its NYSE MKT listing.

The Company could lose its listing on the NYSE MKT depending on a number of factors, including failure to qualify as a REIT, or failure to meet the NYSE MKT ongoing listing requirements, including those relating to the number of shareholders, the price of the Company's common shares and the amount and composition of assets.

Low trading volume in the Company's common shares may adversely affect stockholders' ability to resell shares at prices that are attractive, or at all.

Power REIT common shares are traded on the NYSE MKT under the ticker "PW". The average daily trading volume for Power REIT's common shares is less than larger companies. During the 12 months ending December 31, 2012, the average daily trading volume for the Company's common shares was approximately 4,600 shares. Due to its relatively small trading volume, sales of the Company's common shares may place significant downward pressure on the market price of the Company's shares. Furthermore, it may be difficult for holders to sell their shares at prices they find attractive, or at all.

The price of the Company's common shares may fluctuate significantly and this may make it difficult for stockholders to sell the Company's common shares when desired or at prices that are attractive.

The market value of the Company's common shares will likely continue to fluctuate in response to a number of factors, including factors that are beyond the Company's control. The market value of the Company's common shares may also be affected by conditions affecting the financial markets generally, including the volatility of the trading markets. These conditions may result in: (i) fluctuations in the market prices of stocks generally and, in turn, the Company's common shares; and (ii) sales of substantial amounts of the Company's common shares in the market, in each case to a degree that could be unrelated or disproportionate to any changes in the Company's operating performance. Such market fluctuations could adversely affect the market value of the Company's common shares. A significant decline in the Company's share price could result in substantial losses for stockholders and could lead to costly and disruptive securities litigation.

Item 1B UNRESOLVED STAFF COMMENTS

            None

Item 2   PROPERTIES

Registrant's property consists of its wholly-owned subsidiaries:

1.       Pittsburgh & West Virginia Railroad ("P&WV"). P&WV leases the entirety of its railroad property to NSC.  The railroad property consists of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West Virginia, to Connellsville, Pennsylvania and approximately 20 miles of branch lines and other related real estate.   P&WV was organized in Pennsylvania in 1967 as a real-estate investment trust for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), effective in 1964, by P&WV's predecessor company for 99 years with the right of unlimited renewal for additional 99 year periods under the same terms and conditions, including annual rent payments.  The more significant provisions of the lease applicable to P&WV's leased railroad are:

-         Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year in cash, paid quarterly, which amount is fixed and unvarying for the life of the lease, including any renewal periods.  In addition to annual base cash rent, NSC pays additional rent to P&WV, which it can elect to pay in cash or treat as an indebtedness owed to P&WV by NSC.

-         Triple Net Lease. NSC at its own expense and without deduction from the rent, maintains, manages and operates the leased property and make such improvements thereto as it considers desirable.  Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of.  The proceeds of dispositions, at NSC's option, may be paid to NSC and treated as an indebtedness owed to P&WV by NSC.

-         NSC Liability owed to P&WV. According to the books and records maintained by NSC, the unpaid principal balance of the indebtedness owed to P&WV from NSC is approximately $16,600,000 as of December 31, 2012.  This amount results primarily from Section 4(b)(1) rent payments from NSC, which NSC has historically elected to pay in the form of indebtedness rather than cash.  Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV's assets that are leased to NSC.  The indebtedness amount also includes the gross amount of sales transactions, whereby NSC sells portions of P&WV's real-estate and has the option to retain the proceeds from such sales as indebtedness to P&WV.

Due to the ongoing litigation over the amount, term and character of this indebtedness, for financial reporting purposes, additional rent payments and the indebtedness amount are not reported on P&WV's, or the Registrant's, consolidated GAAP balance sheet or statement of operations. Although, the Company does not record these items for GAAP purposes, the Company has historically booked taxable income from Section 4(b)(1) rent payments and capital gains from asset sales and maintains that the indebtedness is a valid amount that is due on demand, with interest. See Item 3, Legal Proceedings.

-         Indemnification. Under the terms of the lease, NSC indemnifies P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the lease.

2.       PW Salisbury Solar, LLC ("PWSS"). PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm.  Pursuant to the lease agreement, the tenant is required to pay an annual cash payment of $80,800 to be paid during December 1,2012 to November 30, 2013, with a 1.0% escalation each year thereafter.  Rent from the lease is paid quarterly in advance and will be recorded on a straight-line basis, with $89,494 to be recorded during the 2013 calendar year.  At the end of the twenty-two year lease, which commenced on December 1, 2011, the tenant has renewal options with terms to be mutually agreed upon.

The Company's revenue is highly concentrated, with lease payments from NSC to P&WV representing 100% of its consolidated revenues in 2012.   NSC is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 15, 2013, has approximately $9.8 billion of stockholders' equity as of December 31, 2012 and earned $1.7 billion of net income during fiscal year 2012.   Assuming no acquisitions during 2013, P&WV will represent over 90% of the Company's consolidated revenue in 2013.

Item 3   LEGAL PROCEEDINGS

As previously disclosed in our public filings with the SEC, Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC's sub-lessee, Wheeling & Lake Erie Railroad (together with NSC, the "Litigants").  The case is pending in Federal trial court in Pittsburgh, PA ("Court").  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV effective in 1964.  P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV and failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.

The indebtedness owed to P&WV under the lease (the "Indebtedness") is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under the lease to pay to P&WV via indebtedness rather than cash. These sums include amounts received by NSC from its sale of portions of P&WV's assets.  The Indebtedness has not been reported in the consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly the amounts of additional rent paid by NSC that have been treated as indebtedness have not been included in PWV's statement of operations prepared under GAAP; however these additional rent amounts have historically been recorded as taxable income.

As part of the litigation proceedings, Power REIT filed a motion requesting that it be dismissed from the litigation on the ground that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the allegations contained in the challenged pleadings.  On this ground, the Court overseeing the litigation denied Power REIT's motion to dismiss. We believe that there is no merit to the successor-in-interest allegation and intend to vigorously defend our position; however there can be no assurance that we will prevail.

As of the date of this filing, the fact discovery phase of the litigation has been mostly completed. The parties are currently in the expert witness discovery phase of the litigation.  At this stage, limited guidance on the ultimate outcome of the litigation can be provided by management due to the unpredictable nature of court proceedings.

In 2012, P&WV incurred approximately $700,000 of legal expenses in connection with the litigation.  P&WV has taken the position with NSC that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent.  Nevertheless, there can be no assurance that P&WV will be successful in recovering its costs associated with the litigation.

As of the date of this filing, NSC has continued to make all quarterly base cash rental payments due during the pendency of the litigation.  P&WV expects that NSC will continue to make such payments, since a failure to do so would be a clear default under the lease and NSC initiated the litigation in an effort to avoid a default and potential termination of the lease by P&WV.  Nevertheless, in light of the ongoing litigation, there can be no assurance that NSC will continue to make such payments.

See "Risk Factors" under Item 1A for a discussion of risks related to the litigation.

Item 4 MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant's common shares of $0.001 par value are listed for trading on the NYSE MKT under the symbol of "PW".  At February 15, 2013, there were approximately 525 registered holders of registrant's common shares of beneficial interest.

Stock Market and Dividend information per common share:

	Quarters Ended 2012
	3/31	6/30	9/30	12/31

Closing Price:
High....	$11.53	$10.11	$9.00	$10.35
Low ...	9.28	6.91	7.05	7.16
Dividends Paid	0.10	0.10	0.10	(*)

	Quarters Ended 2011
	3/31	6/30	9/30	12/31

Closing Price:
High....	$13.43	$12.50	$12.99	$15.37
Low ...	9.02	10.34	11.00	10.70
Dividends Paid	0.10	0.10	0.10	0.10

______

* A dividend of $0.10 per common share was declared on January 3, 2013 and paid on January 25, 2013.

During the first quarter of 2013 through February 28, 2013, the sales price per share of our common shares hit a high of $11.20 and a low of $10.03.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on any taxable income that it does not distribute. We currently, and intend to continue to, declare and pay dividends following the end of each quarter.

The timing and frequency of our distributions are authorized and declared by our board of trustees based upon a number of factors, including:

-         our funds from operations;

-         our debt service requirements;

-         our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

-         requirements of Maryland law;

-         our overall financial condition; and

-         other factors deemed relevant by our board of trustees.

Any distributions we make will be at the discretion of our board of trustees and we cannot provide assurance that our dividends will be made or sustained.

Item 6   SELECTED FINANCIAL DATA

The financial data below presents the condensed, consolidated financial statements of Power REIT and its wholly-owned subsidiaries as if Power REIT had historically consolidated P&WV as a subsidiary.

($thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008

Statement of Income
Revenues	$915	$915	$915	$915	$915
Expenses	1,237	278	151	165	145
Net Income (Loss)	(322)	637	764	750	770

Balance Sheet Data
Total Assets	$10,637	$10,135	$9,199	$9,190	$9,195
Total Liabilities	1,283	10	--	--	--
Shareholder Equity	9,354	10,125	9,199	9,190	9,195

Per Share and Distribution Data
Earnings (Loss) Per Share - Basic	$(0.20)	$0.40	$0.51	$0.50	$0.51
Earnings (Loss) Per Share - Diluted	$(0.20)	$0.40	$0.51	$0.50	$0.51

Cash Dividends Per Share	$0.30	$0.40	$0.50	$0.50	$0.51

Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects and the future of our industries and results that might be obtained by pursuing management's current or future plans and objectives are forward-looking statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Power REIT is a Maryland domiciled real estate investment trust (REIT) that develops, acquires and manages transportation and energy infrastructure real estate assets within the United States, including its territories ("U.S.").  Within the transportation and energy infrastructure sectors, Power REIT is focused on new acquisitions of real estate that is or will be leased to renewable energy generation projects, such as utility-scale wind farms and solar farms, with low or minimal technology risk.

Power REIT is structured as a holding company and owns its assets through special purpose subsidiaries that have been formed for the purpose of holding real estate assets and generating lease revenue.  Power REIT was formed through a reorganization and reverse merger of the Pittsburgh & West Virginia Railroad ("P&WV") on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Power REIT. The Company's business plan and infrastructure real estate focused investment strategy builds upon its P&WV subsidiary's historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Corporation ("NSC").

At the end of December 31, 2012, Power REIT's assets consisted of railroad infrastructure and related real estate owned by P&WV, whose assets are leased to NSC, and 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts.  All of P&WV's railroad real estate property is leased to NSC, for 99 years, with unlimited renewals at NSC's option on the same terms.  The base cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.  Pursuant to the lease, NSC is responsible for all operations and maintenance of P&WV's property.

The 54-acre solar farm property was acquired by Power REIT on December 31, 2012 through a newly formed and wholly-owned subsidiary, PW Salisbury Solar, LLC ("PWSS"). The PWSS transaction is consistent with Power REIT's business strategy of acquiring real estate that is leased to renewable generation projects.

For the calendar year 2012, P&WV accounted for 100% of the consolidated revenues of Power REIT. Due to the PWSS acquisition closing on the last day of 2012, PWSS did not contribute to the Company's operating results in 2012, but is expected to contribute positively to the Company's operating results beginning in the first quarter of 2013.  During the fourth quarter of 2012, the Company terminated an option to acquire a parcel of land that was to be developed into an energy park; as a result of this termination, $10,000 of the previously paid deposit was expensed and the remaining $5,000 is expected to be received back from the seller during the first or second quarter of 2013.   During the fourth quarter of 2012, the Company expensed $63,000 of previously capitalized amounts and $25,000 of a deposit, both in connection with the negotiation of a loan facility that the Company is no longer pursuing.  Both total assets and liabilities increased from year-end 2011 to year-end 2012 principally as a result of the purchase of the PWSS property.

Revenue in 2012 and 2011 was approximately $915,000 and $915,000, respectively.  Net income available for distribution in 2012 and in 2011 was approximately $(322,000) and $637,000, respectively.  The difference between our 2011 and 2012 results were principally attributable to the following: approximately $700,000 of litigation expenses related to the NSC litigation, which commenced near the end of 2011; approximately $70,000 of additional expenses above "business as usual" related to a proxy challenge in 2012 by a small shareholder seeking control of the Registrant's board; legal costs related to the negotiation of a loan facility not entered into and other items related to the activity under our expanded business plan.  The difference between our 2010 and 2011 results were principally attributable to the following: additional expenses above "business as usual" related to a threatened but abandoned proxy challenge in 2011 by a small shareholder; and other items related to the activity under our expanded business plan.

The Company's cash outlays, other than dividend payments, are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. The Company expects that it will continue to incur substantial G&A expenses in 2013 due to the NSC litigation. The Company further expects that the remainder of its G&A expenses will continue to increase in 2013 and beyond as it further implements its expanded business plan.

Including only the revenue that is expected to be contributed by P&WV and PWSS in calendar year 2013, P&WV is expected to account for more than 90% of the consolidated revenues of Power REIT. If Power REIT is successful in its business plan and acquisition strategies, Power REIT's revenue contribution from renewable generation related real estate and other infrastructure real estate is expected to increase over time as a percentage of total consolidated revenue.

There can be no assurance that Power REIT will be successful in expanding its business.  See Note Regarding Forward-Looking Statements and Item 1A for a discussion of risk factors.

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

	2012 Quarter Ended
	3/31	6/30	9/30	12/31

Revenues	$ 229	$229	$229	$229
Net Income (Loss)	47	(98)	18	(288)
Net Income (Loss) Per Share - Basic	0.03	(0.06)	0.01	(0.18)
Net Income (Loss) Per Share - Diluted	0.03	(0.06)	0.01	(0.18)

	2011 Quarter Ended
	3/31	6/30	9/30	12/31

Revenues	$ 229	$229	$229	$229
Net Income (Loss)	169	127	174	168
Net Income (Loss) Per Share - Basic	0.11	0.08	0.11	0.10
Net Income (Loss) Per Share - Diluted	0.11	0.08	0.11	0.10

Detailed financial statements of Registrant appear on pages F-3 through F-17 of this report.  Per share data for the year may be slightly different from the sum of four quarters due to rounding.

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

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed.  There have been no changes in our internal control during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

Item 9B. OTHER INFORMATION

During the first quarter of 2013, Power REIT entered into an "at-the-market" sales agreement with MLV & Co. LLC, as its agent, and filed a prospectus supplement to its shelf offering that will enable the Company to issue up to $5.4 million of common shares. Power REIT expects to issue common shares under the "at-the-market" offering from time to time to fund acquisitions and its working capital needs. The "at-the-market" offering was previously disclosed on Form 8-K filed with the SEC on March 29, 2013.  During the first quarter of 2013, Power REIT's subsidiary, PWSS extended the term on the bridge loan that was used to finance the Salisbury property acquisition, with a new initial term through June 30, 2014, and an option to extend through January 31, 2015.  The interest rate on the bridge loan remains 5.0% through June 30, 2013, and resets to 8.5% thereafter.

PART III

Item 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

Item 11   EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after December 31, 2012.

PART IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibit 21.1      Subsidiaries of the Registrant

Exhibit 31.1      Sarbanes-Oxley Act ("SOX") Section 302 Certification of David H. Lesser.

Exhibit 31.2      SOX Section 302 Certification of Arun Mittal.

Exhibit 32.1      SOX Section 906 Certification of David H. Lesser and Arun Mittal.

Exhibit 101       Interactive data files pursuant to Rule 405 of Regulation S-T, for the year ended December 31, 2012: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:   /s/ David H. Lesser

         David H. Lesser

         CEO and Chairman of the Board

         Date: March 29, 2013

By:    /s/ Arun Mittal

         Arun Mittal

         Vice President Business Development, Secretary and Treasurer

         Date: March 29, 2013

Audited Consolidated Financial Statements

Power REIT AND SUBSIDIARIES

Years Ended December 31, 2012 and 2011

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

            Consolidated Balance Sheet                                                                                               F-3

            Consolidated Statement of Operations                                                                                F-4

            Consolidated Statement of Changes in Shareholders' Equity                                              F-5

            Consolidated Statement of Cash Flows                                                                               F-6

            Notes to Consolidated Financial Statements                                                            F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Power REIT

      We have audited the accompanying consolidated balance sheets of Power REIT and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power REIT and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gibbons & Kawash, A.C.
Charleston, West Virginia
March 29, 2013

POWER REIT AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2012 and 2011

ASSETS	2012	2011
Current Assets
Cash and Cash Equivalents	$ 365,944	$ 981,875
Other Receivables	11,054	-
Prepaid Expense	5,788	2,711
Total Current Assets	382,786	984,586
Other Assets	48,844	-
Land	1,055,553	-
Net Investment in Capital Lease	9,150,000	9,150,000

TOTAL ASSETS	$ 10,637,183	$ 10,134,586

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Deferred Revenue	$ 14,140	$ -
Accounts Payable	340,842	9,995
Accrued Interest	329	-
Current Portion of Long-term Debt	11,978	-
Total Current Liabilities	367,289	9,995
Long-term Debt, related party	800,000	-
Long-term Debt	115,489	-
Shareholders' equity:
Common shares of beneficial interest, with $0.001 par value:
Authorized number of common shares - 100,000,000; issued and outstanding - 1,623,250 and 1,623,250 shares at December 31, 2012 and 2011, respectively	$ 10,113,270	$ 10,071,741
Retained earnings	(758,865)	52,850
Shareholders' Equity	9,354,405	10,124,591

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$ 10,637,183	$ 10,134,586

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS Years Ended December 31, 2012, 2011 and 2010
	2012	2011	2010

Revenue
Interest Income	$ 66	$ 78	$ -
Lease Income from Capital Lease	915,000	915,000	915,000
Total Revenue	915,066	915,078	915,000

Expenses
General and Administrative Expenses	536,448	277,855	150,990
Litigation Expenses	700,357	-	-
Total Expenses	1,236,805	277,855	150,990

Net Income (Loss)	$ (321,739)	$ 637,223	$ 764,010

Earnings (Loss) Per Share:
Basic	$ (0.20)	$ 0.40	$ 0.51
Diluted	$ (0.20)	$ 0.40	$ 0.51

Weighted Average Shares Outstanding:
Basic	1,623,250	1,599,979	1,510,000
Diluted	1,632,537	1,599,979	1,510,000

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY Years Ended December 31, 2012, 2011 and 2010

	Shares of Beneficial Interest	Retained Earnings

Balance at December 31, 2009	$ 9,145,359	$ 44,592

Net Income (Loss)	-	764,010
Cash Dividends ($0.50 per share)	-	(755,000)

Balance at December 31, 2010	$ 9,145,359	$ 53,602

Net Income (Loss)	-	637,223
Cash Dividends ($0.40 per wtd. avg. basic share)	-	(637,975)
Shares of Beneficial Interest Issued and Reorganization Expenses	926,382	-

Balance at December 31, 2011	$ 10,071,741	$ 52,850

Net Income (Loss)	-	(321,739)
Cash Dividends ($0.30 per wtd. avg. basic share)	-	(489,975)
Non-Cash Equity Compensation	41,529	-

Balance at December 31, 2012	$ 10,113,270	$ (758,864)

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS Years Ended December 31, 2012, 2011 and 2010
	2012	2011	2010

Cash flows from operating activities
Net Income (Loss)	$ (321,739)	$ 637,223	$ 764,010
(Increase) decrease in Other Receivables	(11,054)	-	-
(Increase) decrease in Prepaid Assets	(3,077)	(2,711)	-
(Increase) decrease in Other Assets	(48,844)	-	-
Increase (decrease) in Deferred Revenue	14,140	-	-
Increase (decrease) in Accrued Interest	329	-	-
Increase (decrease) in Accounts Payable	330,847	9,995	-
Non-cash Equity Compensation	41,529	-	-
Cash Flows from Operating Activities	2,131	644,508	764,010

Cash flows from financing activities
Proceeds from Long-term Borrowing	800,000	-	-
Net Equity Proceeds	-	926,382	-
Dividends Paid	(489,975)	(637,975)	(755,000)
Cash Flows from Financing Activities	310,025	288,407	(755,000)

Cash flows used in investment activities
Acquisition of Land	(928,086)	-	-
Cash Flows used in Investment Activities	(928,086)	-	-

Net increase (decrease) in cash	(615,930)	932,914	9,010

Cash, beginning of year	981,875	48,961	39,951

Cash, end of year	$ 365,945	$ 981,875	$ 48,961

Non-cash Investing and Financing Activities
Long-term Debt Assumed in Connection with Acquisition of Land	$ 127,467	$ -	$ -

The accompanying notes are an integral part of these financial statements.

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations

            Power REIT ("Trust" and together with its subsidiaries, "Power REIT" or "Company") is a Maryland real-estate investment trust organized under the laws of Maryland on August 26, 2011. The Trust is structured as a holding company and owns its assets through special purpose subsidiaries that have been formed for the purpose of holding the Trust's real estate assets and generating lease revenue.  The Trust was formed through a reorganization and reverse merger transaction with Pittsburgh & West Virginia Railroad ("P&WV") on December 2, 2011 ("Reorganization").  P&WV survived the Reorganization as a wholly-owned subsidiary of the Trust.  The Trust is seeking to acquire additional infrastructure real-estate assets consistent with its election to be treated as a real-estate investment trust.

            As of December 31, 2012, Power REIT's assets consisted of assets held by the Trust's wholly-owned subsidiaries: P&WV's railroad real estate leased to Norfolk Southern Corporation ("NSC") and land that is leased to an operational, 5.7MW solar farm.

            P&WV is a business trust organized under the laws of Pennsylvania on February 18, 1967, for the purpose of owning and managing its railroad real estate, the entirety of which is currently leased to NSC pursuant to a 99-year lease ("Railroad Lease").  P&WV's leased properties consist of a railroad line 112 miles in length, extending from Connellsville, Washington, and Allegheny Counties in the Commonwealth of Pennsylvania, Brooke County in the State of West Virginia, and Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction, Harrison County, State of Ohio.  There are also branch lines that total 20 miles in length located in Washington County and Allegheny County in Pennsylvania and Brooke County, West Virginia.

            Power REIT acquired the Salisbury land on December 31, 2012 through the Trust's wholly-owned subsidiary, PW Salisbury Solar, LLC ("PWSS").  PWSS was formed in December 2012 and is a limited liability company organized under the laws of Massachusetts for the purposes of acquiring the approximately 54 acres of fee simple land located in Salisbury, Massachusetts.

            Due to the PWSS land acquisition closing on the last day of 2012, PWSS did not contribute to the Company's operating results in 2012 and Power REIT's consolidated operating results during 2012 consisted solely of its ownership of P&WV.  PWSS is expected to start contributing to the Company's operating results during the first quarter of 2013.

      Basis of Presentation

            These financial statements are presented in accordance with generally accepted accounting principles (GAAP) in the United States of America.

      Use of Estimates

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Principles of Consolidation

            The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries, P&WV and PWSS. The financial statements have been prepared as if Power REIT had been historically consolidated with P&WV during reporting periods prior to the Reorganization.  All intercompany balances and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the balance sheet at amortized cost, which approximates fair value.

      Revenue Recognition

            Lease income from the P&WV railroad capital lease is recognized as earned based on an implicit rate of 10% over the life of the lease which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the balance sheet. (See Note 3 - Capital Leases and Operating Leases).  The Company expects to record lease payments received by PWSS using the straight-line method.

      Other Assets

            The Company records a prepaid asset for expenses and capitalizes other expenses that are expected to provide Power REIT with benefits over a period of one year or longer. During 2012, the Trust capitalized expenses related to approximately $45,000 related to its shelf-offering on Form S-3 and $4,000 of expenses related to a bridge loan (See Note 4 - Long Term Debt).  The costs related to the bridge loan will be amortized using the straight-line method over the initial term, which approximates the effective interest method.  The Company expects to amortize the shelf-offering expenses proportionately upon each draw upon the Form S-3 registration statement (See Note 6 - Shelf Offering on Form S-3).

      Deposits

            During the first quarter of 2012, the Trust placed a $25,000 deposit with a bank in connection with a line of credit to finance acquisitions.  The Trust has determined that the bank which entered into a letter of intent related to the contemplated line of credit is no longer likely to proceed.  Accordingly, Power REIT has written off the deposit and other previously capitalized expenses related to the line of credit. In addition, in the first quarter of 2012, the Trust placed a deposit of $15,000 on a parcel of land that was intended to be developed as an energy park.  In the fourth quarter of 2012, the Trust terminated its purchase and sale agreement and expensed $10,000 of the deposit; the remainder has been booked under other receivables and is expected to be received during the first or second quarter of 2013.

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Land

            Newly acquired investments in land are initially recorded at cost (including costs related to the acquisition) and thereafter are carried at the lower of cost or market value.  Valuations are performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value.  As of the date of this report, no impairments have been recorded to the Company's investment in land.

      Fair Value

            Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

o   Level 1 - valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

o   Level 2 - valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

o   Level 3 - valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

      In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

            The carrying amounts of the Company's financial instruments, including cash and cash equivalents, approximate fair value because of their relatively short maturity schedules. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Fair Value (continued)

December 31, 2012

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 366	$ -	$ -	$ 366
Total Assets at Fair Value	$ 366	$ -	$ -	$ 366

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

___________

(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet

            For financial assets that utilize Level 1 inputs, the Company utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

2 - CONCENTRATIONS

            Lease payments from Norfolk Southern Corporation (NSC) to P&WV represented 100% of the Company's consolidated operating revenues in 2012.  In 2013, PWSS is expected to begin contributing to the Company's consolidated operating results. The Company places its cash and cash equivalents with a single, high-credit quality financial institution; however amounts are not insured or guaranteed by the FDIC.

3 - CAPITAL LEASES AND OPERATING LEASES

      Capital Leases

The Railroad Lease provides for a base cash rental of $915,000 per annum, payable quarterly, for the current 99 year lease period.  The leased properties are maintained entirely at the Lessee's expense.  Under the terms of the Railroad Lease, which became effective October 16, 1964, NSC (formerly Norfolk and Western Railway Company) leased all of P&WV's real properties, including its railroad lines, for a term of 99 years, renewable by the Lessee upon the same terms for additional 99 year terms in perpetuity.

            Prior to 1983, the Railroad Lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

3 - CAPITAL LEASES AND OPERATING LEASES (continued)

      accounted for under "betterment accounting" were considered similar to land.  Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the P&WV and most railroads) to "depreciation accounting".  The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the Railroad Lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the GAAP accounting.

The Railroad Lease may be terminated by the Lessee at the expiration of the initial term or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  (See Note 12 - Legal Proceedings).

            P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the Lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options.  Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the Lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 was implemented.

      Operating Leases

      PWSS' land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original twenty-two year initial term with two five year extension options on economic terms to be mutually agreed to between PWSS and the lessee ("Solar Lease").  The Solar Lease commenced on December 1, 2011 and has approximately twenty-one years left on the initial term.   The initial term is due to expire December 1, 2033, with two five year extension options at the lessee's option at fair market rates to be mutually determined.  PWSS assumed the existing Solar Lease upon its acquisition of the Salisbury land.  Pursuant to the Solar Lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013.  Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the Solar Lease will be recorded on a straight-line basis, with $89,494 recorded during the 2013 calendar year.

4 -LONG-TERM DEBT

            On December 28, 2012, PWSS borrowed $800,000 from Hudson Bay Partners, L.P. (HBP) in the form of a senior, secured bridge loan to fund the acquisition of property located in Salisbury, MA ("Bridge Loan").  (See Note 9 - Related Party Transactions).  The Bridge Loan was originally for an initial term of six months with an extension option for another six months at PWSS's option.  During the first quarter of 2013, the term of the Bridge Loan was extended, with the initial term extended through June 30, 2014 and an extension option to extend through January 31, 2015 at PWSS' option.  As a result of the extension, the Bridge Loan is classified as "Long-term Debt, related party". During

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

4 -LONG-TERM DEBT (continued)

      the first six months of the Bridge Loan, the interest rate is 5.0%; thereafter the interest rate resets to 8.5%.  The Bridge Loan is interest only, with interest payable at six month intervals during the initial term and at maturity, if extended.  The Bridge Loan can be prepaid at any time without penalty.  In addition to a first lien mortgage on PWSS's property, the Bridge Loan is secured by a parent guarantee from the Trust.

      On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing ("Municipal Debt").  The Municipal Debt had a twenty-year maturity at issuance and currently has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2013.  The unpaid principal balance (UPB) of the Municipal Debt on December 31, 2012 was $121,905.   In addition to the UPB, upon closing of the transaction, PWSS assumed the seller's accrued interest liability of $5,562.  PWSS booked $11,978 under "Current Portion of Long-term Debt", consisting of principal due within the next twelve months and the assumed accrued interest.  The remaining UPB has been booked under "Long-term Debt".

            PWSS has the following principal payments due on its long-term debt:

Long-term Debt
2013	$ 6,416
2014	806,416
2015	6,416
2016	6,416
2017	6,416
Thereafter	89,825

5 - DEFERRED REVENUE

            PWSS's lessee pays rent quarterly in advance, on each of December 1, March 1, June 1 and September 1.   The purchase price of the Salisbury land was reduced by an amount equal to rent that is owed to PWSS from the closing date through February 28, 2013.  This reduction has been booked as "Deferred Revenue" and will be amortized through the income statement during the first quarter of 2013.  Future receipt of lease payments will be booked under Deferred Revenue and amortized through the income statement over the applicable service period.

6 - SHELF OFFERING ON FORM S-3

      On May 11, 2012 the Securities and Exchange Commission (SEC) declared effective the Trust's $100 million shelf registration statement on Form S-3. Under the Form S-3, the Trust may from time to time issue any combination of common equity or common equity linked securities (warrants,

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

6 - SHELF OFFERING ON FORM S-3 (continued)

options or units) in any amounts up to an aggregate of $100 million. The terms of any offering of securities made pursuant to the shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC and distributed to prospectus investors. The net proceeds of offerings are intended to be used to fund working capital and expenses of the Trust and new acquisitions consistent with the Trust's business plan. As of the December 31, 2012, the Trust had not issued any securities under the shelf offering.  Subsequent to December 31, 2012, the Trust filed a prospectus supplement to issue securities through an "at-the-market" offering under the previously filed Form S-3 shelf offering.  (See Note 11 - Subsequent Events).

7 - LONG-TERM COMPENSATION

      The Trust grants awards pursuant to its 2012 Equity Incentive Plan ("Plan"), which was approved at the Trust's 2012 annual shareholder meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights ("SARs") and other equity incentive awards to employees, officers and other persons providing services to the Trust and its subsidiaries, including outside directors.  Compensation may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan.

      During the third quarter of 2012, 30,000 shares of restricted common stock and options to acquire 166,000 shares of common stock were granted.  As of December 31, 2012, 4,000 common shares remain authorized and available for issuance.  The Plan contains an "evergreen" provision that automatically adjusts the number of shares that are available for future issuance to the lesser of (X) (i) 10% of our outstanding shares on a fully diluted basis less (ii) unvested awards and shares remaining to be granted under the Plan and (Y) an amount determined by the Compensation Committee.

Summary of Plan Activity - Options

      The summary of Plan activity for the twelve months ended December 31, 2012, with respect to the Trust's stock options, was as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	-	-
Plan Awards	166,000	7.96
Options Exercised	-	-
Options Forfeited	-	-
Balance as of December 31, 2012	166,000	7.96
Options Exercisable as of December 31, 2012	-	-

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

7 - LONG-TERM COMPENSATION (continued)

Summary of Plan Activity - Restricted Stock

      The summary of Plan activity for the twelve months ended December 31, 2012, with respect to the Trust's restricted stock, was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	-	-
Plan Awards	30,000	$7.96
Vested	-	-
Forfeited	-	-
Balance as of December 31, 2012	30,000	7.96

Plan Award Assumptions

      The term of each option granted during 2012 is 10 years.  Both the restricted stock and options vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.   The Trust recognizes share-based payment expenses based on grant date fair values and market closing price.  Restricted stock is valued based on the market price of common stock on the grant date.  Options are valued using the binomial option pricing model using the following assumptions to estimate fair value:

Expected Volatility	21.38%
Expected Dividend Yield	4.99%
Expected Term (in years)	6.0
Risk Free Rate	0.79%
Estimate of Annual Forfeiture Rate	10.0%

      The Trust uses historical data to estimate dividend yield and volatility and the "simplified approach" as described in the SEC Staff Accounting Bulletin #107 and #110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The Trust does not have historical data of forfeiture, and as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

Plan Award Expense and Repurchase Policy

      During 2012, the Trust recorded approximately $42,000 of non-cash expense related to restricted stock and options granted under the Plan.  As of December 31, 2012 there was approximately $281,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to a weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

8 - INCOME TAXES

            The Trust is organized as a Maryland real-estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust.  As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders.  In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income.

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

Dividends distributed by the Trust (and P&WV prior to the Reorganization) for the years ended December 31, 2012, 2011 and 2010, were comprised entirely of ordinary income.  The Trust and its wholly-owned subsidiary, P&WV, are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2009.

9 - RELATED PARTY TRANSACTIONS

            The Company has hired Morrison Cohen, LLP ("Morrison") as its legal counsel with respect to general corporate matters and the litigation with Norfolk Southern.   A spouse of the Trust's CEO and Chairman of the Board of the Trust, is a partner at Morrison.  During 2012, the Trust paid $536,580 in legal fees to Morrison in connection with various legal matters, including the litigation with Norfolk Southern, and another $335,442 had been billed, but unpaid.  (See Note 12 - Legal Proceedings).

            On December 28, 2012, Hudson Bay Partners, LP ("HBP"), a wholly-owned affiliate of the Trust's CEO, loaned PWSS, $800,000 in the form of a senior, secured bridge loan.  (See Note 4 - Long-term Debt). A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost.

            Under the Trust's declaration of trust, the Company may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction shall be disclosed to the Board of Trustees or the transaction shall be fair and reasonable.  After consideration of the conditions and terms of the bridge loan and retention of Morrison Cohen, the independent trustees approved the hiring of Morrison Cohen as counsel and approved the bridge loan, deeming both to be fair and reasonable and in the interest of the Company.

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

10 - CONTINGENCY

            The Trust is not subject to any contingencies, except as described in Note 12, Legal Proceedings.  The Trust's wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the lease with NSC, including restrictions on share and debt issuance, including guarantees.

11 - SUBSEQUENT EVENTS

            During the first quarter of 2013, the Company entered into an "at-the-market" sales agreement with MLV & Co. LLC, as its agent, and filed a prospectus supplement to its shelf offering pursuant to which the Company may issue, from time to time, up to $5.4 million of common shares.  The Company expects to issue common shares under the "at-the-market" offering from time to time to fund acquisitions and its working capital needs.

12 - LEGAL PROCEEDINGS

            As previously disclosed in Power REIT's public filings with the SEC, Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC's sub-lessee, Wheeling & Lake Erie Railroad (together with NSC, the "Litigants").  The case is pending in Federal Court in Pittsburgh, PA ("Court").  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV in 1962.

            P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV and for failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.

            According to records provided to P&WV by NSC, the Indebtedness that is owed to P&WV is approximately $16,600,000 and $15,900,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts may be understated.  The Indebtedness owed to P&WV is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under the lease to pay via indebtedness rather than cash. These sums include amounts received by NSC from its sale of portions of P&WV's assets.  The Indebtedness has not been reported in the consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly the amounts of additional rent paid by NSC that have been handled as indebtedness have not been included in PWV's statement of operations prepared under GAAP; however these additional rent amounts have historically been recorded as taxable income.

            In addition, as part of the litigation proceedings, Power REIT filed a motion requesting that it be dismissed from the litigation on the ground that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the allegations contained in the challenged pleadings.  On this ground, the Court overseeing the litigation denied Power REIT's motion to dismiss. Power REIT

POWER REIT AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(continued)

12 - LEGAL PROCEEDINGS (continued)

      believes that there is no merit to the successor-in-interest allegation and intends to vigorously defend its position; however there can be no assurance that Power REIT will prevail.

            As of the date of this filing, the fact discovery phase of the litigation has been mostly completed. The parties are currently in the expert witness discovery phase of the litigation.  In 2012, P&WV incurred approximately $700,000 of legal expenses in connection with the litigation.  P&WV has taken the position with NSC that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent.  As of the first quarter of 2013, NSC has continued to make all quarterly base cash rental payments due during the pendency of the litigation. There can be no assurance that P&WV will be successful in recovering its costs associated with the litigation or that NSC will continue to make rent payments.

13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

            The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2012
Revenue	$ 228,774	$ 228,772	$ 228,764	$ 228,757

Net Income (Loss)	46,829	(98,010)	17,708	(288,263)

Earnings Per Share:
Basic	$ 0.03	$ (0.06)	$ 0.01	$ (0.18)
Diluted	$ 0.03	$ (0.06)	$ 0.01	$ (0.18)

Weighted Average Shares Outstanding:
Basic	1,623,250	1,623,250	1,623,250	1,623,250
Diluted	1,623,250	1,623,250	1,628,321	1,630,085

Year Ended December 31, 2011
Revenue	$ 228,750	228,750	228,750	228,750

Net Income (Loss)	168,542	126,709	174,108	167,864

Earnings Per Share:
Basic	$ 0.11	$ 0.08	$ 0.11	$ 0.10
Diluted	$ 0.11	$ 0.08	$ 0.11	$ 0.10

Weighted Average Shares Outstanding:
Basic	1,528,875	1,623,250	1,623,250	1,623,250
Diluted	1,528,875	1,623,250	1,623,250	1,623,250