Form 10-Q
period 2013-05-15
Power REIT
filed 2013-05-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

000-54560

(Commission File Number)

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0373

(Registrant’s telephone number, including area code)

______________________________N/A_________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

Yes __X__            No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1,653,250 common shares of beneficial interest, $0.001 par value, outstanding at March 31, 2013.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE
Interest Income from Capital Lease - Railroad	$ 229	$ 229
Lease Income from Land/Other Properties	22	-
TOTAL REVENUE	251	229
EXPENSES
General & Administrative Expense	107	99
Property Tax	3	-
Interest Expense	12	-
Litigation Expense	240	83
TOTAL EXPENSES	362	182

NET INCOME (LOSS)	(111)	47

Earnings Per Common Share:
Basic	$ (0.07)	$ 0.03
Assuming Dilution	(0.07)	0.03

Weighted Average Number of Shares Outstanding:
Basic	1,623,250	1,623,250
Assuming Dilution	1,668,562	1,623,250

Cash dividend per common share	$0.10	$0.10

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET (Dollars in Thousands)
	(Unaudited) March 31, 2013	(Audited) December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$ 191	$ 366
Other Receivables	5	11
Prepaid Expenses	-	6
Total Current Assets	196	383
Other Assets	86	49
Land	1,056	1,056
Net Investment in Capital Lease - Railroad	9,150	9,150

TOTAL ASSETS	$10,487	$ 10,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Deferred Revenue	$ 12	$ 14
Accounts Payable	444	341
Accrued Interest	11	-
Current Portion of Long-term Debt	6	12
Total Current Liabilities	473	367
Long-term Debt, related party	800	800
Long-term Debt	109	115

Shareholders' equity: Common shares, $0.001 par value (1,653,250 shares issued and outstanding as of 3/31/2013 and 12/31/2012, respectively)	10,140	10,113
Retained Earnings	(1,035)	(759)
Shareholders’ Equity	9,105	9,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	10,487	10,637

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0.001	$ 0.001
Common shares issued	1,653,250	1,653,250
Common shares outstanding	1,653,250	1,653,250

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATIONS
Net Income (Loss)	$ (111)	$ 47
(Increase) decrease in Other Receivables	6	-
(Increase) decrease in Prepaid Assets	6	(18)
(Increase) decrease in Deposits	-	(40)
(Increase) decrease in Other Assets	(37)	-
Increase (decrease) in Deferred Revenue	(2)	-
Increase (decrease) in Accrued Interest	11	-
Increase (decrease) in Accounts Payable	103	86
Non-cash Equity Compensation	27	-
CASH FLOW FROM OPERATIONS	2	75

CASH FLOW USED IN FINANCING
Proceeds (Repayment) of Borrowing	(12)	-
Dividends Paid	(165)	(162)
CASH FLOW USED IN FINANCING	(177)	(162)

Net Decrease in Cash	(175)	(88)
Cash, beginning of period	366	982
Cash, end of period	$ 191	$894

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

Notes to unaudited financial statements:

These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our latest Annual Report on Form 10-K with the SEC on March 29, 2013.

1. General Information

The foregoing interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for and the financial condition as of the end of the interim periods presented.

Power REIT ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders in order to maintain its REIT corporate status.  All adjustments are of a normal recurring nature.

As of March 31, 2013, the Trust’s consolidated leased assets consisted of assets held by its wholly-owned subsidiaries Pittsburgh & West Virginia Railroad (“P&WV”) and PW Salisbury Solar, LLC (“PWSS”).  The Trust's revenue is highly concentrated, with lease payments from the lessor of P&WV’s assets to P&WV representing approximately 91% of its consolidated revenues during the first quarter of 2013.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning and managing its railroad properties, the entirety of which are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease ("Railroad Lease").  P&WV's leased properties consist of a railroad line 112 miles in length, extending from Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, Brooke County in the State of West Virginia, and Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction, Harrison County, State of Ohio.  There are also branch lines that total 20 miles in length located in Washington County and Allegheny County in Pennsylvania and Brooke County, West Virginia.  P&WV pays base cash rent of $915,000, payable in quarterly installments.  In addition, NSC is responsible for additional rent payments to reimburse P&WV for tax obligations (other than those arising from the payment of base rent) and other amounts.

PWSS is a Massachusetts limited liability company that owns approximately 54 acres of land leased to an operational 5.7MW solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 in cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent is payable quarterly in advance and will be recorded on a straight-line basis, with $89,494 to be recorded during the 2013 calendar year.  At the end of the twenty-two year lease, which commenced on December 1, 2011 prior to being assumed by PWSS, the tenant has renewal options with terms to be mutually agreed.

2. Summary of Significant Accounting Policies

Basis of Presentation. Our financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) of the United States.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Principles of Consolidation.    The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries, P&WV and PWSS. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the balance sheet at amortized cost, which approximates fair value.

Prepaid Expenses.   The Trust records a prepaid asset for prepaid expenses that are expect to provide the Trust with benefits over a period of one year or longer, and amortizes the amount over the applicable service period.

Deposits.  During the first quarter of 2012, the Trust placed a $15,000 deposit to acquire a parcel of land to be developed as an energy park and a $25,000 deposit with a bank to finance acquisitions.  The Trust terminated the purchase agreement to acquire the land in the fourth quarter of 2012, expensing $10,000 of the previously paid deposit in 2012 and recorded a receivable for the balance, which the Trust expects to receive back during the second quarter of 2013. During the fourth quarter of 2012, the Trust expensed the deposit related to the bank line of credit.

Other Assets. During 2012, the Trust capitalized approximately $45,000 of expenses related to its shelf registration statement on Form S-3 and $4,000 of expenses related to a bridge loan.  During the first quarter of 2013, the Trust capitalized approximately $37,000 of expenses related to a prospectus supplement to its S-3 shelf registration statement (See Note 4 – Shelf Registration Statement and ATM Equity Offering).  The costs related to the bridge loan will be amortized using the straight-line method over the initial term, which approximates the effective interest method.  The Trust expects to amortize the capitalized expenses related to it shelf offering and ATM offering proportionately based on the amount of securities issued.

Land.  Newly acquired investments in land are initially recorded at cost (including costs related to the acquisition of the land) and thereafter are carried at the lower of cost or market value.  Valuations are performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value.  As of the date of this report, no impairments have been recorded to investments in land.

Net Investment in Capital Lease – Railroad. P&WV’s net investment in its leased railroad property, recognizing the lessee’s perpetual renewal options, was estimated to have a current value of $9,150,000, assuming an implicit interest rate of 10%.

Operating Leases. Lease revenue from land that is subject to an operating lease with rent escalation provisions is recorded by the Trust on a straight-line basis when the amount of escalation in lease payments is known at the time the Trust enters into a lease agreement or known at the time the Trust assumes an existing lease agreement as part of a land acquisition (e.g. an annual fixed percentage escalation).

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

•         Level 2—valuations for assets and liabilities traded in less active dealer or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•         Level 3—valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, the Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk.

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, approximate fair value because of their relatively short maturity schedules. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

March 31, 2013

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 191	$ -	$ -	$ 191
Total Assets at Fair Value	$ 191	$ -	$ -	$ 191

___________

 (1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

December 31, 2012

($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$ 366	$ -	$ -	$ 366
Total Assets at Fair Value	$ 366	$ -	$ -	$ 366

___________

(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3. Long-term Debt

On December 28, 2012, PWSS borrowed $800,000 from Hudson Bay Partners, L.P. (HBP), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of a senior, secured bridge loan to fund the acquisition of property located in Salisbury, MA ("Bridge Loan"). The Bridge Loan was originally for an initial term of six months with an extension option for another six months at PWSS's option.  During the first quarter of 2013, the term of the Bridge Loan was extended, with the initial term extended through June 30, 2014, which may be extended through January 31, 2015 at PWSS' option.  As a result of the extension, the Bridge Loan is classified as "Long-term Debt, related party". During the first six months of the Bridge Loan, the interest rate is 5.0%; thereafter the interest rate resets to 8.5%.  The Bridge Loan is interest only, with interest payable at six-month intervals during the initial term and at maturity.  The Bridge Loan can be prepaid at any time without penalty.  In addition to a first lien mortgage on PWSS's property, the Bridge Loan is secured by a parent guarantee from the Trust.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing ("Municipal Debt").  The Municipal Debt had a twenty-year maturity at issuance and currently has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2014.  The balance of the Municipal Debt on March 31, 2013 was approximately $115,000, of which approximately $6,000 has been booked as “Current Portion of Long-term Debt.”

As of March 31, 2013, PWSS had the following principal payments remaining on its long-term debt:

Long-term Debt
2013	$ -
2014	806,416
2015	6,416
2016	6,416
2017	6,416
Thereafter	89,825

4. Shelf Registration Statement and ATM Equity Offering

On May 11, 2012 the Securities and Exchange Commission (SEC) declared effective Power REIT’s $100 million shelf registration statement on Form S-3. Under the registration statement, the Trust may from time to time issue any combination of common or preferred equity or equity linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million.

On March 28, 2013, the Trust entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Trust may offer and sell, from time to time, up to $5.4 million of common shares.  The Trust expects to offer and sell common shares under the "at-the-market" offering from time to time. The net proceeds of offerings under the prospectus supplement are intended to be used to acquire real property infrastructure assets through one or more subsidiaries, partnerships or joint ventures formed to acquire or finance such assets. We may also use proceeds to retire all or a portion of any debt we may incur or have incurred, or for working capital purposes, including the payment of distributions, interest, and operating expenses, including legal expenses. Retirement of debt may include the retirement of all or a portion of the Bridge Loan.  Under the terms of the ATM Agreement, the Trust pays to MLV fees equal to 3% of the gross proceeds of any sales made under the prospectus supplement. The Trust did not sell any common shares under the prospectus supplement during the first quarter of 2013.  During the second quarter of 2013, the Trust commenced “at-the-market” offerings under the prospectus supplement.

5. Long-term Compensation

The Trust grants awards pursuant to its 2012 Equity Incentive Plan (“Plan”), which was approved at the Trust’s 2012 annual shareholders’ meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to us and our subsidiaries, including outside directors.  Common stock may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan. As of March 31, 2013, 4,000 common shares remain authorized and available for issuance.

Summary of Activity

The following is a summary of Plan activity for the three months ended March 31, 2013, with respect to our stock options:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	166,000	7.96
Plan Awards	-	-
Exercised	-	-
Forfeited	-	-
Balance as of March 31, 2013	166,000	7.96
Options Exercisable as of March 31, 2013	0	-

The following is a summary of Plan activity for the three months ended March 31, 2013, with respect to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	30,000	$7.96
Plan Awards	-	-
Vested	-	-
Forfeited	-	-
Balance as of March 31, 2013	30,000	7.96

The initial term of each option granted under the Plan is 10 years.  Both the restricted stock and options vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.   The Trust recognizes share-based payment expenses based on grant date fair values and market closing prices.  Restricted stock is valued based on the market price of common stock on the grant date.  Options are valued using the binomial option pricing model, using the following assumptions to estimate fair value:

Expected Volatility	21.38%
Expected Dividend Yield	4.99%
Expected Term (in years)	6.0
Risk-Free Interest Rate	0.79%
Estimate of Forfeiture Rate	10.0%

The Trust uses historical data to estimate expected volatility and expected dividend yield and the “simplified approach” as described in the SEC Staff Accounting Bulletin #107 and #110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The Trust does not have historical data of forfeiture and, as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted in subsequent periods if the actual forfeiture rate differs from this assumption.

During the first quarter of 2013, the Trust recorded approximately $27,000 of non-cash expense related to restricted stock and options previously granted under the Plan.  As of March 31, 2013 there was approximately $254,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to a weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

6. Legal Proceedings

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

P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV and for failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for Indebtedness that is owed to it from NSC.

According to records provided to P&WV by NSC, the indebtedness that is owed to P&WV is approximately $16,600,000 and $16,200,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts may be understated.  The indebtedness owed to P&WV is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under its interpretation of the lease to pay via indebtedness rather than cash. These sums include amounts received by NSC from its disposition of P&WV's assets.  The indebtedness has not been reported in P&WV’s consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly, the amounts of additional rent paid by NSC that have been handled as indebtedness have not been included in P&WV's income statement prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

In addition, as part of the litigation proceedings, Power REIT filed a motion requesting that it be dismissed from the litigation on the ground that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the challenged allegations.  On this ground, the Court overseeing the litigation denied Power REIT's motion to dismiss. Power REIT believes that there is no merit to the successor-in-interest allegation and intends to vigorously defend its position; however there can be no assurance that Power REIT will prevail.

As of the date of this filing, the fact discovery phase of the litigation has been mostly completed. The parties are currently in the expert witness discovery phase of the litigation.  During the first quarter of 2013 and first quarter of 2012, P&WV incurred approximately $240,000 and $83,000 of legal expenses, respectively, in connection with the litigation.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts.  There can be no assurance that P&WV will prevail in collecting its litigation costs from NSC as part of the litigation.  Accordingly, litigation expenses are accrued and expensed as incurred.  As of the first quarter of 2013, NSC has continued to make all quarterly base rental payments due during the pendency of the litigation. There can be no assurance that NSC will continue to make its base rent payments.

7. Subsequent Events

On May 1, 2013, Power REIT announced that it has entered into a definitive term sheet with a solar project developer to acquire for approximately $1.6 million approximately 100 acres of land in California subject to long-term ground leases with 20MW of to-be-constructed solar farms. The transaction is subject to completion of diligence by Power REIT and other customary conditions and is expected to close during the second quarter of 2013.  The transaction was announced via a press release filed on Form 8-K with the SEC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders.  Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Power REIT (“we”, "Registrant" or "Trust") is a Maryland domiciled real estate investment trust (REIT) that develops, acquires and manages transportation and energy infrastructure real estate assets within the United States, including its territories ("U.S.").  Within the transportation and energy infrastructure sectors, Power REIT is focused on new acquisitions of real estate that is already or will be leased to renewable energy generation projects, such as utility-scale wind farms and solar farms, with low or minimal technology risk.

Power REIT is structured as a holding company and owns its assets through special purpose subsidiaries that are used for the purpose of holding real estate assets and generating lease revenue.  Power REIT was formed through a reorganization and reverse merger of the Pittsburgh & West Virginia Railroad ("P&WV") on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of Power REIT. The Trust's business plan and infrastructure real estate-focused investment strategy builds upon its P&WV subsidiary's historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Corporation ("NSC").

At the end of March 31, 2013, Power REIT's assets consisted of railroad infrastructure and related real estate owned by P&WV, whose assets are leased to NSC, and 54 acres of fee simple land owned by our wholly-owned subsidiary PW Salisbury Solar, LLC ("PWSS"), and leased to a 5.7MW solar farm in Massachusetts.  All of P&WV's railroad real estate property is leased to NSC for 99 years, with unlimited renewals at NSC's option on the same terms.  The base cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.  Pursuant to the lease, NSC is responsible for all operations and maintenance of P&WV's property.

The 54-acre solar farm property was acquired by PWSS on December 31, 2012. The PWSS transaction is consistent with Power REIT's business strategy of acquiring real estate that is leased to renewable generation projects.

For the first quarter of 2013, P&WV’s revenues accounted for 91% of the consolidated revenues of Power REIT.   Due to the PWSS acquisition closing on the last day of 2012, PWSS did not contribute to the Trust's consolidated operating results in 2012, but contributed to Power REIT’s consolidated revenue for the first time during the first quarter of 2013.  Power REIT continues to seek additional acquisitions of real estate leased or to be leased to renewable energy generation projects. Subsequent to the quarter end, Power REIT signed a definitive term sheet to acquire approximately 100 acres of fee simple land in California, which will be leased to utility scale solar farms totaling approximately 20MW.   If consummated, the transaction is expected to further diversify Power REIT’s sources of consolidated revenues.

Revenue during the first quarter of 2013 and first quarter of 2012 was approximately $251,000 and $229,000, respectively.  Net income available for distribution during the first quarter of 2013 and first quarter of 2012 was approximately $(111,000) and $47,000, respectively.  The difference between our 2013 and 2012 first quarter results were principally attributable to the following: approximately $157,000 of increased litigation expenses related to the NSC litigation, which commenced near the end of 2011; approximately $15,000 of increased property tax and interest expense; and approximately $18,000 increase in general and administrative expenses (including approximately $27,000 of non-cash equity compensation expense).

The Trust’s cash outlays, other than dividend payments, are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs, litigation expenses, interest expense and property taxes. The Trust expects that it will continue to incur substantial litigation expenses during the remainder of 2013 related to the NSC litigation and further expects that its G&A expenses and revenues will increase over time as it expands its business activities. There can be no assurance that Power REIT will be successful in expanding its business.

During the first quarter of 2013, the Trust entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC and filed a prospectus supplement to its shelf registration statement on Form S-3, pursuant to which the Trust may offer and sell, from time to time, up to $5.4 million of its common shares.  Under the terms of the ATM Agreement, the Trust pays to MLV fees equal to 3% of the gross proceeds of any sales made under the prospectus supplement.  The Trust did not sell any common shares during the first quarter of 2013; from April 1, 2013 through May 10, 2013, the Trust sold 11,966 common shares and received proceeds of approximately $120,000 net of MLV’s fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Trust is not required to provide the information required by this Item.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed in our public filings with the SEC, Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (together with NSC, the “Litigants”).  The case is pending in Federal trial court in Pittsburgh, PA (“Court”).  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV effective in 1964.  P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV and failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the lease. P&WV also seeks determinations from the Court declaring (a) that NSC’s obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for Indebtedness that is owed to it from NSC.

The indebtedness owed to P&WV under the lease (the “Indebtedness”) is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under the lease to pay to P&WV via indebtedness rather than cash. These sums include amounts received by NSC from its dispositions of P&WV’s assets.  The Indebtedness has not been reported in P&WV’s consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly, the amounts of additional rent paid by NSC that have been treated as Indebtedness have not been included in P&WV’s statement of income prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income in P&WV’s tax returns.

As part of the litigation proceedings, Power REIT filed a motion requesting that it be dismissed from the litigation on the ground that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT’s motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the challenged allegations.  On this ground, the Court overseeing the litigation denied Power REIT’s motion to dismiss. We believe that there is no merit to the successor-in-interest allegation and intend to vigorously defend our position; however there can be no assurance that we will prevail.

As of the date of this filing, the fact discovery phase of the litigation has been mostly completed. The parties are currently in the expert witness discovery phase of the litigation.  At this stage, limited guidance on the ultimate outcome of the litigation can be provided by management due to the unpredictable nature of court proceedings.

In 2012 and during the first quarter of 2013, P&WV incurred approximately $700,000 and $240,000 of legal expenses, respectively, in connection with the litigation.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts.  There can be no assurance that P&WV will be successful in recovering its costs associated with the litigation.

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

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit Number

Exhibit 31.1                Section 302 Certification for David H. Lesser

Exhibit 31.2                Section 302 Certification for Arun Mittal

Exhibit 32.1                Section 906 Certification for David H. Lesser and Arun Mittal

Exhibit 101                 Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2013: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows and (iv) Notes to the unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer

Date:  May 15, 2013

/s/ Arun Mittal

Arun Mittal

VP Business Development,

Secretary & Treasurer

Date: May 15, 2013