Form 10-Q
period 2013-08-15
Power REIT
filed 2013-08-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,676,955 common shares of beneficial interest, $0.001 par value, outstanding at June 30, 2013.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENT
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Interest income from capital lease - railroad	$229	$229	$458	$458
Rental revenue	22	-	45	-
TOTAL REVENUE	251	229	502	458
EXPENSES
General and administrative	96	186	203	284
Property tax	2	-	5	-
Interest	12	-	24	-
Litigation	241	141	481	224
TOTAL EXPENSES	351	327	713	508

NET LOSS	(100)	(98)	(211)	(51)

Earnings per common share:
Basic	$(0.06)	$(0.06)	$(0.13)	$(0.03)
Assuming dilution	(0.06)	(0.06)	(0.13)	(0.03)

Weighted average number of shares outstanding:
Basic share count	1,635,965	1,623,250	1,629,643	1,623,250
Diluted share count	1,682,019	1,623,250	1,686,279	1,623,250

Cash dividend per common share	-	$0.10	$0.10	$0.20

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	(Unaudited) June 30, 2013	(Audited) December 31, 2012
ASSETS
Land	$1,056	$1,056
Net investment in capital lease – railroad	9,150	9,150
Total real estate assets	10,206	10,206
Cash and cash equivalents	382	366
Other receivables	-	11
Deposits	5	-
Prepaid expenses	38	6
Other assets	115	49
Total assets	$10,746	$10,637

LIABILITIES AND EQUITY
Deferred revenue	$10	$14
Accounts payable	544	341
Accrued interest	23	-
Current portion of long-term debt	6	12
Long-term debt, related party	800	800
Long-term debt	109	115
Equity: common shares, $0.001 par value; 100,000,000 authorized; 1,676,955 and 1,653,250 issued and outstanding as of June 30, 2013 and December 31, 2012	10,390	10,113
Retained earnings	(1,135)	(759)
Total equity	9,255	9,354
Total liabilities and equity	$10,746	$10,637

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(211)	$(51)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in other receivables	11	-
Increase in prepaid assets	(32)	(98)
Increase in deposits	(5)	(40)
Increase in other assets	(67)	-
Decrease in deferred revenue	(4)	-
Increase in accrued interest	22	-
Increase in accounts payable	203	92
Stock-based compensation	57	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(26)	(97)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(12)	-
Net Proceeds from equity issuance	219	-
Dividends paid	(165)	(162)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	42	(162)

Net Increase (Decrease) in Cash and Cash Equivalents	16	(259)
Cash and cash equivalents, beginning of period	366	982
Cash and cash equivalents, end of period	$382	$723

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements:

These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 29, 2013.

1. General Information

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for and the financial condition as of the end of the interim periods presented.

Power REIT ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders in order to maintain its REIT status.  All adjustments are of a normal recurring nature.

As of June 30, 2013, the Trust’s consolidated leased assets consisted of assets held by its wholly-owned subsidiaries Pittsburgh & West Virginia Railroad (“P&WV”) and PW Salisbury Solar, LLC (“PWSS”).  The Trust's revenue is highly concentrated, with lease payments from the lessor of P&WV’s assets representing approximately 91% of its consolidated revenues for the quarter ended June 30, 2013.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning and managing its railroad properties, the entirety of which are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that commenced in 1964 with indefinite 99-year renewal options on the same economic current terms at NSC’s option ("Railroad Lease").  P&WV's leased properties consist of a railroad line 112 miles in length, extending from Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, Brooke County in the State of West Virginia, and Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction, Harrison County, State of Ohio.  There are also branch lines that total 20 miles in length located in Washington County and Allegheny County in Pennsylvania and Brooke County, West Virginia.  NSC pays P&WV base cash rent of $915,000, payable in quarterly installments.  In addition, NSC is responsible for additional rent payments, including additional rent payments to reimburse P&WV for tax obligations (other than those arising from the payment of base rent) and other amounts.

PWSS is a Massachusetts limited liability company that owns approximately 54 acres of land leased to an operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 in cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent is payable quarterly in advance and will be recorded on a straight-line basis, with $89,494 to be recorded during the year ending December 31, 2013.  At the end of the twenty-two year lease, which commenced on December 1, 2011 prior to being assumed by PWSS, the tenant has renewal options with terms to be mutually agreed.

2. Summary of Significant Accounting Policies

Basis of Presentation. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP").

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

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

Prepaid Expenses. The Trust records an asset for prepaid expenses that are expected to provide the Trust with benefits over a period of one year or longer, and amortizes the amount over the applicable service period.

Deposits.  During the quarter ended June 30, 2013, PWSS placed a $5,000 deposit with a bank in connection with a $750,000 term loan that closed on July 5, 2013 (See Note 7 – Subsequent Events).

Other Assets. During 2012, the Trust capitalized approximately $45,000 of expenses related to its shelf registration statement on Form S-3 and $4,000 of expenses related to a bridge loan.  During the six months ended June 30, 2013, the Trust capitalized approximately $71,000 of expenses related to a prospectus supplement to its S-3 shelf registration statement. The Trust expects to amortize the capitalized expenses related to it shelf registration statement and prospectus supplement proportionately based on the amount of securities issued (See Note 4 – Shelf Registration Statement and ATM Equity Offering).  The capitalized expenses related to the bridge loan are being amortized using the straight-line method over the term of the bridge loan.

Land.  Land is carried at cost. Newly acquired investments in land with in-place leases are accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” Upon the acquisition of land, management assesses the fair value of acquired assets (including land, improvements, and identified intangibles such as above and below market leases and acquired in-place leases) and acquired and assumed liabilities (if any) and allocates the acquisition price based on these assessments. Newly acquired investments in land without in-place leases are recorded at cost (including costs related to the acquisition of the land).

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

●
Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

●
Level 2—valuations for assets and liabilities traded in less active dealer or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active and yield on debt that the company has recently received. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

●
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

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

June 30, 2013
($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$382	$-	$-	$382
Total Assets at Fair Value	$382	$-	$-	$382
Liabilities
Long-term Debt, related party	$-	$800	$-	$800
Long-term Debt	$-	$115	$-	$115
Total Long-term Debt at Fair Value	$-	$915	$-	$915
___________
 (1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

December 31, 2012
($ in Thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents(1)	$366	$-	$-	$366
Total Assets at Fair Value	$366	$-	$-	$366
Liabilities
Long-term Debt, related party	$-	$800	$-	$800
Long-term Debt	$-	$127	$-	$127
Total Long-term Debt at Fair Value	$-	$927	$-	$927
_______________
(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3. Long-term Debt

On December 28, 2012, PWSS borrowed $800,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of a senior, secured bridge loan to fund the acquisition of property located in Salisbury, MA (the "Bridge Loan"). The Bridge Loan had an initial term through June 30, 2014, with an option to extend through January 31, 2015. The Bridge Loan required interest only payments at six-month intervals during the initial term and at maturity.  In addition to a first lien mortgage on PWSS's property, the Bridge Loan was also secured by a parent guarantee from the Trust. On July 5, 2013, the Bridge Loan, which bore interest at 5% during the outstanding term, was settled with available cash and the proceeds from a $750,000 term loan provided by a regional bank (See Note 7 - Subsequent Events).

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing ("Municipal Debt").  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2014.  The balance of the Municipal Debt on March 31, 2013 was approximately $115,000, of which approximately $6,000 is reflected as “Current Portion of Long-term Debt.”   As of June 30, 2013, PWSS had the following principal payments remaining on its long-term debt:

Long-term Debt
2013	$-
2014	806,416
2015	6,416
2016	6,416
2017	6,416
Thereafter	89,825

4. Shelf Registration Statement and ATM Equity Offering

On May 11, 2012 the United States Securities and Exchange Commission ("SEC") declared effective Power REIT’s $100 million shelf registration statement on Form S-3. Under the registration statement, the Trust may from time to time issue any combination of common or preferred equity or equity linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million.

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

During the three months ended June 30, 2013, the Trust sold 22,105 common shares through “at-the-market” offerings, receiving net cash proceeds after fees and expenses, of approximately $222,000.  In connection with the equity sold during the  three months ended June 30, 2013, the Trust amortized approximately $3,000 of previously capitalized expenses related to its shelf registration statement and prospectus supplement.

5. Long-term Compensation

The Trust grants awards pursuant to its 2012 Equity Incentive Plan (the “Plan”), which was approved at the Trust’s 2012 annual shareholders’ meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to us and our subsidiaries, including outside directors.  Common stock may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan. As of June 30, 2013, 2,600 common shares remain authorized and available for issuance.  During the three months ended June 30, 2013, the Trust granted restricted stock of 400 shares per trustee of the Trust with quarterly vesting over a one-year service period.

Summary of Activity

The following is a summary of Plan activity for the six months ended June 30, 2013, with respect to our stock options:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	166,000	7.96
Plan Awards	-	-
Exercised	-	-
Forfeited	-	-
Balance as of June 30, 2013	166,000	7.96
Options Exercisable as of June 30, 2013	0	-

The following is a summary of Plan activity for the six months ended June 30, 2013, with respect to our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	30,000	$7.96
Plan Awards	1,600	10.40
Vested	400	10.40
Forfeited	-	-
Balance as of June 30, 2013	31,200	8.05

The initial term of each option granted under the Plan is 10 years.  Options and restricted stock with a vesting period longer than one year vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.   Restricted stock with a vesting period of one year or less, vest quarterly.  The Trust recognizes share-based payment expenses based on grant date fair values and market closing prices.  Restricted stock is valued based on the market price of common stock on the grant date.  Options are valued using the binomial option pricing model, using the following assumptions to estimate fair value:

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

The Trust recorded approximately $31,000 and $57,000 of non-cash expense related to restricted stock and options previously granted under the Plan for the three and six months ended June 30, 2013, respectively.  As of June 30, 2013 there was approximately $240,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to an approximate weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV, for failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease and for other amounts that P&WV believes are due and owing. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for indebtedness that is owed to it from NSC.

According to records provided to P&WV by NSC, the indebtedness that is owed to P&WV is approximately $16,600,000 and $16,200,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts have been understated by NSC.  The indebtedness owed to P&WV is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under its interpretation of the lease to pay via indebtedness rather than cash. These sums include amounts received by NSC from its disposition of P&WV's assets.  The indebtedness has not been reported in P&WV’s consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly, the amounts of additional rent that NSC disputes are due on a current basis and have historically been treated as indebtedness and have not been included in P&WV's income statement or balance sheet prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

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

During the three months ended June 30, 2013, P&WV filed a motion to supplement its original counterclaims with additional counterclaims.  These proposed counterclaims were filed after new evidence emerged concerning significant and previously undisclosed dispositions of P&WV's property by NSC and its sub-lessee, Wheeling and Lake Erie Railroad ("WLE"). In its motion, P&WV states that the additional amount owed to P&WV exceeds $8 million, not including potential interest and damages.  P&WV also supplemented its claim for, among other things, additional rental amounts due, including reimbursement of legal fees related to the litigation with NSC and WLE.

As of the date of this filing, the fact discovery and expert discovery phases of the litigation have been completed.  In connection with the litigation, P&WV incurred approximately $241,000 and $481,000 during the three and six months ended June 30, 2013 and $141,000 and $224,000 during the three and six months ended June 30, 2012 of expenses, respectively.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts.  There can be no assurance that P&WV will prevail in collecting its litigation costs from NSC as part of the litigation.  Accordingly, litigation expenses are accrued and expensed as incurred.  As of the second quarter of 2013, NSC has continued to make all quarterly base rental payments due during the pendency of the litigation. There can be no assurance that NSC will continue to make its base rent payments.

7. Subsequent Events

As discussed in Note 3, on July 5, 2013, the Trust settled the $800,000 Bridge Loan from HBP with available cash and a $750,000 term loan from a regional bank.  In connection with this transaction, the Trust will expense the unamortized balance of the costs deferred in connection with the Bridge Loan from HBP during the three months ending September 30, 2013.

On July 11, 2013, the Trust’s wholly-owned subsidiary, PW Tulare Solar, LLC (“PWTS”), closed on its previously disclosed transaction to acquire approximately 100 acres of land subject to long-term leases with solar power projects. The purchase price of approximately $1.6 million, including transaction costs, was financed primarily through a $1.65 million acquisition bridge loan from HBP.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Power REIT (“we,” "Registrant" or "Trust") is a Maryland domiciled real estate investment trust (REIT) thatacquires and manages transportation and energy infrastructure real estate assets within the United States.  Within the transportation and energy infrastructure sectors, Power REIT is focused on new acquisitions of real estate that is or will be leased to renewable energy generation projects, such as utility-scale wind farms and solar farms, with low or minimal technology risk.

Power REIT is structured as a holding company and owns its assets through special purpose subsidiaries that are used for the purpose of holding real estate assets and generating lease revenue.  Power REIT was formed through a reorganization and reverse triangular merger of the Pittsburgh & West Virginia Railroad ("P&WV") on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of Power REIT. The Trust's business plan and infrastructure real estate-focused investment strategy builds upon its P&WV subsidiary's historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Corporation ("NSC").

At June 30, 2013, Power REIT's assets consisted of railroad infrastructure and related real estate owned by P&WV that is leased to NSC and 54 acres of fee simple land owned by our wholly-owned subsidiary PW Salisbury Solar, LLC ("PWSS") that is leased to a 5.7 megawatt solar farm in Massachusetts.

All of P&WV's railroad real estate property is leased to NSC for 99 years pursuant to a lease that commenced in 1964, with unlimited renewals at NSC's option on the same terms.  The base rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.  Pursuant to the lease, NSC is responsible for all operations and maintenance of P&WV's property.

The 54-acre solar farm property was acquired by PWSS on December 31, 2012. The PWSS transaction is consistent with Power REIT's business strategy of acquiring real estate that is leased to renewable generation projects.

During the second quarter of 2013, P&WV’s revenues accounted for 91% of the consolidated revenues of Power REIT.  Power REIT continues to seek additional acquisitions of real estate leased or to be leased to renewable energy generation projects.

Subsequent to the end of the second quarter, Power REIT, through its wholly-owned subsidiary, PW Tulare Solar, LLC (“PWTS”), acquired approximately 100 acres of land leased subject to 25-year leases to with 20MW of ground mounted, utility scale solar projects located neared Fresno, California and which are currently in construction.   The leases provide for annual rent of $157,500, commencing with the operations dates of the solar projects, which are expected to occur during the first quarter of 2014.  The transaction was structured with the developer to provide for interim rent commencing on October 1, 2013. At the lessee’s option, the leases can be extended at the end of the initial 25-year term at fair market rent, potentially taking the lease terms through 2048.

Revenue during the second quarter of 2013 and second quarter of 2012 was approximately $251,000 and $229,000, respectively.  Net loss for the three months ended June 30, 2013 and 2012 was approximately $(100,000) and $(98,000), respectively.  The difference between our 2013 and 2012 second quarter results were principally attributable to the following: approximately $100,000 of increased litigation expenses related to the NSC litigation, which commenced at the end of 2011; increased revenue of approximately $22,000 due to the PWSS acquisition in 2012, which was offset by property taxes and interest expenses of $14,000; and a decrease in general and administrative expense of $90,000, primarily as a result of lower annual meeting and proxy expenses in 2013.

The Trust’s cash outlays, other than dividend payments (which were temporarily suspended during the second quarter of 2013 and which we expect to reinstate once litigation costs with NSC diminish), are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs, litigation expenses, interest expense and property taxes. The Trust expects that its P&WV subsidiary will continue to incur substantial litigation expenses during the remainder of 2013 related to the NSC litigation and further expects that its expenses and revenues will increase over time as it expands its business activities.  There can be no assurance that Power REIT will be successful in expanding its business.

During the first quarter of 2013, the Trust entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC (“MLV”) and filed a prospectus supplement to its shelf registration statement on Form S-3, pursuant to which the Trust may offer and sell, from time to time, up to $5.4 million of its common shares.  Under the terms of the ATM Agreement, the Trust pays to MLV fees equal to 3% of the gross proceeds of any sales made under the prospectus supplement.  The Trust sold 22,105 shares during the second quarter of 2013 and received cash proceeds of $222,000, net of MLV’s fees.  The Trust did not sell any shares from July 1, 2013 to August 15, 2013.

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

P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV, for failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease and for other amounts that P&WV believes are due and owing. P&WV also seeks determinations from the Court declaring (a) that NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration; and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for indebtedness that is owed to it from NSC.

According to records provided to P&WV by NSC, the indebtedness that is owed to P&WV is approximately $16,600,000 and $16,200,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts have been understated by NSC.  The indebtedness owed to P&WV is the cumulative result of additional rent and other sums that NSC owes to P&WV but has elected under its interpretation of the lease to pay via indebtedness rather than cash. These sums include amounts received by NSC from its disposition of P&WV's assets.  The indebtedness has not been reported in P&WV’s consolidated balance sheets as prepared under GAAP due to the dispute on when these amounts are due.  Similarly, the amounts of additional rent that NSC disputes are due on a current basis and have historically been treated as indebtedness and have not been included in P&WV's income statement or balance sheet prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

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

During the three months ended June 30, 2013, P&WV filed a motion to supplement its original counterclaims with additional counterclaims.  These proposed counterclaims were filed after new evidence emerged concerning significant and previously undisclosed dispositions of P&WV's property by NSC and its sub-lessee, Wheeling and Lake Erie Railroad ("WLE"). In its motion, P&WV states that the additional amount owed to P&WV exceeds $8 million, not including potential interest and damages.  P&WV also supplemented its claim for, among other things, additional rental amounts due, including reimbursement of legal fees related to the litigation with NSC and WLE.

As of the date of this filing, the fact discovery and expert discovery phases of the litigation have been completed.  In connection with the litigation, P&WV incurred approximately $241,000 and $481,000 during the three and six months ended June 30, 2013 and $141,000 and $224,000 during the three and six months ended June 30, 2012 of expenses, respectively.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts.  There can be no assurance that P&WV will prevail in collecting its litigation costs from NSC as part of the litigation.  Accordingly, litigation expenses are accrued and expensed as incurred.  As of the second quarter of 2013, NSC has continued to make all quarterly base rental payments due during the pendency of the litigation. There can be no assurance that NSC will continue to make its base rent payments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS.

Exhibit Number

Exhibit 31.1	Section 302 Certification of David H. Lesser

Exhibit 31.2	Section 302 Certification of Arun Mittal

Exhibit 32.1	Section 906 Certification of David H. Lesser and Arun Mittal

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2013: (i) Consolidated Income Statement, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows and (iv) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

Date: August 15, 2013	By:	/s/ David H. Lesser
David H. Lesser Chairman of the Board & Chief Executive Officer

Date: August 15, 2013	By:	/s/ Arun Mittal
Arun Mittal Executive Vice President, Secretary & Treasurer