Form 10-Q
period 2013-11-14
Power REIT
filed 2013-11-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

1,676,955 common shares of beneficial interest, $0.001 par value, outstanding at September 30, 2013.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED INCOME STATEMENT
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Interest income from capital lease - railroad	$229	$229	$686	$686
Rental revenue	22	-	67	-
TOTAL REVENUE	251	229	753	686
EXPENSES
General and administrative	124	69	328	354
Property tax	2	-	7	-
Acquisition costs	49	-	49	-
Interest	38	-	62	-
Litigation	220	142	701	366
TOTAL EXPENSES	433	211	1,146	720

NET (LOSS) INCOME	(181)	18	(393)	(34)

(Loss) Earnings per common share:
Basic	$(0.11)	$0.01	$(0.24)	$(0.02)
Assuming dilution	(0.11)	0.01	(0.24)	(0.02)

Weighted average number of shares outstanding:
Basic share count	1,651,085	1,623,250	1,636,869	1,623,250
Diluted share count	1,659,290	1,628,321	1,676,971	1,635,660

Cash dividend per common share	-	$0.10	$0.10	$0.30

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	(Unaudited) September 30, 2013	(Audited) December 31, 2012
ASSETS
Land	$2,606	$1,056
Net investment in capital lease – railroad	9,150	9,150
Total real estate assets	11,756	10,206
Cash and cash equivalents	314	366
Other receivables	-	11
Deposits	-	-
Prepaid expenses	22	6
Other assets	140	49
Total assets	$12,232	$10,637

LIABILITIES AND EQUITY
Deferred revenue	$8	$14
Accounts payable	555	341
Accrued interest	27	-
Current portion of long-term debt	29	12
Long-term debt, related party	1,650	800
Long-term debt	862	127
Equity:
common shares, $0.001 par value; 100,000,000 authorized;
1,676,955 and 1,653,250 issued and outstanding
as of September 30, 2013 and December 31, 2012	10,447	10,113
Accumulated deficit	(1,317)	(759)
Total equity	9,130	9,354
Total liabilities and equity	$12,232	$10,637

Amounts may not add due to rounding. The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(393)	$(33)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in other receivables	11	-
Increase in prepaid assets	(16)	(86)
Increase in deposits	-	(40)
Increase in other assets	(91)	-
Decrease in deferred revenue	(6)	-
Increase in accrued interest	27	-
Increase in accounts payable	214	39
Stock-based compensation	114	14
CASH FLOWS USED IN OPERATING ACTIVITIES	(140)	(106)

CASH FLOWS FROM FINANCING
Proceeds from debt issuance	1,584	-
Net proceeds from equity issuance	219	-
Dividends paid	(165)	(325)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,638	(325)

CASH FLOWS FROM INVESTING
Acquisition of land	(1,550)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,550)	-

Net Decrease in Cash and Cash Equivalents	(52)	(431)
Cash and cash equivalents, beginning of period	366	982
Cash and cash equivalents, end of period	$314	$551

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

Power REIT (“we,” "Registrant," or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders in order to maintain its REIT status.  All adjustments are of a normal recurring nature.

As of September 30, 2013, the Trust’s consolidated leased assets consisted of assets held by its wholly-owned subsidiaries Pittsburgh & West Virginia Railroad (“P&WV”), PW Salisbury Solar, LLC (“PWSS”) and PW Tulare Solar, LLC (“PWTS”).  The Trust's revenue is highly concentrated, with lease payments from the lessor of P&WV’s assets representing approximately 91% of its consolidated revenues for the quarter ended September 30, 2013.

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

PWSS is a Massachusetts limited liability company that owns approximately 54 acres of land leased to an operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 in cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent is payable quarterly in advance and will be recorded on a straight-line basis, with $89,494 to be recorded during the year ending December 31, 2013.  At the end of the twenty-two year lease, which commenced on December 1, 2011 prior to being assumed by PWSS, the tenant has renewal options with terms to be mutually agreed upon.

PWTS is a California limited liability company that owns approximately 100 acres of land leased to in-construction solar farms located near Fresno, California.  The acquisition was structured to provide monthly rent payments from the seller of the land until PWTS’ solar farm tenants achieve commercial operations.  Upon achieving commercial operations, PWTS’ solar farm tenants will be obligated to pay rent of $157,500 in cash, annually in advance and without escalation.  PWTS expects its tenant solar farms to achieve commercial operations in early 2014.  At the end of the twenty-five year leases, which commenced in March 2013 prior to being assumed by PWTS, the tenants have renewal options with terms to be mutually agreed.   During the third quarter, PWTS did not contribute towards the Trust’s consolidated revenue.

2. Summary of Significant Accounting Policies

Basis of Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP").

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Principles of Consolidation. The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the consolidated balance sheet at amortized cost, which approximates fair value.

Prepaid Expenses. The Trust records an asset for prepaid expenses that are expected to provide the Trust with benefits over a period of one year or longer, and amortizes the amount over the applicable service period.

Deposits.  The Trust places cash deposits from time to time with transaction or financing counterparties.  During the third quarter of 2013, a deposit of $5,000 previously placed with a bank in the second quarter was applied towards the closing costs related to PWSS’ $750,000 term loan (See Note 3).

Other Assets. During 2012, the Trust capitalized approximately $45,000 of expenses related to its shelf registration statement on Form S-3 and $4,000 of expenses related to a bridge loan.  During the nine months ended September 30, 2013, the Trust capitalized approximately $68,000 of expenses related to a prospectus supplement to its S-3 shelf registration statement. The Trust expects to amortize the capitalized expenses related to it shelf registration statement and prospectus supplement proportionately based on the amount of securities issued (See Note 4 – Shelf Registration Statement and ATM Equity Offering).  Remaining capitalized expenses of approximately $2,000 related to the December 2012 bridge loan were expensed during the third quarter as part of a refinancing.  During the third quarter, approximately $27,000 of expenses was capitalized related to PWSS’ term loan, which will be amortized using the straight-line method over the term of the loan.

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

The carrying amounts of the Trust’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

September 30, 2013
($ in Thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$314	$-	$-	$314
Total assets at fair value	$314	$-	$-	$314

Liabilities
Long-term debt, related party	$-	$1,650	$-	$1,650
Long-term debt	$-	$862	$-	$862
Total long-term debt at fair value	$-	$2,512	$-	$2,512
___________
 (1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

December 31, 2012
($ in Thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$366	$-	$-	$366
Total assets at fair value	$366	$-	$-	$366

Liabilities
Long-term debt, related party	$-	$800	$-	$800
Long-term debt	$-	$127	$-	$127
Total long-term debt at fair value	$-	$927	$-	$927
___________
(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying balance sheet.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3. Long-term Debt

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, the Company’s Chairman and CEO, in the form of an A note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California.  The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepping up to 8.5% thereafter.  The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepping up to 13.0% thereafter.  Both notes have an eighteen-month maturity and require interest only payments at six-month intervals or upon a prepayment.  In addition to a first lien mortgage on PWTS's property, the notes are also secured by a parent guarantee from the Trust.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended to PWSS by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’s real estate assets, the term loan is secured by a parent guarantee from the Trust.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing ("Municipal Debt").  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2014.  The balance of the Municipal Debt as of September 30, 2013 is approximately $115,000.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2013 is described below:

Long-term Debt ($ thousands)
2013	$6
2014	30
2015	1,681
2016	32
2017	33
Thereafter	730

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

During the three months ended September 30, 2013, the Trust did not sell any shares under pursuant to the ATM Agreement.   During the nine-months ended September 30, 2013, the Trust sold 22,105 common shares through “at-the-market” offerings, receiving net cash proceeds after fees and expenses, of approximately $222,000.  In connection with the equity sold during the nine month period ended September 30, 2013, the Trust amortized approximately $3,000 of previously capitalized expenses related to its shelf registration statement and prospectus supplement.

5. Long-term Compensation

The Trust grants awards pursuant to its 2012 Equity Incentive Plan (the “Plan”), which was approved at the Trust’s 2012 annual shareholders’ meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to us and our subsidiaries, including outside directors.  Common stock may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan. As of September 30, 2013, 2,400 common shares remain authorized and available for issuance.

Summary of Activity

The following is a summary of Plan activity for the nine months ended September 30, 2013, with respect to the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	166,000	7.96
Plan Awards	-	-
Exercised	-	-
Forfeited	-	-
Balance as of September 30, 2013	166,000	7.96
Options Exercisable as of September 30, 2013	55,334	7.96

The following is a summary of Plan activity for the nine months ended September 30, 2013, with respect to the Company’s restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	30,000	$7.96
Plan Awards	1,600	10.40
Vested	10,800	8.14
Forfeited	-	-
Balance as of September 30, 2013	20,800	8.05

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

The Trust recorded approximately $56,000 and $114,000 of non-cash expense related to restricted stock and options previously granted under the Plan for the three and nine months ended September 30, 2013, respectively.   As of September 30, 2013 there was approximately $209,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to an approximate weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

6. Legal Proceedings

Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC's sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the "Litigants").  The case is pending in Federal Court in Pittsburgh, Pennsylvania ("Court").  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV effective in 1964.

P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks determinations from the Court declaring that (a) NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration, and (b) the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for the indebtedness owed to it from NSC.

According to records provided to P&WV by NSC, the indebtedness owed to P&WV is approximately $16,600,000 and $16,200,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts have been understated by NSC.  The indebtedness owed to P&WV is the cumulative amount of additional rent and other sums that NSC owes to P&WV but has elected under its interpretation of the lease to satisfy via indebtedness rather than cash. These sums include amounts received by NSC from its disposition of P&WV's assets.  The indebtedness has not been reported in P&WV’s balance sheets as prepared under GAAP due to the dispute as to when these amounts are due.  Similarly, the amounts of additional rent that P&WV disputes are due on a current basis and have historically been treated as indebtedness by NSC and have not been included in P&WV's income statement or balance sheet prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

As part of the litigation proceedings, Power REIT filed a motion prior to the initial conclusion of discovery requesting that it be dismissed from the litigation on the grounds that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the challenged allegations.  On this ground, the Court denied Power REIT's motion to dismiss. Power REIT believes there is no merit to the successor-in-interest allegation, and on September 13, 2013, following the initial conclusion of discovery, Power REIT filed a motion for summary judgment, that among other things, renewed its argument that it should be dismissed from the proceedings because there is no contractual privity between it and either of the Litigants. There can be no assurance that Power REIT will prevail on this motion.

During the three months ended June 30, 2013, P&WV filed a motion to supplement its counterclaims with additional counterclaims.  These proposed counterclaims were filed after new evidence emerged concerning significant and previously undisclosed dispositions of P&WV's property by NSC and its sub-lessee, WLE. In its motion, P&WV states that the additional amount owed to P&WV exceeds $8 million, not including potential interest and damages.  P&WV also sought to supplement its claim for, among other things, additional amounts due, including for the reimbursement of legal fees related to the litigation.   On August 29, 2013, the Court granted leave to P&WV to supplement its counterclaims as requested.   Thereafter, the Litigants filed a motion to amend their complaint to add additional claims for declaratory judgment against both P&WV and Power REIT, seeking additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the lease. The Litigants’ motion to amend is pending before the Court.

As of the date of this filing, fact and expert discovery have been completed with respect to the counterclaims that preceded P&WV’s recent supplement to its counterclaims.  Fact and expert discovery with respect to the recent supplemental counterclaims is expected to commence during the fourth quarter of 2013.

In connection with the litigation, P&WV incurred litigation expenses of approximately $220,000 and $701,000 during the three and nine months ended September 30, 2013, respectively, and $142,000 and $366,000 during the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, P&WV has incurred a total of approximately $1.4 million related to the litigation, of which approximately $930,000 has been paid and approximately $470,000 is payable to its law firms. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts. P&WV is seeking to collect its costs from NSC as part of the litigation, but there can be no assurance that P&WV will prevail on this point.  Accordingly, litigation expenses are accrued and expensed as incurred.

As of the third quarter of 2013, during the pendency of the litigation, NSC has continued to make the quarterly base rental payments it owes P&WV under the lease ($228,750 per quarter). There can be no assurance that NSC will continue to make its base rent payments.

7. Subsequent Events

On November 6, 2013, Power REIT filed a preliminary prospectus supplement to its shelf registration statement in anticipation of commencing the offer and sale from time to time of up to 150,000 shares of 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) with a liquidation preference of $25.00.  As of the date of this filing, the Trust does not have any Series A Preferred Stock outstanding.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Power REIT (“we,” "Registrant" or "Trust") is a Maryland domiciled real estate investment trust (REIT) that acquires and manages transportation,energy and other infrastructure real estate assets within the United States.  Within the transportation and energy infrastructure sectors, Power REIT is focused on new acquisitions of real estate that is or will be leased to renewable energy generation projects, such as utility-scale wind farms and solar farms, with low or minimal technology risk.

Power REIT is structured as a holding company and owns its assets through special purpose subsidiaries that hold real estate assets and generate lease revenue.  Power REIT was formed through a corporate reorganization of the Pittsburgh & West Virginia Railroad ("P&WV") effected on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of Power REIT. The Trust's business plan and infrastructure real estate-focused investment strategy builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Corporation ("NSC").

At September 30, 2013, Power REIT's assets consisted of railroad infrastructure and related real estate owned by P&WV and leased to NSC, and 150 acres of fee simple land that is owned by Power REIT’s wholly-owned subsidiaries, PW Salisbury Solar, LLC (“PWSS”) and PW Tulare Solar, LLC (“PWTS”) and leased to operating and in-construction solar farms.

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

During the fourth quarter of 2012, PWSS acquired approximately 54 acres of fee simple land located near Boston, Massachusetts and which is leased to an operational 5.7MW solar farm.   During the third quarter of 2013, PWTS acquired approximately 100 acres of fee simple land located near Fresno, California and which is leased to in-construction solar farms. PWTS’ leases provide for annual rent of $157,500, commencing with the operations dates of the solar projects, which are expected to occur during the first quarter of 2014.  The developer of the solar projects is paying interim monthly rent from  October 1, 2013 to the commercial operations date of the projects. At the lessee’s option, the PWTS leases can be extended at the end of the initial 25-year term at fair market rent, potentially taking the lease terms through 2048.

Power REIT continues to seek additional acquisitions of real estate leased or to be leased to renewable energy generation projects.

During the third quarter of 2013, P&WV’s revenues accounted for 91% of the consolidated revenues of Power REIT and PWSS’s revenue accounted for the remainder. PWTS did not contribute to revenue during the third quarter.  Power REIT expects PWTS to begin contributing to consolidated revenues during the fourth quarter of 2013, at which point it is expected that P&WV’s revenue contribution to Power REIT’s consolidated revenue shall decline to 79%.

Revenue during the third quarter of 2013 and third quarter of 2012 was approximately $251,000 and $229,000, respectively.  Net (loss) income for the three months ended September 30, 2013 and 2012 was approximately $(181,000) and 18,000, respectively.  The difference between our 2013 and 2012 third quarter results is principally attributable to the following: approximately $78,000 of increased litigation expenses related to the NSC litigation, which commenced at the end of 2011; increased revenue of approximately $22,000 due to the PWSS acquisition in December 2012, increased property tax and interest expense of approximately $40,000 due to the PWSS and PWTS acquisitions; acquisition expenses of approximately $49,000 related to the PWTS acquisition which were expensed and not capitalized pursuant to Accounting Standards Codification Topic 805 “Business Combinations” (“ASC-805”); and an increase in general and administrative expense of $55,000, which is attributable principally to an increase in non-cash expenses related to equity grants under our equity incentive plan and to our switch in audit firms during the third quarter from a regional firm to a national firm.  Our new audit firm bills us quarterly for progress payments towards our annual audit and we expect the progress payments should result in lower audit expenses during the first quarter of 2014 compared to historical first quarter audit expenses.

The Trust’s cash outlays, other than dividend payments (which were temporarily suspended during the second quarter of 2013 and which we expect to reinstate once litigation costs with NSC diminish), are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, NYSE MKT listing fees, shareholder service company fees and auditing costs, litigation expenses, interest expense and property taxes.  The Trust also expenses acquisition related closing costs in the quarter in which it closes an acquisition in accordance with ASC 805. The Trust also incurs non-cash expenses related to equity grants made under its 2012 Equity Incentive Plan.  The Trust expects that its P&WV subsidiary will continue to incur substantial litigation expenses during the remainder of 2013 related to the NSC litigation and further expects that its expenses and revenues will generally increase over time as it expands its business activities.  There can be no assurance that Power REIT will be successful in expanding its business.

During the first quarter of 2013, the Trust entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC (“MLV”) and filed a prospectus supplement to its shelf registration statement on Form S-3, pursuant to which the Trust may offer and sell, from time to time, up to $5.4 million of its common shares.  Under the terms of the ATM Agreement, the Trust pays to MLV fees equal to 3% of the gross proceeds of any sales made under the prospectus supplement.  The Trust did not sell any shares during the third quarter or from October 1, 2013 through the filing date of this quarterly report.  During the nine months ending September 30, 2013, the Trust sold 22,105 shares and received cash proceeds of approximately $222,000, net of fees and expenses.

The Trust filed a preliminary prospectus supplement to its shelf registration statement on November 6, 2013, in anticipation of commencing the offer and sale from time to time of up to 150,000 shares of 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 (the “Series A Preferred Stock”).  As of the date of this filing, the Trust did not have any issued or outstanding Series A Preferred Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Trust is not required to provide the information called for by this Item.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Power REIT and its wholly-owned subsidiary, P&WV, are in litigation with NSC and NSC's sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the "Litigants").  The case is pending in Federal Court in Pittsburgh, Pennsylvania ("Court").  The Litigants initiated the litigation against Power REIT and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year lease that NSC had entered into with P&WV effective in 1964.

P&WV, as lessor, has asserted counterclaims seeking determinations that NSC is in default under the lease for, among other things, failing to reimburse certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC's books and records as called for under the terms of the lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks determinations from the Court declaring that (a) NSC's obligation to repay the indebtedness owed under the lease is not indefinite in duration, and (b) the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful in establishing that the lease is in default, it can terminate that lease and demand payment for the indebtedness owed to it from NSC.

According to records provided to P&WV by NSC, the indebtedness owed to P&WV is approximately $16,600,000 and $16,200,000 as of December 31, 2012 and December 31, 2011 respectively.  P&WV believes these amounts have been understated by NSC.  The indebtedness owed to P&WV is the cumulative amount of additional rent and other sums that NSC owes to P&WV but has elected under its interpretation of the lease to satisfy via indebtedness rather than cash. These sums include amounts received by NSC from its disposition of P&WV's assets.  The indebtedness has not been reported in P&WV’s balance sheets as prepared under GAAP due to the dispute as to when these amounts are due.  Similarly, the amounts of additional rent that P&WV disputes are due on a current basis and have historically been treated as indebtedness by NSC and have not been included in P&WV's income statement or balance sheet prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

As part of the litigation proceedings, Power REIT filed a motion prior to the initial conclusion of discovery requesting that it be dismissed from the litigation on the grounds that it is not in contractual privity with either of the Litigants.  The Litigants opposed Power REIT's motion to dismiss, alleging that Power REIT is a successor in interest to P&WV in regard to the lease.  Pursuant to applicable law, on a motion to dismiss, a court must accept as true all of the challenged allegations.  On this ground, the Court denied Power REIT's motion to dismiss. Power REIT believes there is no merit to the successor-in-interest allegation, and on September 13, 2013, following the initial conclusion of discovery, Power REIT filed a motion for summary judgment, that among other things, renewed its argument that it should be dismissed from the proceedings because there is no contractual privity between it and either of the Litigants. There can be no assurance that Power REIT will prevail on this motion.

During the three months ended June 30, 2013, P&WV filed a motion to supplement its counterclaims with additional counterclaims.  These proposed counterclaims were filed after new evidence emerged concerning significant and previously undisclosed dispositions of P&WV's property by NSC and its sub-lessee, WLE. In its motion, P&WV states that the additional amount owed to P&WV exceeds $8 million, not including potential interest and damages.  P&WV also sought to supplement its claim for, among other things, additional amounts due, including for the reimbursement of legal fees related to the litigation.   On August 29, 2013, the Court granted leave to P&WV to supplement its counterclaims as requested.   Thereafter, the Litigants filed a motion to amend their complaint to add additional claims for declaratory judgment against both P&WV and Power REIT, seeking additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the lease. The Litigants’ motion to amend is pending before the Court.

As of the date of this filing, fact and expert discovery have been completed with respect to the counterclaims that preceded P&WV’s recent supplement to its counterclaims.  Fact and expert discovery with respect to the recent supplemental counterclaims is expected to commence during the fourth quarter of 2013.

In connection with the litigation, P&WV incurred litigation expenses of approximately $220,000 and $701,000 during the three and nine months ended September 30, 2013, respectively, and $142,000 and $366,000 during the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, P&WV has incurred a total of approximately $1.4 million related to the litigation, of which approximately $930,000 has been paid and approximately $470,000 is payable to its law firms. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the lease as additional rent, but NSC has refused to pay such amounts. P&WV is seeking to collect its costs from NSC as part of the litigation, but there can be no assurance that P&WV will prevail on this point.  Accordingly, litigation expenses are accrued and expensed as incurred.

As of the third quarter of 2013, during the pendency of the litigation, NSC has continued to make the quarterly base rental payments it owes P&WV under the lease ($228,750 per quarter). There can be no assurance that NSC will continue to make its base rent payments.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit Number	Description

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Section 302 Certification of David H. Lesser

Exhibit 31.2	Section 302 Certification of Arun Mittal

Exhibit 32.1	Section 906 Certification of David H. Lesser and Arun Mittal

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2013: (i) Consolidated Income Statement, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows and (iv) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

Date: November 14, 2013	By:	/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Arun Mittal
Arun Mittal
Executive Vice President,
Secretary & Treasurer