Form 10-K
period 2013-12-31
Power REIT
filed 2014-04-01
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-54560

POWER REIT
(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY 11804
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  (212) 750-0373

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, $0.001 par value	NYSE MKT
7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	NYSE MKT

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
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
Yes  ☑                          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  ☑             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                 Accelerated filer
Non-accelerated filer                                                                Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐             No  ☑

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2013, the Registrant’s most recently completed second fiscal quarter, was approximately $12,706,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 28, 2013.  For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 24, 2014, there were 1,676,955 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2013.

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

PART I

Item 1.  Business.

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms, that have low or minimal technology risk.

As of December 31, 2013, the Company’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company; approximately 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts; and approximately 100 acres of fee simple land leased to a number of California solar farms with an aggregate generating capacity of approximately 20MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Power REIT is structured as a holding company and owns its assets through three wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets and generate lease revenue. The Company’s railroad infrastructure and related real estate assets are held by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), its Massachusetts solar farm-related real estate is owned by subsidiary PW Salisbury Solar, LLC (“PWSS”) and its California solar farm-related real estate is owned by subsidiary PW Tulare Solar, LLC (“PWTS”).

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, we believe NSC is responsible for additional rent, which is currently the subject of litigation.  See Item 3, Legal Proceedings.

PWSS is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2013. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PWTS is a California limited liability company that owns approximately 100 acres of land leased to a number of solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California.  PWTS’s interest was structured to provide it with initial monthly rent payments from the seller of the land, until the solar farm tenants achieved commercial operations.  As of the date of filing of this document, all the solar farm tenants have achieved commercial operations.  Consequently, the solar farm tenants are currently obligated to pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25- year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  PWTS received $39,400 in rent during the fiscal year ended December 31, 2013.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV’s assets representing approximately 88% of the Company’s consolidated revenues for the year ended December 31, 2013.

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees.  He also serves as our Chief Executive Officer, Secretary and Treasurer.  Currently, Power REIT has no other employees.  A third-party shareholder services company provides transfer agent services.  In recent years, certain business development, accounting and other general administrative services were provided through a consulting agreement with Caravan Partners, LLC, an affiliate of Mr. Arun Mittal, and Mr. Mittal also served as our Vice President, Secretary and Treasurer.  As previously announced, Mr. Mittal no longer works with the Company. As Power REIT’s business grows, the Company will from time to time evaluate its staffing and third party service provision needs and adjust its staffing and third party service arrangements as necessary.

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.

Power REIT has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual taxable income is distributed to its shareholders, and if certain other requirements are met. In order for Power REIT to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders.

On January 21, 2014, Power REIT announced that it had executed a term sheet with a large developer of renewable energy projects, pursuant to which Power REIT would acquire the real property on which a substantial solar power generation project is under development. If the project goes forward, Power REIT’s investment is anticipated to be approximately $9.5 million.

On March 18, 2014, Power REIT announced that it had closed on the sale to investors of approximately $2.5 million of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”). Power REIT has been offering up to 175,000 shares of the Series A Preferred Stock on a continuous basis pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus. The offering of Series A Preferred Stock is continuing.  The Series A Preferred Stock is the first issuance by Power REIT of equity securities other than its common shares.  The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares.

Item 1A.  Risk Factors.

An investment in Power REIT’s securities involves significant risks. Anyone who is making an investment decision regarding Power REIT’s securities should, before making that decision, carefully consider the following risk factors, together with all of the other information included in, or incorporated by reference into, this document.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, operations and future performance.  If any of the circumstances contemplated in the following risk factors were to occur, Power REIT’s business, financial condition, results of operations and prospects could all be materially adversely affected. In any such case, you could lose all or part of your investment.

Risks Related to our Operations

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

Power REIT is pursuing a growth strategy focused on infrastructure properties that qualify as real estate for REIT purposes. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. General and administrative expenses, including expenses related to tax, legal and audit have been high and are expected to continue to be high, due to the complex organization of Power REIT, expenses related to growth and our litigation matter more fully discussed below in this Risk Factors section and in Item 3, Legal Proceedings. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay dividends.

Even if we are able to execute our business strategy, that strategy may not be successful.

Even if the Company is able to expand its business as it intends, its investments may not be successful due to a variety of factors, including but not limited to asset under-performance, higher than forecast expenses, failure or delinquency on the part of the Company’s lessees, changes in market conditions or other factors, any of which may result in lower returns than expected and may adversely affect the Company’s financial condition, results of operations and ability to pay dividends.

We operate in a highly competitive market for investment opportunities and we may be unable to identify and complete acquisitions of real property assets.

We compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make the types of investments that we plan to make in the U.S. infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are currently not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than us. Furthermore, many of our competitors are not subject to the restrictions that our REIT status imposes on us. These competitive conditions could adversely affect our ability to make investments in the infrastructure sector and could adversely affect our distributions to stockholders. Moreover, our ability to close transactions will be subject to our ability to access financing within stipulated contractual time frames, and there is no assurance that we will have access to such financing on terms that are favorable to us, if at all.

Because we expect to distribute substantially all of our taxable income to our stockholders or lenders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

Because we plan to distribute substantially all of our taxable income to our shareholders or lenders, our business will from time to time require substantial amounts of new capital if we are to achieve our growth plans.  We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock, which we have recently begun issuing) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

To the extent we issue debt securities, other instruments of indebtedness or additional preferred stock, or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges, economic and otherwise, more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for common shareholders.

Any inability to access additional financing on terms that are favorable to us may adversely affect our ability to grow and our business generally.

The Company’s investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few number of investments, industries and lessees.

As of December 31, 2013, the Company had three investments, consisting of its ownership of its three wholly-owned subsidiaries: P&WV, PWSS and PWTS.  Payments from NSC to P&WV under the Railroad Lease represented approximately 88% and 100% of Power REIT’s consolidated revenues in 2013 and 2012, respectively.  As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

The Company is exposed to risks inherent in this sort of investment concentration.  Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose the Company to a greater risk of loss than would be the case if the Company were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect the Company’s financial condition and results from operations. The Company’s lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in the Company’s cash flows. Furthermore, the Company intends to concentrate its investment activities in the infrastructure sector, including energy and transportation, which will subject the Company to more risks than if the Company were diversified across many sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

In addition, as more fully discussed below in this Risk Factors section and in Item 3, Legal Proceedings, P&WV and Power REIT are currently in litigation with P&WV’s lessee, NSC, and NSC’s sub-lessee.  The future outcome of this litigation is uncertain.  An unfavorable outcome could adversely affect the Company’s business.

The Registrant and P&WV are in litigation with NSC, the lessee of P&WV’s assets, and with NSC’s sub-lessee.  The litigation involves various risks.

As previously disclosed in our public filings with the SEC, the Registrant and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”).  The case is pending in Federal trial court in Pittsburgh (the “Court”).  The Litigants initiated the litigation against the Registrant and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the 99-year Railroad Lease that NSC had entered into with P&WV in the 1960s.  P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (i) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (ii) that the indebtedness owed to P&WV is due on demand with interest.  See “Legal Proceedings” under Item 3 for a further discussion of the litigation.

The litigation involves various risks. The Registrant or P&WV might not prevail on issues or claims that they believe they should win.  In addition, in connection with the litigation, P&WV incurred expenses of approximately $885,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease, but NSC has refused to pay such amounts. As of December 31, 2013, P&WV had incurred a total of approximately $1,600,000 of expenses related to the litigation, of which approximately $1,326,000 had been paid and approximately $274,000 was payable.  There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC.

Furthermore, the litigation constitutes a dispute with the Power REIT group’s highest-paying lessee. As of the fourth quarter of 2013, NSC has continued to make its quarterly base rental payments ($228,750 per quarter), despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

Moreover, the Litigants have alleged that the Registrant is a successor in interest in respect of the Railroad Lease.  If that allegation were to be decided against us in a fact-finding stage of the litigation, it could lead to liability, expenses or other adverse effects, including to the extent the Registrant has issued stock or engaged in certain other financing activities without the prior written consent of the lessee. This is because, under the terms of the Railroad Lease, the “lessor” may not (subject to certain exceptions) borrow money, issue debt or stock or engage in certain other financing without the prior written consent of the lessee (which, pursuant to the Railroad Lease, may not be unreasonably withheld).  We believe that the Registrant is not the “lessor” under the Railroad Lease and is not constrained by any of the Railroad Lease restrictions.  Nevertheless, there can be no assurance that the Registrant and P&WV will prevail in any determination on the merits of the Litigants’ allegation.

In addition to the foregoing risks, the perception of the litigation in the market or to Power REIT’s prospective business or finance counterparties, whether or not accurate, could make it harder for us to source investment opportunities or obtain debt or equity financing on terms that would otherwise be available, which in turn could constrain Power REIT’s ability to expand its asset base, diversify its investments and grow and improve its business.

We believe we have sufficient liquidity and access to financing to fund the litigation discussed above and our other operations and expansion plans. However, if this were not to be the case, our business could be disrupted.  We temporarily suspended dividend payments starting with the second quarter of 2013, until the ongoing costs of the litigation diminish.  In order to fund the litigation, we could be required to continue this suspension for a substantial amount of time, or reduce other cash outflows, or forego investment opportunities.  Any such development could adversely affect our business and our share prices.

We may incur additional indebtedness, which may adversely affect our financial condition and limit our ability to pay dividends.

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2013, we and our subsidiaries had approximately $2.9 million of indebtedness and other liabilities, a substantial portion of which is secured.  We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

We cannot assure you that we will be able to pay dividends regularly.

Our ability to pay dividends is dependent on our available cash, our ability to operate profitably and our ability to generate sufficient cash from our operations and distribute them up from our subsidiaries. We cannot guarantee that we will be able to pay dividends on a regular basis.

If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease.

We may not be able to achieve operating results that will allow us to pay dividends at a specific level or to increase the amount of these dividends from time to time. Also, restrictions and provisions in any credit facilities we enter into or any debt securities we issue may limit our ability to pay dividends. We cannot assure you that you will receive dividends at a particular time, or at a particular level, or at all.

The issuance of securities with claims that are senior to those of the common shares of the Company, including the Company’s Series A Preferred Stock, may limit or prevent the Company from paying dividends on its common shares.  There is no limitation on the Company’s ability to issue  securities senior to the Company’s common shares or incur indebtedness.

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. The Company has incurred debt in connection with its Massachusetts and California real estate acquisitions, and has as of the date of filing this document issued approximately $2.5 million of its Series A Preferred Stock.  This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure.  The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

In the case of indebtedness, specified amounts of principal and interest are customarily payable on specified due dates.  In the case of preferred securities, such as the Company’s Series A Preferred Stock, holders are provided with a senior claim to distributions, according to the specific terms of the securities.  In contrast, however, in the case of common shares, dividends are payable only when, as and if declared by the Company’s Board of Trustees and depend on, among other things, the Company’s results of operations, financial condition, debt service requirements, obligations to pay distributions to holders of preferred securities, such as the Series A Preferred Stock, other cash needs and any other factors that the Board of Trustees may deem relevant or that they are required to consider as a matter of law.  The incurrence by the Company of additional debt, and the issuance by the Company of additional preferred securities, may limit or eliminate the amounts available to the Company to pay dividends on its common shares.

Our ability to pay dividends is limited by the Maryland law.

Our ability to pay dividends is limited by the laws of Maryland. Under applicable Maryland law, a Maryland real estate investment trust generally may not make a distribution if, after giving effect to the distribution, the entity would not be able to pay its debts as those debts come due in the usual course of business, or the entity’s total assets would be less than the sum of its total liabilities plus (unless the entity’s charter provides otherwise) the amount that would be needed if the entity were dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not be able to make a distribution on our common shares or Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they come due in the usual course of business or (in the case of our common shares) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of the Series A Preferred Stock, or (in the case of our Series A Preferred Stock), our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any outstanding securities with rights or preferences senior to those of the Series A Preferred Stock.

The ability of the Registrant to service its obligations and pay dividends depends on the ability of its wholly-owned subsidiaries to make distributions to it.

Because the Registrant holds its assets through its wholly-owned subsidiaries, its ability to service its debt and other obligations, and to pay dividends on its preferred and common shares, is dependent upon the earnings of those subsidiaries and their ability to make distributions to the Registrant.  To the extent any of the Registrant’s subsidiaries are ever unable, through operation of law or otherwise, to make distributions to the Registrant, and as a result the Registrant is unable to service its debt or other obligations or pay dividends, our business and the prices of our securities may be adversely affected.  In addition, in such circumstances, the Registrant may be forced to issue additional equity or debt, at unfavorable terms, in order to have the cash on hand with which to maintain its compliance with Internal Revenue Service rules that require the Registrant to distribute 90% of its taxable income to its shareholders or lose its REIT status.  Or, if such equity or debt funding is unavailable, the Registrant may lose its REIT status.

We are dependent upon Mr. David H. Lesser for our success.  On occasion, his interests may conflict with ours.

We are dependent on the diligence, expertise and business relationships of our management team to implement our strategy of acquiring and benefitting from the ownership of infrastructure-related real property assets.  This is particularly true at the current time, when we have only a single individual, David Lesser, comprising our management team.  Were Mr. Lesser unable to function on behalf of the Company, including in his roles as CEO and Chairman, the Company’s business and prospects would be adversely affected.  Moreover, Mr. Lesser has other business interests to which he dedicates a portion of his time that are unrelated to Power REIT.  Although Mr. Lesser is one of our major shareholders, on occasion, those other interests of his may conflict with his interests in Power REIT, and such conflicts may be unfavorable to us.

In addition, on occasion, Mr. Lesser may have financial interests that conflict, or appear to conflict, with the Company’s interests. For example, an affiliate of Mr. Lesser’s has provided bridge funding for two of the Company’s acquisitions.  Although a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with the Company’s interests.

On occasion, our management team may own interests in our lessees or other counterparties. Although our Declaration of Trust, as amended, restated and supplemented (and which we occasionally refer to herein as our “charter”) permits this type of business relationship and a majority of our disinterested trustees must approve any such transaction, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and the relevant member or members of our management team on the other hand, and these conflicts may be unfavorable to us.

Most of our renewable energy lessees will likely be structured as special purpose vehicles, and therefore their ability to pay us is expected to be dependent solely on the revenues of a specific project, without additional credit support.

Most of our lessees will likely be structured as special purpose vehicles (“SPVs”), whose only source of cash flow will be from the operations of a single energy facility. If the energy facility fails to perform as projected, the SPV lessee might not have sufficient cash flow to make lease or interest payments to us. While we would expect the lenders or other parties connected to such SPVs to step in and continue to make payments to us, there can be no assurance that such parties would do so, rather than, for example, liquidating the facility. Further, if the facility materially underperforms or if energy supply contracts are cancelled, there may be little value in such SPV lessees, and our investments in real estate relating to their facilities may become impaired.

Some losses related to our real property assets may not be covered by insurance or indemnified by our lessees, and so could adversely affect us.

Our new leases will generally require our lessees to carry insurance on our properties against risks customarily insured against by other companies engaged in similar businesses in the same geographic region, and to indemnify us against certain losses. However, there are some types of losses, including catastrophic acts of nature, acts of war or riots, for which we or our lessees cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose the revenues generated by the affected property and the capital we have invested in the property, assuming our lessee fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. Nevertheless, in such a circumstance we might still remain obligated to repay any secured indebtedness or other obligations related to the property. Any of the foregoing could adversely affect our financial condition or results of operations.

Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.

We and our lessees are subject to a wide range of legislative, regulatory, accounting and tax rules. The costs and efforts of compliance with these laws, or of defending against actions brought to enforce them, could adversely affect us, either directly if we are subject to such laws or actions, or indirectly if our lessees are subject to them.

In addition, if there are changes to the laws, regulations or administrative decisions and actions that affect us, we may have to incur significant expenses in order to comply, or we may have to restrict or change our operations. For example, changes to the accounting treatment of leases by both lessors and lessees under accounting principles generally accepted in the United States (“GAAP”) could change the presentation of information in our financial statements and as a result affect the perception of our business and our growth plans. Changes to Internal Revenue Service interpretations of “real assets” or changes to the REIT portion of the Internal Revenue Code could affect our plans, operations, financial condition and share price.

We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect our ability to sell, rent or pledge an affected property as collateral for future borrowings. We intend to take commercially reasonable steps when we can to protect ourselves from the risks of environmental law liability; however, we will not obtain independent third-party environmental assessments for every property we acquire. In addition, any such assessments that we do obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to us. In addition, there are various local, state and federal fire, health, safety and similar regulations with which we or our lessees may be required to comply, and that may subject us or them to liability in the form of fines or damages. In all events, our lessees’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties or activities of unrelated third parties could all affect our properties in ways that lead to costs being imposed on us.

Any material expenditures, fines, damages or forced changes to our business or strategy resulting from any of the above could adversely affect our financial condition and results of operations.

Changes in interest rates may negatively affect the value of our assets, our access to debt financing and the trading price of our securities.

The value of our investments in certain assets may decline if long-term interest rates increase. If interest rates were to rise from their current historically low levels, it may affect the perceived or actual values of our assets and dividends, and consequently the prices of our securities may decline.

Furthermore, to the extent the Company has borrowed funds, a rise in interest rates may result in re-financing risk when those borrowings become due, and the Company may be required to pay higher interest rates or issue additional equity to refinance its borrowings, which could adversely affect the Company’s financial condition and results of operations.

Our quarterly results may fluctuate.

We could experience fluctuations in our quarterly operating results due to a number of factors, including variations in the returns on our current and future investments, the interest rates payable on our debt, the level of our expenses, the degree to which we encounter competition in our markets and other business, market and general economic conditions. Consequently, our results of operations for any current or historical period should not be relied upon as being indicative of performance in any future period.

We may not be able to sell our real property assets when we desire. In particular, in order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.

Investments in real property are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real property assets when we desire or at prices acceptable to us. This could substantially reduce the funds available for satisfying our obligations, including any debt or preferred share obligations, and for distributions to our common shareholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders. To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. In addition to applicable federal taxation, we may be subject to state taxation.

From time to time, we may have taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we did not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid income and excise taxes in a particular year. Any of these outcomes could increase our operating costs and diminish our available cash flows or ability to grow.

We may fail to remain qualified as a REIT, which would reduce the cash available for distribution to our shareholders and may have other adverse consequences.

Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations and court decisions might all change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we were to fail to maintain our qualification as a REIT, we would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions. Failure to qualify as a REIT could result in additional expenses or additional adverse consequences, which may include the forced liquidation of some or all of our investments.

Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to lose our REIT status, which could have a material adverse effect on our business, prospects, financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy and pay dividends.

If an investment that was initially believed to be a real property asset is later deemed not to have been a real property asset at the time of investment, we could lose our status as a REIT or be precluded from investing according to our current business plan.

Power REIT must meet income and asset tests to qualify as a REIT. If an investment that was originally believed to be a real asset is later deemed not to have been a real asset at the time of investment, our status as a REIT could be jeopardized or we could be precluded from investing according to our current business plan, either of which would have a material adverse effect on our business, financial condition and results of operations. Further, we may not seek a private letter ruling from the Internal Revenue Service with respect to some or all of our infrastructure investments.  The lack of such private letter rulings may increase the risk that an investment believed to be a real asset could later be deemed not to be a real asset. In the event that an investment is deemed to not be a real asset, we may be required to dispose of such investment, which could have a material adverse effect on us, because even if we were successful in finding a buyer, we might have difficulty finding a buyer on favorable terms or in a sufficient time frame.

If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on the price of our securities.

A company such as ours would be considered an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), if, among other things, it owned investment securities (including minority ownership interests in subsidiaries or other entities) that have an aggregate value exceeding 40% of the value of its total assets on an unconsolidated basis, or it failed to qualify under the exemption from investment company status available to companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

We do not believe that we are, or are likely to become, an investment company under the 1940 Act. Nevertheless, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our operations and the price of our common shares.

Net leases may not result in fair market lease rates over time.

We expect a portion of our future income to come from net leases, whereby the lessee is responsible for all the costs, insurance and taxes of a property, including maintenance. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under our net leases will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not enter into net leases. When appropriate, we will seek to include a clause in each lease that provides increases in rent over the term of the lease, but there can be no assurance that we will be successful in securing such a clause. Some of our investments may include “percentage of gross revenue” lease payments, which may result in positive or negative outcomes depending on the performance of the acquired asset.

If a sale-leaseback transaction is recharacterized in a lessee’s bankruptcy proceeding, our financial condition could be adversely affected.

In certain cases, we intend to enter into sale-leaseback transactions, whereby we would purchase a property and then simultaneously lease the same property back to the seller. In the event of the bankruptcy of a lessee company, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease, with the claim arguably secured by the property, and the lessee company/debtor might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If new terms were confirmed by the bankruptcy court, we could be bound by them, and prevented from foreclosing on the property. If the sale-leaseback were recharacterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property. Either of these outcomes could adversely affect our financial condition and results of operations.

Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts and have an adverse impact on the price of our common shares.

The Maryland General Corporation Law and our Declaration of Trust and Bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of Power REIT. The business combination provisions of Maryland law (if our Board of Trustees decides to make them applicable to us), the control share acquisition provisions of Maryland law (if the applicable provisions in our Bylaws are rescinded), the limitations on removal of Trustees, the restrictions on the acquisition of our common shares, the power to issue additional shares and the advance notice provisions of our Bylaws could have the effect of delaying, deterring or preventing a transaction or a change in control that might involve a premium price for holders of the common shares or might otherwise be in their best interests.

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of all classes. In addition, our Board of Trustees may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Trustees may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common shares and may discourage third party bids for ownership of our Company. These provisions may prevent any premiums being offered to holders of common shares.

Risks Related to Our Investment Strategy

Our focus on the energy and transportation infrastructure sectors will subject us to more risks than if we were broadly diversified to include other asset classes.

Because we specifically focus on infrastructure assets, investments in our securities may present more risks than if we were broadly diversified over numerous sectors of the economy. For example, a downturn in the U.S. energy or transportation infrastructure sectors would have a larger impact on us than on a company that does not concentrate in one sector of the economy. Factors that may adversely affect our investments include, but are not limited to, changes in supply and demand for infrastructure consumption, prices of national and global commodities, government regulation, world and regional events and general economic conditions.

Renewable energy resources are complex, and our investments in them rely on long-term projections of resource and equipment availability and capital and operating costs; if our or our lessees’ projections are incorrect, we may suffer losses.

Although the projection of renewable energy resource availability has been analyzed for decades across different geographies, technologies and topologies, long-term projections of renewable resource availability at a particular site, the availability of generating equipment and the operating costs of harvesting such renewable energy are subject to various uncertainties and in many cases must rely on estimates at best. If any such projections are materially incorrect, our lessees could suffer financial losses, which could adversely affect our investments. In addition, investments based on a percentage of gross revenue could under-perform our investment projections, leading to adverse effects on our financial condition and results of operations.

Infrastructure assets may be subject to the risk of fluctuations in commodity prices and in the supply of and demand for infrastructure consumption.

The operations and financial performance of companies in the infrastructure sector may be directly or indirectly affected by commodity prices and fluctuations in infrastructure supply and demand. Commodity prices and infrastructure demand fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand or supply, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Fluctuations in commodity prices may increase costs for consumers of energy-related infrastructure assets and therefore reduce demand for such infrastructure. Further, extreme price fluctuation upwards or downwards could lead to the development of alternatives to existing energy-related infrastructure and could impair the value of our investments.

Volatility in commodity prices or in the supply of and demand for infrastructure assets may make it more difficult for companies in the infrastructure sector to raise capital to the extent the market perceives that their performance may be tied directly or indirectly to commodity prices. Historically, commodity prices have been cyclical and have exhibited significant volatility. Should infrastructure companies experience variations in supply and demand, the resulting decline in operating or financial performance could adversely affect the value or quality of our assets.

Infrastructure investments are subject to obsolescence risks.

Infrastructure assets are subject to obsolescence risks that could occur as a result of changing supply and demand, new types of construction, changing demographics, changing weather patterns and new technologies. In any such event, there might be few alternative uses for our investments, and our investments might drop in value.

Renewable energy investments may be adversely affected by variations in weather patterns.

Renewable energy investments may be adversely affected by variations in weather patterns, including shifting wind or solar resources and including variations brought about by climate changes, which would cause earnings volatility for our lessees or borrowers and which could affect their ability to make lease or other contractual payments to us. Lease payments that are structured as a percentage of gross revenue typically fluctuate from period to period. Although we believe these fluctuations tend to average out over time, to the extent that our projections are incorrect because weather patterns change significantly, our financial condition and results of operations could be adversely affected.

If the development of renewable energy projects slows, we may have a harder time sourcing investments.

Renewable energy projects are dependent on a variety of factors, including government Renewable Portfolio Standards (RPS), equipment costs and federal and state incentives. Changes in some or all of these factors could result in reduced construction of renewable projects and may make it harder for us to source investments that are attractive to us, and this could have an adverse affect on our business. Volatility in project development and construction may result in uneven growth and may make it hard to predict with certainty our growth trends or patterns, which could make our securities less appealing to investors.

Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.

Although most wind, solar and other renewable energy projects use technologies that are well understood by the market, many technologies are undergoing rapid changes and improvements and many have not been tested in operating environments for the expected durations of our investments. Some manufacturers are new or relatively new and may not have the financial ability to support their extended warranties. As a result, if the future performance of equipment that is a basis for a lessee’s revenues is lower than projected, such a lessee may have difficulty making its lease payments to us and our business could suffer.

Risks Related to Our Securities

There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of all classes. If a person were found to own more than this amount, whether as a result of intentionally purchasing our securities, developments outside such person’s control or otherwise – for example, as a result of changes in the Company’s capital structure, the inheritance of securities, or otherwise – then, among other things, the transfers leading to the violation of the 9.9% limit would be void and the Board of Trustees would be authorized to take such actions as it deemed advisable to insure the undoing of the transfers.

Factors could lead to the Company losing one or both of its NYSE MKT listings.

The Company could lose its common shares listing or its Series A Preferred Stock listing, both on the NYSE MKT, depending on a number of factors, including a failure by us to continue to qualify as a REIT, a failure to meet the NYSE MKT ongoing listing requirements, including those relating to the number of shareholders, the price of the Company’s securities and the amount and composition of the Company’s assets, changes in NYSE MKT ongoing listing requirements and other factors.

Low trading volumes in the Company’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.

Power REIT’s common shares are traded on the NYSE MKT under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2013, the average daily trading volume for the Company’s common shares was approximately 4,350 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE MKT under the ticker “PW PRA”.  The Series A Preferred Stock has only been listed since March 18, 2014, it has not yet achieved significant trading volumes and even if an active and liquid trading market for the Series A Preferred Stock develops, it may not be sustained. Nevertheless, because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

The price of the Company’s securities may fluctuate significantly and this may make it difficult for holders to sell the Company’s securities when desired or at prices that are attractive.

The market value of the Company’s securities will likely fluctuate in response to a number of factors, including factors that are beyond the Company’s control. The market value of the Company’s securities may also be affected by conditions affecting the financial markets generally, including the volatility of trading markets. These conditions may result in fluctuations in the market prices of stocks generally and, in turn, the Company’s securities, as well as sales of substantial amounts of the Company’s securities in the market, in each case to a degree that could be unrelated or disproportionate to any changes in the Company’s operating performance. Such market fluctuations could adversely affect the market value of the Company’s securities. A significant decline in the price or prices of Company securities could result in substantial losses for security holders and could lead to costly and disruptive securities litigation.

Our ability to issue preferred stock in the future could adversely affect the rights of existing holders of our equity securities.

Our charter permits our Board of Trustees to increase the number of authorized shares of our capital stock without the approval of holders of our common shares or Series A Preferred Stock. In addition, our charter permits our Board of Trustees to reclassify any or all of our unissued authorized shares as shares of preferred stock in one or more new series on terms determinable by our Board of Trustees, without the approval of holders of our common shares or Series A Preferred Stock.  Future reclassifications or issuances by us of preferred stock, whether Series A Preferred Stock or some new series of preferred stock, could effectively diminish our ability to pay dividends or other distributions to existing equity security holders, including distributions upon our liquidation, dissolution or winding up.

The issuance of additional equity securities may dilute existing equity holders.

The issuance of additional equity securities may result in the dilution of existing equity securities holders. Although the Company expects to deploy additional equity capital principally for the purpose of making accretive transactions, and in such cases may not dilute the economic value of equity securities held by existing holders, such additional issuances may dilute existing equity securities holders’ percentage ownership of the Company, and the percentage of voting power they hold, depending on the terms of the newly issued equity securities.

Our preferred stock is subject to interest rate risk.

Distributions payable on our Series A Preferred Stock are subject to interest rate risk. Because dividends on our Series A Preferred Stock are fixed, our costs may increase upon maturity or redemption of the securities. This might require us to sell investments at a time when we would otherwise not do so, which could affect adversely our ability to generate cash flow. To the extent that our Series A Preferred Stock may have call or conversion provisions that are in our favor at a given time, such provisions may be detrimental to the returns experienced by the holders of the securities.

Inflation may negatively affect the value of our preferred stock and the dividends we pay.

Inflation is the reduction in the purchasing power of money, resulting from an increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real”, value of an investment will be worth less in the future. If and when the economy experiences material rates of inflation, the real value of our Series A Preferred Stock and the dividends payable to holders will decline.

Our Series A Preferred Stock has not been rated and is junior to our existing and future debt, and the interests of holders of Series A Preferred Stock could be diluted by the issuance of additional parity-preferred securities and by other transactions.

Our Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization, which may negatively affect its market value and a holder’s ability to sell it. It is possible that one or more rating agencies might independently determine to issue such a rating and that such a rating, if issued, could adversely affect the market price of our Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of our Series A Preferred Stock, which could adversely affect its market price. Ratings reflect only the views of the rating agency or agencies issuing the ratings, and they could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of our Series A Preferred Stock.

The payment of amounts due on the Series A Preferred Stock will be junior in payment preference to all of our existing and future debt and any securities we may issue in the future that have rights or preferences senior to those of the Series A Preferred Stock. We may issue additional shares of Series A Preferred Stock or additional shares of preferred stock in the future which are on a parity with (or, upon the affirmative vote or consent of the holders of two-thirds of the outstanding shares of Series A Preferred Stock, senior to) the Series A Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up.   Additional issuance of preferred securities or other transactions could reduce the pro-rata assets available for distribution upon liquidation and you may not receive your full liquidation preference if there are not sufficient assets.  In addition, issuance of additional preferred securities or other transactions could dilute your voting rights with respect to certain matters that require votes or the consent of holders of our Series A Preferred Stock.

Holders of Series A Preferred Stock have limited voting rights.

The voting rights of a holder of Series A Preferred Stock are limited. Our common stock is the only class of our securities carrying full voting rights. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to our charter (whether by merger, consolidation or otherwise) that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of classes or series of equity securities that are senior to the Series A Preferred Stock and, if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of additional trustees. Holders would not, however, have any voting rights if we amend, alter or repeal the provisions of our charter or the terms of the Series A Preferred Stock in connection with a merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise, so long as the Series A Preferred Stock remains outstanding and its terms remain materially unchanged or holders receive stock of the successor entity with substantially identical rights, taking into account that, upon the occurrence of an event described in this sentence, we may not be the surviving entity. Furthermore, if holders receive the greater of the full trading price of the Series A Preferred Stock on the last date prior to the first public announcement of an event described in the preceding sentence, or the $25.00 liquidation preference per share of Series A Preferred Stock plus accrued and unpaid dividends (whether or not declared) to, but not including, the date of such event, pursuant to the occurrence of any of the events described in the preceding sentence, then holders will not have any voting rights with respect to the events described in the preceding sentence.

The change of control conversion and delisting conversion features of our Series A Preferred Stock may not adequately compensate a holder of such securities upon a Change of Control or Delisting Event (as such terms as defined in regard to our Series A Preferred Stock), and the change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our company or may discourage a party from taking over our company.

Upon a Change of Control or Delisting Event, holders of our Series A Preferred Stock will have the right (subject to our special optional redemption rights) to convert all or part of their Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). If our common stock price were less than $5.00 (which is approximately 61% of the per-share closing sale price of our common stock on March 24, 2014), subject to adjustment, holders will receive a maximum of 5 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, the foregoing features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then current market prices of those securities, or that holders may otherwise believe is in their best interests.

We may issue additional Series A Preferred Stock at a discount to liquidation value or at a discount to the issuance value of shares of Series A Preferred Stock already issued.

We may offer additional Series A Preferred Stock at prices or yields that represent a discount to liquidation value, or that represent a discount to the price paid for or the yield applicable to shares of Series A Preferred Stock previously issued and sold.  Such sales could adversely affect the market price of the Series A Preferred Stock.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Registrant’s property consists of its three wholly-owned subsidiaries:

1.
Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust.  P&WV leases the entirety of its railroad property to NSC pursuant to the Railroad Lease.  The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property.  The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC.  The more significant provisions of the Railroad Lease include:

●
Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods.  In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease.  The payment and amount of additional rent due is in dispute.  See Item 3, Legal Proceedings.

●
Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable.  Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of.  Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●
Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount.  P&WV believes that the indebtedness amount is understated.  This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash.  Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC.  The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV.  The payment and amount of these items is in dispute.  Due to ongoing litigation, for financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations.  Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease.

2.
PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2013.  At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.
PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to a number of operational solar farms.  Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

The Company’s revenue is highly concentrated.  Payments from NSC to P&WV under the Railroad Lease represented approximately 88% and 100% of Power REIT’s consolidated revenues in 2013 and 2012, respectively.  NSC is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 14, 2014, had approximately $11.3 billion of stockholders’ equity as of December 31, 2013, and earned approximately $1.9 billion of net income during its fiscal year ended December 31, 2013.

On January 21, 2014, Power REIT announced that it had executed a term sheet with a large developer of renewable energy projects, pursuant to which Power REIT would acquire the real property on which a substantial solar power generation project is under development. If the project goes forward, Power REIT’s investment is anticipated to be approximately $9.5 million.

Item 3.  Legal Proceedings.

As previously disclosed in our public filings with the SEC, the Registrant and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”).  The case is pending in Federal trial court in Pittsburgh (the “Court”).  The Litigants initiated the litigation against the Registrant and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful with its counterclaims, it can terminate the Railroad Lease and demand from NSC payment of the indebtedness.

The indebtedness is the cumulative result of amounts received by NSC from its dispositions of P&WV property, additional rental amounts due and other sums that NSC owes to P&WV but which NSC has elected, under its interpretation of the Railroad Lease, to pay by increasing its indebtedness to P&WV rather than by providing P&WV with cash. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount.  P&WV believes that the indebtedness amount is understated.  The receivable has not been included in P&WV’s  consolidated balance sheets, because of the dispute as to when it is due. Similarly, certain additional rental amounts that NSC disputes are due on a current basis, and which have historically been treated as indebtedness, have not been included in P&WV’s consolidated balance sheets and consolidated statements of operations; however, these additional rent amounts have historically been recognized as taxable income on P&WV’s tax returns.

The Litigants have alleged that the Registrant is a successor in interest in respect of the Railroad Lease.  If that allegation were to be decided against us in a fact-finding stage of the litigation, it could lead to liability, expenses or other adverse effects, including to the extent the Registrant has issued stock or engaged in certain other financing activities without the prior written consent of the lessee. The Registrant believes that it is not a successor in interest in respect of the Railroad Lease and is not constrained by any of the Railroad Lease restrictions.

The parties have made certain supplements to their respective claims and counterclaims. In August 2013, P&WV filed a second supplement to its counterclaims following the Litigants’ disclosure of previously undisclosed dispositions of P&WV property.  P&WV believes that additional amounts are owed to it as a result of these dispositions and, accordingly, asserted new counterclaims, including claims of fraud and conversion. Based on the information available at the time P&WV supplemented its claims, P&WV has estimated that the additional amounts owed to it exceed $8 million, not including potential interest and damages.  P&WV also supplemented its counterclaim for additional rental amounts due in order to include the reimbursement of its legal expenses related to the litigation. In response to P&WV’s second supplement to its counterclaims, in January 2014 the Litigants amended their pleadings to add additional claims against both P&WV and the Registrant. The Litigants’ new claims seek additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the Railroad Lease.

On September 13, 2013, the Registrant filed a motion for summary judgment seeking dismissal of all of the claims against it. On January 15, 2014, the Court heard oral argument from the parties on the Registrant’s motion. A decision on the Registrant’s summary judgment motion is pending.

The fact and expert discovery phases of the litigation have been completed with respect to the parties’ original claims and counterclaims, and their initial rounds of supplements thereto. Fact discovery with respect to P&WV’s August 2013 second supplement to its counterclaims, and the Litigants’ January 2014 pleading amendments made in response, is expected to be completed by May 31, 2014, and expert discovery with respect thereto is expected to be completed by August 11, 2014.

In connection with the litigation, P&WV incurred expenses of approximately $885,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. As of December 31, 2013, P&WV had incurred a total of approximately $1,600,000 of expenses related to the litigation, of which approximately $1,326,000 had been paid and approximately $274,000 was payable.  There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the fourth quarter of 2013, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

See “Risk Factors” under Item 1A of this document for a discussion of risks related to the litigation.

Item 4.  Mine Safety Disclosures.

Not Applicable

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Registrant’s common shares of $0.001 par value are listed for trading on the NYSE MKT under the symbol “PW”.  As of March 14, 2014, there were approximately 490 registered holders of registrant’s common shares.

NYSE MKT prices and dividend information per common share:

	Quarters Ended, 2013
	March 31		June 30	Sept. 30	Dec. 31
Closing Price:
High	$11.20		$10.87	$8.91	$8.79
Low	9.93		8.08	7.78	8.09
Dividends Paid	0.10	*	0.00	0.00	0.00

	Quarters Ended, 2012
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$11.53	$10.11	$9.00	$10.35
Low	9.28	6.91	7.05	7.16
Dividends Paid	0.10	0.10	0.10	*

   * A dividend of $0.10 per common share was declared on January 3, 2013 and paid on January 25, 2013.

During the first quarter of 2014 through March 24, 2014, the NYSE MKT price per share of our common shares hit a high of $9.56  and a low of $8.37.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. The Company temporarily suspended its dividend payments starting with the second quarter of 2013.  It expects to reinstate dividend payments once the ongoing costs of the litigation with NSC diminish. See Item 3, Legal Proceedings.

The timing and frequency of our distributions are authorized and declared by our Board of Trustees based upon a number of factors, including:

●	our funds from operations;
●	our debt service requirements;
●	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;
●	requirements of Maryland law;
●	our overall financial condition; and
●	other factors deemed relevant by our Board of Trustees.

Any distributions that we make will be at the discretion of our Board of Trustees, and there can be no assurance that dividends will be paid in any particular period or at any particular level, or sustained in future periods based on past timing of payments and payments levels.

Item 6.   Selected Financial Data.

Not applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements by the use of words such as “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “would,” “should,” “project,” “plan,” “assume” or other similar words or expressions, or negatives of such words or expressions, although not all forward-looking statements can be identified in this way. All statements contained in this document regarding strategy, plans, future operations, projected financial condition or results of operations, prospects, the future of Power REIT’s industries and markets, outcomes that might be obtained by pursuing management’s plans and objectives, and similar subjects, are forward-looking statements. Over time, Power REIT’s actual performance, results, financial condition and achievements may differ from the anticipated performance, results, financial condition and achievements that are expressed or implied by Power REIT’s forward-looking statements, and such differences may be significant and materially adverse to Power REIT and its security holders.

All forward-looking statements reflect Power REIT’s good-faith beliefs, assumptions and expectations, but they are not guarantees of future performance. Furthermore, Power REIT disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of factors that could cause Power REIT’s future performance, results, financial condition or achievements to differ materially from that which is expressed or implied in Power REIT’s forward-looking statements, see “Risk Factors” under Item 1A of this document.

Overview

Power REIT is a Maryland-domiciled REIT that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms, that have low or minimal technology risk.
Power REIT is structured as a holding company and owns its assets through three wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.  The Company’s investment strategy, which is focused on transportation and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

As of December 31, 2013, the Company’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company; approximately 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts; and approximately 100 acres of fee simple land leased to a number of California solar farms with an aggregate generating capacity of approximately 20MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects. During 2013, Power REIT acquired its approximately 100 acres of land leased to California solar farms through its wholly-owned subsidiary, PWTS. The PWTS transaction is consistent with Power REIT’s business strategy of acquiring real estate that is leased to renewable generation projects.

As previously disclosed in our public filings with the SEC: Until July 29, 2013, Power REIT’s independent registered public accounting firm was Gibbons & Kawash, A.C. of Charleston, West Virginia. As of that date, Power REIT engaged BDO USA, LLP (“BDO”) to serve in its place. On March 13, 2014, BDO resigned from its engagement, having concluding that, as a result of an acquisition it had made of another accounting firm, a member of which had  performed expert witness services for P&WV, its independence had become impaired.  Thereafter, Power REIT engaged CohnReznick LLP as the Company’s independent registered public accounting firm.

Consistent with the foregoing, the consolidated financial statements included in this document as of and for the year ended December 31, 2013 have been audited by CohnReznick LLP.  The consolidated financial statements included in this document as of and for the year ended December 31, 2012 have been audited by Gibbons & Kawash, A.C.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2013 and 2012 was approximately $1,044,000 and $915,000, respectively.  Consolidated net loss in fiscal years 2013 and in 2012 was approximately $(482,000) and $(322,000), respectively.  The difference between our 2012 and 2013 consolidated results was principally attributable to the following: increases in rent revenue resulting from the acquisition of real property by PWSS in late 2012 and PWTS in 2013; a reduction in general and administrative ("G&A") expenses from approximately $405,000 in 2012 to approximately $183,000 in 2013; an increase in stock-based compensation from approximately $41,000 to approximately $145,000; an increase in property-related expenses resulting from increased real property acquisition and ownership activities during 2013, including approximately $49,000 of property acquisition expenses that were expensed in 2013; an increase of approximately $185,000 in expenses related to the litigation with NSC (See Item 3, Legal Proceedings); and an increase in interest expense of approximately $95,000 related to assets acquired by PWSS in late 2012 and PWTS in 2013, which were partially funded with debt.

The Company’s cash outlays, other than dividend payments, are for G&A expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs.  In addition, the Company has cash outlays related to the ownership and financing of its assets, including the assets acquired by PWSS and PWTS.  The Company expects that it will continue to incur substantial G&A expenses in 2014 due to the NSC litigation. The Company further expects that the remainder of its G&A expenses will continue to increase in 2014 and beyond as it further implements its business plan.

For the fiscal year 2012, P&WV accounted for 100% of Power REIT’s consolidated revenues of $915,000.  During 2013, P&WV contributed approximately 88% of the Company’s consolidated revenue.  Both total assets and liabilities increased from year-end 2012 to year-end 2013, principally as a result of the purchase of the PWTS property in 2013.  If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2013, the Company’s net cash used in operating activities was approximately $371,000, due principally to the Company’s net loss of approximately $481,000, which in turn was due principally to the Company’s litigation expenses that year of approximately $956,000. Additionally, the Company had increased other assets of $158,000, increased accounts payable of approximately $66,000 and an increase of accrued interest of $55,000.  During the year ended December 31, 2012, the Company’s net cash provided by operating activities was $2,100.

During the year ended December 31, 2013, the Company’s net cash provided by financing activities was approximately $1,633,000, due principally to the receipt of borrowed funds of approximately $2,400,000  offset by payments on debt of approximately $820,000 and to a lesser extent to the receipt of proceeds from sales of common stock of approximately $219,000, offset by dividends paid of $165,000. During the year ended December 31, 2012, the Company’s net cash provided by financing activities was approximately $310,000, comprised principally of proceeds from borrowings of $800,000 offset by dividends paid of approximately $490,000.

During the year ended December 31, 2013, the Company’s net cash used in investing activities was approximately $1,550,000 due to the land acquisitions it made in 2013.  During the year ended December 31, 2012, the Company’s net cash used in investing activities was $928,000, again due to land acquisitions.

Preferred Stock

Although it does not affect the Company’s financial condition or results of operations as of and for the year ended December 31, 2013, in 2014, prior to the date of filing of this document, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. As of March 18, 2014, the Company had closed on the sale of approximately $2.5 million of its Series A Preferred Stock, and the offering, being conducted pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus, was continuing.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm.  That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our then Chairman and CEO, Mr. David Lesser.  In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan.  The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule.  The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company.  The balance of the PWSS Term Loan as of December 31, 2013 was approximately $741,000.  As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2013 was approximately $109,000.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP, in the form of an A Note and a B Note, to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. The A Note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B Note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both notes have an eighteen-month maturity and require interest-only payments at six-month intervals or upon a prepayment.  The loan is secured by a first lien mortgage on PWTS’s property and a parent guarantee from the Registrant.  It is the Company’s intention to refinance the loan with long-term, third party financing as soon as practical.

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2013 is as follows:

Long-term Debt
2014	$30,000
2015	1,681,000
2016	32,000
2017	33,000
2018	35,000
Thereafter	696,000
TOTAL	2,507,000
Less: Current Portion	(30,000)
Long-term Debt	$2,477,000

Related Party Transactions

For information concerning loans extended to the Company by Hudson Bay Partners, LP, an affiliate of our Chairman, CEO, Secretary and Treasurer, see “—Borrowings”, above.  For information concerning other related party transactions, see Note 11 to the consolidated financial statements appearing following Item 15 of this document.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant judgments and estimates to develop certain amounts reflected and disclosed. In many cases, there are alternative policies or estimation techniques that could be used. We regularly review the application of our accounting policies and evaluate the appropriateness of the estimates that are required to be made in order to prepare our consolidated financial statements. Typically, estimates may require adjustments from time to time based on, among other things, changing circumstances and new or better information.

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements.  We believe that our revenue recognition policies meet these criteria.  These policies are as follows:

●
Railroad Lease.  The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the balance sheet.  During 2013, P&WV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid.  Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation. See Item 3, Legal Proceedings.

●
Operating lease with rent escalation.  Lease revenue from land that is subject to an operating lease with rent escalation provisions is recorded on a straight-line basis when the amount of escalation in lease payments is known at the time we enter into the lease agreement, or known at the time we assume an existing lease agreement as part of a land acquisition (e.g., an annual fixed percentage escalation).

●	Operating lease without rent escalation. Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

For further information, see Note 1 to the consolidated financial statements appearing following Item 15 of this document.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8.   Financial Statements and Supplementary Data.

This information appears following Item 15 of this document and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this document, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the individual serving as Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the individual serving as Chief Executive Officer and Treasurer has concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Company’s required SEC filings is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed.  There have been no changes in our internal control as of December 31, 2013 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Power REIT is responsible for establishing and maintaining adequate internal control over financial reporting.  The Registrant’s internal control system was designed to provide reasonable assurance to management and the trustees regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

This document does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the  Commission that permit the Registrant to provide only management’s report in this document.

Item 9B.  Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2013.

Item 11.   Executive Compensation.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2013.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2013.

Item 14.   Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2013.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

A list of all financial statements, financial statement schedules and related information filed as part of this document is set forth starting on page F-1 hereof.

A list of all exhibits that are filed as a part of this document is set forth below:

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, filed herewith.*

Exhibit 3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

Exhibit 10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, , relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, , relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, , relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

Exhibit 21.1	Subsidiaries of the Registrant, filed herewith.*

Exhibit 23.1	Consent of CohnReznick LLP, filed herewith.*

Exhibit 23.2	Consent of Gibbons & Kawash, A.C., filed herewith.*

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser, filed herewith.*

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser, filed herewith.*

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2013: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.
____________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

Date: April 1, 2014	By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, Secretary and Treasurer
(Principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date
/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	April 1, 2014
David H. Lesser	Secretary and Treasurer

/s/ Virgil E. Wenger	Trustee	April 1, 2014
Virgil E. Wenger

/s/ William S. Susman	Trustee	April 1, 2014
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	April 1, 2014
Patrick R. Haynes, III

POWER REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Power REIT

We have audited the accompanying consolidated balance sheet of Power REIT and Subsidiaries (the Company) as of December 31, 2013 and the related consolidated statements of operations, changes in equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power REIT and Subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
New York, New York

April 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Power REIT

      We have audited the accompanying consolidated balance sheet of Power REIT and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of operations, changes in equity and cash flows for the year then ended.  The 2012 consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power REIT and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gibbons & Kawash, A.C.
Charleston, West Virginia

March 29, 2013

POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012

ASSETS
Land	$2,368,082	$1,055,553
Net investment in capital lease – railroad	9,150,000	9,150,000
Total real estate assets	11,518,082	10,205,553

Cash and cash equivalents	78,113	365,944
Other receivables	6,164	11,054
Prepaid expenses	7,576	5,788
Intangible assets, net	233,001	-
Other assets	203,265	48,844

TOTAL ASSETS	$12,046,201	$10,637,183

LIABILITIES AND EQUITY
Deferred revenue	$5,648	$14,140
Accounts payable	406,758	340,842
Accrued interest	55,231	329
Current portion of long-term debt	29,636	11,978
Long-term debt, related party	1,650,000	800,000
Other long-term debt	826,819	115,489
Total liabilities	2,974,092	1,282,778

Commitments and contingency

Equity:
Common shares, $0.001 par value; 100,000,000 authorized; 1,676,955 and 1,623,250 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,677	1,623
Additional paid-in capital	10,476,098	10,111,647
Accumulated deficit	(1,405,666)	(758,865)
Total equity	9,072,109	9,354,405

TOTAL LIABILITIES AND EQUITY	$12,046,201	$10,637,183

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUE
Interest income	$23	$66
Lease income from capital lease – railroad, net	915,000	915,000
Rental income	128,869	-
Total revenue	1,043,892	915,066

EXPENSES
General and administrative	182,592	404,919
Consulting	90,000	90,000
Stock-based compensation	145,200	41,529
Property tax	8,416	-
Property acquisition expenses	48,592	-
Litigation expenses	955,749	700,357
Interest expense	94,820	-

NET LOSS	$(481,477)	$(321,739)

Loss per share:
Basic	$(0.29)	$(0.20)
Diluted	$(0.29)	$(0.20)

Weighted average number of shares outstanding:
Basic	1,668,549	1,623,250
Diluted	1,668,549	1,623,250

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2013 and 2012

	Common Shares		Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	1,623,250	$1,623	$10,070,118	$52,850	$10,124,591

Net loss	-	-	-	(321,739)	(321,739)
Cash dividends ($0.30 per weighted average basic share)	-	-	-	(489,975)	(489,975)
Stock-based compensation			41,529	-	41,529

Balance at December 31, 2012	1,623,250	1,623	10,111,647	(758,864)	9,354,406

Net loss	-	-	-	(481,477)	(481,477)
Cash dividends ($0.10 per weighted average basic share)			-	(165,325)	(165,325)
Issuance of common shares	53,705	54	219,251	-	219,305
Stock-based compensation			145,200	-	145,200

Balance at December 31, 2013	1,676,955	$1,677	$10,476,098	$(1,405,666)	$9,072,109

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012

OPERATING ACTIVITIES
Net loss	$(481,477)	$(321,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	8,268	-
Stock-based compensation	145,200	41,529

Changes in Operating Assets and liabilities
(Increase) decrease in other receivables	4,890	(11,054)
Decrease in prepaid expenses	(1,788)	(3,077)
Increase in other assets	(158,218)	(48,844)
Increase (decrease) in deferred revenue	(8,492)	14,140
Increase in accounts payable	65,916	330,847
Increase in accrued interest	54,902	329
Net cash (used in) provided by operating activities	(370,799)	2,131

INVESTING ACTIVITIES
Acquisition of land	(1,312,529)	(928,086)
Purchase of intangibles	(237,471)	-
Net cash used in investing activities	(1,550,000)	(928,086)

FINANCING ACTIVITIES
Proceeds from long-term debt	750,000	-
Proceeds from long-term debt, related party	1,650,000	800,000
Payment on long-term debt, related party	(800,000)	-
Principal payment on long-term debt	(21,012)	-
Proceeds from issuance of common stock	219,305	-
Cash dividends paid	(165,325)	(489,975)
Net cash provided by financing activities	1,632,968	310,025

NET DECREASE IN CASH AND CASH EQUIVILENTS	(287,831)	(615,930)

Cash and cash equivalents, beginning of year	365,944	981,875

Cash and cash equivalents, end of year	$78,113	$365,945

Non cash investing and financing activities:
Long-term debt assumed in connection with acquisition of land	$-	$127,467

Suplemental disclosure of cash flow information:
Interest paid	$41,556	$-

The accompanying notes are an integral part of these consolidated financial statements.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms, that have low or minimal technology risk.

As of December 31, 2013, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company; approximately 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts; and approximately 100 acres of fee simple land leased to a number of California solar farms with an aggregate generating capacity of approximately 20MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

The Trust is structured as a holding company and owns its assets through three wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets and generate lease revenue. The Trust’s railroad infrastructure and related real estate assets are held by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), its Massachusetts solar farm-related real estate is owned by subsidiary PW Salisbury Solar, LLC (“PWSS”) and its California solar farm-related real estate is owned by subsidiary PW Tulare Solar, LLC (“PWTS”).

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power REIT believes NSC is responsible for additional rent, which is currently the subject of litigation.  (See Note 14, Legal Proceedings.)

PWSS is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2013. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PWTS is a California limited liability company that owns approximately 100 acres of land leased to a number of solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California.  PWTS’s interest was structured to provide it with initial monthly rent payments from the seller of the land, until the solar farm tenants achieved commercial operations.  As of the date of filing of this document, all the solar farm tenants have achieved commercial operations.  Consequently, the solar farm tenants are currently obligated to pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25- year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  PWTS received $39,400 in rent during the fiscal year ended December 31, 2013.

The Trust was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Trust.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual taxable income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries.  All intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the consolidated balance sheet at amortized cost, which approximates fair value.

Revenue Recognition

The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheet.  During 2013, P&WV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid.  Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation.

Lease revenue from land that is subject to an operating lease with rent escalation provisions is recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of a land acquisition (e.g., an annual fixed percentage escalation).

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Other Assets

The Trust records an asset for prepaid expenses and capitalizes other expenses that are expected to provide Power REIT with benefits over a period of one year or longer. During 2013, the Trust capitalized expenses of $96,225 related to its At-The-Market Offering of Common Stock (“ATM”), $36,133 related to its offering of Series A Preferred Stock and $27,193 related to the refinancing of the property owned by PWSS.  The ATM and Preferred Stock related assets will be amortized pro-rata across the offering proceeds.  The asset related to the refinancing will be amortized using the straight-line method over the term of the loan, which approximates the effective interest method.  The Trust expects to amortize the shelf-offering expenses proportionately upon each draw.  (See Note 8, Shelf Registration Statement and ATM Equity Offering.)

Intangibles

A portion of the acquisition price of the assets acquired by PWTS has been allocated on the Trust’s consolidated balance sheet between Land and Intangibles based on an analysis of fair value as determined by the Trust.  The total amount of intangibles established was $237,471, which will be amortized over a 24.6-year period. In 2013, $4,470 of this intangible was amortized.

Land

Land is carried at cost. Newly acquired investments in land with in-place leases are accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  Upon the acquisition of land, management assesses the fair value of acquired assets (including land, improvements and identified intangibles such as above- and below-market leases and acquired in-place leases) and acquired and assumed liabilities (if any), and allocates the acquisition price based on these assessments. Newly acquired investments in land without in-place leases are recorded at cost (including costs related to the acquisition of the land).

Net Investment in Capital Lease – Railroad

P&WV’s net investment in its leased railroad property, recognizing the lessee’s perpetual renewal options, was estimated to have a value of $9,150,000, assuming an implicit interest rate of 10%.

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

o
Level 1 – valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

o
Level 2 – valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

o
Level 3 – valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, the Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk.

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities disclosed at fair value were as follows:

December 31, 2013
($ in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$78	$-	$-	$78
Total at fair value	$78	$-	$-	$78
Liabilities
Long-term debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(2)	$-	$827	$-	$827
Total long-term debt at fair value	$-	$2,477	$-	$2,477
___________
(1) Comprises money market funds, which are included in Cash and cash equivalents in the accompanying consolidated balance sheet.

 (2) Long-term debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013. Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 6, Long-term Debt.)

December 31, 2012
($ in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$366	$-	$-	$366
Total at fair value	$366	$-	$-	$366
Liabilities
Long-term debt, related party	$-	$800	$-	$800
Long-term debt	$-	$127	$-	$127
Total long-term debt at fair value	$-	$927	$-	$927
___________
(1) Comprises money market funds, which are included in Cash and cash equivalents in the accompanying consolidated balance sheet.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs). For financial liabilities that utilize Level 2 inputs, the Trust used rates that may be available for similar instruments.

2 – CONCENTRATIONS

Power REIT’s revenue is highly concentrated.  Payments from NSC to P&WV under the Railroad Lease represented approximately 88% and 100% of Power REIT’s consolidated revenues in 2013 and 2012, respectively.  NSC is a Class I railroad and, as reported in its Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2014, had approximately $11.3 billion of stockholders’ equity as of December 31, 2013, and earned approximately $1.9 billion of net income during its fiscal year ended December 31, 2013.

Power REIT places its cash and cash equivalents with a single, high-credit quality financial institution; however amounts are not insured or guaranteed by the FDIC.

3 – ACQUISITIONS

Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

As of December 31, 2012, the Trust’s wholly-owned subsidiary PWSS closed on its approximately $1 million acquisition of approximately 54 acres of fee simple land located in Salisbury, Massachusetts.  PWSS leases the land to an operational solar farm.  Pursuant to the lease agreement, PWSS’ lessee is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2013.  At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the lessee has certain renewal options, with terms to be mutually agreed upon.

As of July 12, 2013, the Trust’s wholly-owned subsidiary PWTS acquired approximately 100 acres of land located in Tulare County, California, near Fresno, for $1,550,000, not including transaction costs.  The land is leased to over 20MW of utility scale solar projects with long-term power purchase agreements with either Southern California Edison or Pacific Gas & Electric.  As of the date of the filing of this document, all of the solar projects have achieved commercial operations.  Pursuant to the lease agreements, the lessees are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance, in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

The following table summarizes the fair values of the assets acquired as of July 12, 2013:

Land	$1,312,529
Intangible assets subject to amortization:
Leases in-place	105,217
Leasing commission	85,472
Legal and marketing costs	46,782
Total assets acquired	$1,550,000

4 – CAPITAL LEASES AND OPERATING LEASES

Capital Leases

The Railroad Lease provides for a base cash rental of $915,000 per annum, payable quarterly, for the current 99-year lease period.  The leased properties are maintained entirely at the lessee’s expense.  Under the terms of the Railroad Lease, which became effective October 16, 1964, NSC (formerly Norfolk and Western Railway Company) leased all of P&WV’s real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity.

Prior to 1983, the Railroad Lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as accounted for under “betterment accounting” were considered similar to land.  Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from “betterment accounting” (which was previously used by the P&WV and most railroads) to “depreciation accounting”.  The leased assets, under “depreciation accounting,” are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the Railroad Lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under GAAP accounting.

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  (See Note 14, Legal Proceedings.)

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee.  The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term.   The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined.  PWSS assumed the existing lease upon its acquisition of the Salisbury land.  Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013.  Rent is paid quarterly in advance with a 1.0% annual escalation.  Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the 2013 calendar year.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”).  The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land.  Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year after the projects reach commercial operations.  As of the date of the filing of this document, all of the PWTS solar farms have achieved commercial operations.  Prior to achieving commercial operations, PWTS is paid monthly rent in advance.  A total of $39,375 of rent paid to PWTS was recorded in 2013.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2013:

Year ending December 31:	Total
2014	$255,271
2015	240,130
2016	240,956
2017	241,791
2018	242,634
Thereafter	4,351,701
TOTAL	$5,572,483

5 – INTANGIBLE ASSTES

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these asstes may not be recoverable.

	December 31, 2013			December 31, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Leases in-place	$105,217	$1,609	$103,608	$-	$-	$-
Leasing commission	85,472	881	84,591	-	-	-
Legal and marketing costs	46,782	1,980	44,802	-	-	-
TOTALS	$237,471	$4,470	$233,001	$-	$-	$-

There were no impairment charges recorded for the years ended December 31, 213 and 2012.

Amortization expense for intangible assets was approximately $4,471 and $0, for the years ended December 31, 2013 and 2012, respectively. The weighted average amortization period for intangible assets was 24.1 and 0 years at December 31, 2013 and 2012, respectively.

2014	$9,653
2015	9,653
2016	9,653
2017	9,653
2018	9,653
Thereafter	184,736
TOTAL	$233,001

6– LONG-TERM DEBT

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our then Chairman and CEO, in the form of an A Note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California.  The A Note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B Note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both Notes have an eighteen-month maturity and require interest-only payments at six-month intervals or upon a prepayment.   In addition to a first lien mortgage on PWTS’s property, the Notes are also secured by a parent guarantee from the Trust.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of December 31, 2013 is approximately $741,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2014.  The balance of the Municipal Debt as of December 31, 2013 is approximately $109,000.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2013 is described below:

Long-term Debt
2014	$30,000
2015	1,681,000
2016	32,000
2017	33,000
2018	35,000
Thereafter	696,000
TOTAL	2,507,000
Less: Current Portion	(30,000)
Long-term Debt	$2,477,000

7 – LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and restricted stock, computed using the treasury stock method. The calculation of basic and diluted loss per share for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Numerator:
Net loss	$(481,477)	$(321,739)
Net loss to common shareholders	(481,477)	(321,739)
Denominator:
Weighted average basic common shares	1,668,549	1,623,250
Weighted average dilutive common shares	1,668,549	1,623,250

Basic loss per share	$(0.29)	$(0.20)
Diluted loss per share (1)	$(0.29)	$(0.20)

(1) Due to the net loss to common shareholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. Potentially dilutive instuments include stock options and restricted stock.

8 – SHELF REGISTRATION STATEMENT AND ATM EQUITY OFFERING

In May 2012, the SEC declared effective The Trust’s $100 million shelf registration statement on Form S-3. Under the registration statement, the Trust may from time to time publicly issue any combination of common or preferred equity or equity-linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million.

On March 28, 2013, the Trust entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”) as its agent, and filed a prospectus supplement to its shelf registration statement, pursuant to which the Trust may, through MLV, offer and sell, from time to time, up to $5.4 million of its common shares through “at-the-market” offerings. Under the terms of the ATM Agreement, the Trust pays MLV fees equal to 3% of the gross proceeds of any such sales. The offering is being conducted as a “takedown” from the Trust’s shelf registration statement.

During the year ended December 31, 2013, the Trust sold 22,105 common shares, receiving net cash proceeds after fees and expenses of approximately $219,000. During the year ended December 31, 2013, in connection with these sales, the Trust amortized approximately $3,000 of previously capitalized expenses related to its shelf registration statement and the March 28, 2013 prospectus supplement.  For information regarding more recent issuances from the Trust’s shelf registration statement, see Note 13, Subsequent Events.

9 – LONG-TERM COMPENSATION

The Trust grants awards pursuant to its 2012 Equity Incentive Plan (“Plan”), which was approved at the Trust’s 2012 annual shareholder meeting.  The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to the Trust and its subsidiaries, including outside directors.  Compensation may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan.

The initial number of shares of stock available for issuance under the Plan was 200,000 shares. During the third quarter of 2012, 30,000 shares of restricted common stock, and options to acquire 166,000 shares of common stock, were granted. During the second quarter of 2013, 1,600 shares of restricted common stock were granted to the trustees in lieu of cash compensation.  As of December 31, 2013, 2,400 common shares remain authorized and available for issuance.  The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis, less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.

Summary of Plan Activity – Options

The summary of Plan activity for the year ended December 31, 2013, with respect to the Trust’s stock options, was as follows:
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2012	166,000	$7.96	$-
Plan Awards	-	-
Options Exercised	-	-
Options Forfeited	-	-
Balance as of December 31, 2013	166,000	$7.96	$-
Options expected to vest at December 31, 2013	99,599	$7.96	$-
Options Exercisable as of December 31, 2013	55,334	$7.96	$-

For the year ended December 31, 2012, the weighted average fair value of options granted is $0.96 per share. For the year ended December 31, 2013, the weighted average fair value of options vested, not vested and granted is $0.96 per share.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the year ended December 31, 2013, with respect to the Trust’s restricted stock, was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	30,000	$7.96
Plan Awards	1,600	10.40
Restricted Stock Vested	(11,200)	8.22
Restricted Stock Forfeited	-	-
Balance as of December 31, 2013	20,400	8.01

Plan Award Assumptions

The term of each option granted during 2012 is 10 years.  Both the restricted stock and options vest over the service period as follows: 33 1/3% on the first-year anniversary of the grant, 33 1/3% on the second-year anniversary of the grant and 33 1/3% on the third-year anniversary of the grant.   The Trust recognizes share-based payment expenses based on grant date fair values and market closing price.  Restricted stock is valued based on the market price of common stock on the grant date.  Options granted during 2012 are valued using the binomial option-pricing model using the following assumptions to estimate fair value:

Expected Volatility	21.38%
Expected Dividend Yield	4.99%
Expected Term (in years)	6.0
Risk Free Rate	0.79%
Estimate of Annual Forfeiture Rate	10.0%

The Trust has used historical data relating to its securities to estimate dividend yield and volatility and the “simplified approach” as described in the SEC Staff Accounting Bulletin 107 and 110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The Trust does not have historical data of forfeiture, and as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

Stock-based Compensation

During 2013, the Trust recorded approximately $145,000 of non-cash expense related to restricted stock and options granted under the Plan.  As of December 31, 2013 there was approximately $228,071 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to a weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

10 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust.  As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders.  In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status.

Under the Railroad Lease, NSC reimburses P&WV, in the form of additional cash rent, for all taxes and governmental charges imposed upon the assets leased by NSC from P&WV, except for taxes relating to cash rent payments made by the lessee.  Due to the treatment of the Railroad Lease as a capital lease for financial reporting purposes, the tax basis of the leased property is higher than the basis of the leased property as reported in these consolidated financial statements.

The Trust has implemented the accounting guidance for uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.

Dividends distributed by the Trust (and P&WV prior to the Reorganization) for the years ended December 31, 2013 and 2012 were comprised entirely of ordinary income.  The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2010.

11 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC.  A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen.  During 2013, Power REIT (on a consolidated basis) paid approximately $723,900 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $299,900 had been billed, but not paid.  (See Note 14, Legal Proceedings.)

On December 28, 2012, Hudson Bay Partners, LP (“HBP”), a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWSS $800,000 in the form of a senior, secured bridge loan.  This amount was refinanced with a third party lender on July 5, 2013 and HBP was repaid in full, plus interest in the amount of $20,383. On July 11, 2013, HBP loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes. (See Note 6, Long-term Debt.)

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable.  After consideration of the terms and conditions of the retention of Morrison Cohen and the bridge loan arrangements described above, the independent trustees approved the hiring of Morrison Cohen as counsel and approved the bridge loans, determining all such arrangements to be fair and reasonable and in the interest of the Trust.

12 - CONTINGENCY

The Trust is not subject to any contingencies, except as described in Note 14, Legal Proceedings.  The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

13 - SUBSEQUENT EVENTS

On January 21, 2014, the Trust announced that it had executed a term sheet with a large developer of renewable energy projects, pursuant to which Power REIT would acquire the real property on which a substantial solar power generation project is under development. If the project goes forward, Power REIT’s investment is anticipated to be approximately $9.5 million.

On March 18, 2014, the Trust announced that it had closed on the sale to investors of approximately $2.5 million of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”). The Trust has been offering up to 175,000 shares of the Series A Preferred Stock on a continuous basis, pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus.  The offering is being conducted as a “takedown” from the Trust’s $100 million shelf registration statement on Form S-3, which was declared effective by the SEC in May 2012. The Series A Preferred Stock is the first issuance by the Trust of equity securities other than its common shares.  The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares. As of March 24, 2014, the Trust had approximately 100,000 shares of Series A Preferred Stock outstanding.

14 – LEGAL PROCEEDINGS

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease.  The case is pending in Federal trial court in Pittsburgh (the “Court”).  The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful with its counterclaims, it can terminate the Railroad Lease and demand from NSC payment of the indebtedness.

The indebtedness is the cumulative result of amounts received by NSC from its dispositions of P&WV property, additional rental amounts due and other sums that NSC owes to P&WV but which NSC has elected, under its interpretation of the Railroad Lease, to pay by increasing its indebtedness to P&WV rather than by providing P&WV with cash. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount.  P&WV believes that the indebtedness amount is understated.  The indebtedness has not been included in P&WV’s balance sheets prepared under GAAP, because of the dispute as to when it is due. Similarly, certain additional rental amounts that NSC disputes are due on a current basis, and which have historically been treated as indebtedness, have not been included in P&WV’s income statements or balance sheets prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’s tax returns.

The Litigants have alleged that the Trust is a successor in interest in respect of the Railroad Lease.  If that allegation were to be decided against us in a fact-finding stage of the litigation, it could lead to liability, expenses or other adverse effects, including to the extent the Trust has issued stock or engaged in certain other financing activities without the prior written consent of the lessee. The Trust believes that it is not a successor in interest in respect of the Railroad Lease and is not constrained by any of the Railroad Lease restrictions.

The parties have made certain supplements to their respective claims and counterclaims. In August 2013, P&WV filed a second supplement to its counterclaims following the Litigants’ disclosure of previously undisclosed dispositions of P&WV property.  P&WV believes that additional amounts are owed to it as a result of these dispositions and, accordingly, asserted new counterclaims, including claims of fraud and conversion. Based on the information available at the time P&WV supplemented its claims, P&WV has estimated that the additional amounts owed to it exceed $8 million, not including potential interest and damages.  P&WV also supplemented its counterclaim for additional rental amounts due in order to include the reimbursement of its legal expenses related to the litigation. In response to P&WV’s second supplement to its counterclaims, in January 2014 the Litigants amended their pleadings to add additional claims against both P&WV and the Trust. The Litigants’ new claims seek additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the Railroad Lease.

On September 13, 2013, the Trust filed a motion for summary judgment seeking dismissal of all of the claims against it. On January 15, 2014, the Court heard oral argument from the parties on the Trust’s motion. A decision on the Trust’s summary judgment motion is pending.

The fact and expert discovery phases of the litigation have been completed with respect to the parties’ original claims and counterclaims, and their initial rounds of supplements thereto. Fact discovery with respect to P&WV’s August 2013 second supplement to its counterclaims, and the Litigants’ January 2014 pleading amendments made in response, is expected to be completed by May 31, 2014, and expert discovery with respect thereto is expected to be completed by August 11, 2014.

In connection with the litigation, P&WV incurred expenses of approximately $885,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. As of December 31, 2013, P&WV had incurred a total of approximately $1,600,000 of expenses related to the litigation, of which approximately $1,326,000 had been paid and approximately $274,000 was payable.  There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.