Form 10-Q
period 2014-03-31
Power REIT
filed 2014-05-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

1,670,288 common shares, $0.001 par value, outstanding at May 12, 2014.

POWER REIT AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited) March 31, 2014	(See Note 1) December 31, 2013
ASSETS
Land	$2,368	$2,368
Net investment in capital lease - railroad	9,150	9,150
Total real estate assets	11,518	11,518

Cash and cash equivalents	3,085	78
Other receivables	-	6
Prepaid expense	69	8
Intangible assets, net	231	233
Other assets	276	203

TOTAL ASSETS	$15,179	$12,046

LIABILITIES AND EQUITY
Deferred revenue	$150	$6
Accounts payable	648	406
Accrued interest	90	55
Current portion of long-term debt	30	30
Current debt, related party	1,650	1,650
Other long-term debt	814	827

TOTAL LIABILITIES	3,382	2,974

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 108,060 issued and outstanding as of March 31, 2014 and 0 issued and outstanding and December 31, 2013)	2,702	-
Commitment and Contingencies
Equity:
Common shares, $0.001 par value (100,000,000 shares authorized; 1,670,288 and 1,676,955 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	2	2
Additional paid-in capital	10,441	10,476
Accumulated deficit	(1,348)	(1,406)
Total Equity	9,095	9,072
TOTAL LIABILITIES AND EQUITY	$15,179	$12,046

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE
Lease income from capital lease – railroad, net	$229	$229
Rental income	69	22
TOTAL REVENUE	298	251
EXPENSES
Amortization	3	-
General and administrative	42	69
Stock-based compensation	22	27
Property tax	7	3
Property acquisition expenses	4	11
Litigation expenses (see note 8)	113	240
Interest expense	50	12
TOTAL EXPENSES	241	362

NET INCOME (LOSS)	$57	$(111)

Earnings (Loss) Per Common Share:
Basic	$0.03	$(0.07)
Diluted	0.03	$(0.07)

Weighted Average Number of Shares Outstanding:
Basic	1,674,733	1,623,250
Diluted	1,688,080	1,623,250

Cash dividend per common share	-	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net income (loss)	$57	$(111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	3	-
Stock-based compensation	22	27

Changes in operating assets and liabilities
Decrease in other receivables	6	6
(Increase) decrease in prepaid expense	(61)	6
Increase in other assets	(73)	(37)
Increase (decrease) in deferred revenue	144	(2)
Increase in accounts payable	242	103
Increase in accrued interest	35	11
Net cash provided by operating activities	375	2

Financing Activities
Principal payment on long-term debt	(13)	(12)
Net proceeds from issuance of preferred stock	2,645	-
Cash dividends paid	-	(165)
Net cash provided by (used in) financing activities	2,632	(177)

Net increase (decrease) in cash and cash equivalents	3,007	(175)

Cash and cash equivalents, beginning of period	78	366

Cash and cash equivalents, end of period	$3,085	$191

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth herein.  All such adjustments are of a normal recurring nature.  Results for interim periods are not necessarily indicative of results to be expected for a full year.

These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on April 1, 2014.

1. GENERAL INFORMATION

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

As of March 31, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company; approximately 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts; and approximately 100 acres of fee simple land leased to a number of California solar farms with an aggregate generating capacity of approximately 20MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power REIT believes NSC is responsible for additional rent, which is currently the subject of litigation. (See Note 8).

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

PWTS is a California limited liability company that owns approximately 100 acres of land leased to a number of solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California.  PWTS’s interest was structured to provide it with initial monthly rent payments from the seller of the land, until the solar farm tenants achieved commercial operations.  As of the date of filing of this document, all the solar farm tenants have achieved commercial operations.  Consequently, the solar farm tenants are currently obligated to pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25- year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  PWTS recorded rental income of $46,030 and $0 for the three months ended March 31, 2014 and 2013, respectively.

The Trust was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Trust.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders.

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with GAAP.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Other Assets

The Trust records an asset for prepaid expenses and capitalizes other expenses that are expected to provide Power REIT with benefits over a period of one year or longer. During 2013, the Trust capitalized expenses of $96,225 related to its At-The-Market Offering of Common Stock (“ATM”), $36,133 related to its offering of Series A Preferred Stock and $27,193 related to the refinancing of the property owned by PWSS.  The ATM and Preferred Stock related assets will be amortized pro-rata across the offering proceeds.  The asset related to the refinancing will be amortized using the straight-line method over the term of the loan, which approximates the effective interest method.  The Trust expects to amortize the shelf-offering expenses proportionately upon each draw.  (See Note 6).

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles related thereto based on a report from an independent consultant.  The total amount of intangibles established was $237,471, which will be amortized over a 24.6-year period. For the quarters ended March 31, 2014 and 2013, $2,413 and $0 of this intangible was amortized.

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

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

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
The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity.  Financial assets and liabilities disclosed at fair value were as follows:

March 31, 2014
($ in thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$3,085	$-	$-	$3,085
Total at fair value	$3,085	$-	$-	$3,085
Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	814	-	814
Total current and long-term debt at fair value	$-	$2,464	$-	$2,464
___________
(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Current debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)	Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 5, Long-term Debt.)

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

December 31, 2013
($ in thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$78	$-	$-	$78
Total at fair value	$78	$-	$-	$78
Liabilities
Long-term debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	$-	$827	$-	$827
Total long-term debt at fair value	$-	$2,477	$-	$2,477
___________
(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Long-term debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)	Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 5, Long-term Debt.)

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

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

4.   CAPITAL LEASES AND OPERATING LEASES

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  See Note 8, Legal Proceedings.

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options.  Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 was implemented.  P&WV believes it is not being paid all sums it is entitled to pursuant to the Railroad Lease above and beyond the base rental amount it has received in cash. (See Note 8).

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee.  The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term.   The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined.  PWSS assumed the existing lease upon its acquisition of the Salisbury land. Rent is paid quarterly in advance with a 1.0% annual escalation.  Rental income in each of the three months ended March 31, 2014 and 2013, amounted to $22,373.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”).  The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land.  Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year.

5.  LONG-TERM DEBT

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of an A note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California.  The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both notes have an eighteen-month maturity and require interest-only payments at six-month intervals or upon a prepayment.   In addition to a first lien mortgage on PWTS’s property, the notes are also secured by a parent guarantee from the Trust.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of March 31, 2014 is approximately $736,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2015.  The balance of the Municipal Debt as of March 31, 2014 is approximately $103,000.

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

6.  SHELF REGISTRATION STATEMENT, COMMON STOCK OFFERING AND PREFERRED STOCK OFFERING

In May 2012, the U.S. Securities and Exchange Commission (the “SEC”) declared effective The Trust’s $100 million shelf registration statement on Form S-3. Under the registration statement, the Trust may from time to time publicly issue any combination of common or preferred equity or equity-linked securities (warrants, options or units) in any amounts up to an aggregate of $100 million.

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

During the year ended December 31, 2013, the Trust sold 22,105 common shares, receiving net cash proceeds after fees and expenses of approximately $219,000. During the year ended December 31, 2013, in connection with these sales, the Trust amortized approximately $3,000 to additional paid in capital of previously capitalized expenses related to its shelf registration statement and the March 28, 2013 prospectus supplement.

As of March 31, 2014, Power REIT has an ongoing offering up to 175,000 shares of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”). The offering of Series A Preferred Stock is being made on a direct and continuous basis pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus pursuant to the shelf registration statement on Form S-3. The Series A Preferred Stock is redeemable by the Trust at par ($25 per share) on or after February 28, 2019. The Series A Preferred Stock is the first issuance by Power REIT of equity securities other than its common shares. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares. As of March 31, 2014, 108,060 shares of Preferred Stock have been sold for total gross proceeds of $2,702,000.

7.  LONG-TERM COMPENSATION

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

The initial number of shares of stock available for issuance under the Plan was 200,000 shares. During the third quarter of 2012, 30,000 shares of restricted common stock, and options to acquire 166,000 shares of common stock, were granted. During the second quarter of 2013, 1,600 shares of restricted common stock were granted to the trustees in lieu of cash compensation.  During the first quarter of 2014, 6,667 shares of restricted common stock that had not vested were forfeited pursuant to the terms of the grant.  During the first quarter of 2014, options to acquire 40,000 shares of common stock that had not vested were forfeited pursuant to the terms of the grant.  As of March 31, 2014, 49,067 common shares remain authorized and available for issuance.  The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: “the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis (including the OP Units of our Operating Partnership, if any), less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.

Summary of Plan Activity – Options

The summary of Plan activity for the three months ended March 31, 2014, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	166,000	$7.96	$139,440
Plan Awards	-	-	-
Options Exercised	-	-	-
Options Forfeited	(40,000)	7.96	(33,600)
Balance as of March 31, 2014	126,000	7.96	105,840
Options expected to vest March 31, 2014	70,666	7.96	59,359
Options exercisable as of March 31, 2014	55,334	7.96	46,481

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

For the quarter ended March 31, 2014 and March 31, 2013, the weighted average fair value of options vested, not vested and granted is $0.96 per share.   The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $8.80 at March 31, 2014.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2014, with respect to the Trust’s restricted stock, was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	20,400	$8.08
Restricted Stock Vested	(400)	10.40
Restricted Stock Forfeited	(6,667)	7.96
Balance as of March 31, 2014	13,333	7.96

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified approach” as described in the SEC Staff Accounting Bulletin 107 and 110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The Trust does not have historical data of forfeiture, and as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

Stock-based Compensation

During the quarter ended March 31, 2014, the Trust recorded approximately $22,000 of non-cash expense related to restricted stock and options granted under the Plan compared to $27,000 for the quarter ended March 31, 2013.  As of March 31, 2014 there was approximately $106,000 of total unrecognized share-based compensation expense, which expense will be recognized through August 2015, equating to a weighted average amortization period of 2.0 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

8.  LEGAL PROCEEDINGS

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

POWER REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

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

In connection with the litigation, P&WV incurred expenses of approximately $885,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012.  During the quarter ended March 31, 2014 and 2013, P&WV incurred expenses of approximately $113,000 and $240,000 respectively.  As of March 31, 2014, P&WV had incurred a total of approximately $1,713,000 of cumulative expenses related to the litigation, of which approximately $454,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

9.  RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the quarter ended March 31, 2014, Power REIT (on a consolidated basis) paid approximately $0 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $170,000 had been billed, but not paid.

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at March 31, 2014. (See Note 5).

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

10.  SUBSEQUENT EVENTS

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility with a major institutional lender (the “Credit Facility”). The Credit Facility is being used to fund a portion of the Kern County Acquisition (see below) and may be used to help fund additional acquisitions. The Credit Facility may also be used to refinance, in part, the existing bridge financing that Power REIT received in late 2013 from Hudson Bay Partners, L.P., a wholly owned affiliate of our Chairman and CEO, Mr. David H. Lesser, in order to make a prior solar project land acquisition. The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings.

On April, 14, 2014, PW Regulus Solar, LLC (“PWRS”), a wholly owned subsidiary of Financo, completed the acquisition of approximately 450 acres of land in Kern County, California, near Fresno (the “Kern County Acquisition”). The land is the site for a 60 and 82 Megawatt (AC and DC respectively) solar photovoltaic power generation project that is currently under construction.  PWRS acquired the land from the power project owner/developer and is leasing the land back to the owner/developer pursuant to a lease with a twenty-year initial term and two five-year extensions at the option of the lessee. Rent is payable in quarterly installments in advance, commencing upon lease effectiveness (on April 14, 2014). The initial annual rent is approximately $735,000 and the lease calls for annual rent escalations of 1%. The lease is a “triple net” lease, with all expenses to be paid by the tenant. During the extension periods, rent will be the greater of a stated rental rate defined in the lease or a percentage of project-level gross revenue. The project has a 20-year power purchase agreement with a major California power company.  The acquisition price, not including transaction and closing costs, is approximately $9.2 million.

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

As of March 31, 2014, the Company’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company; approximately 54 acres of fee simple land leased to a 5.7MW solar farm in Massachusetts; and approximately 100 acres of fee simple land leased to a number of California solar farms with an aggregate generating capacity of approximately 20MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2014 and first quarter of 2013 was approximately $298,000 and $251,000, respectively.  Net income (loss) available for distribution during the first quarter of 2014 and first quarter of 2013 was approximately $57,000 and $(111,000), respectively.  The difference between our 2014 and 2013 first quarter results were principally attributable to the following: contribution of an additional $47,000 of additional rental income from acquired properties; a $127,000 decrease of litigation expenses related to the NSC litigation; a $27,000 decrease of general and administrative expense; a $38,000 increase of interest expense related to loans to acquire property.

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs, litigation expenses, interest expense and property taxes. The Trust expects that it will continue to incur substantial litigation expenses during the remainder of 2014 related to the NSC litigation.

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

During the first quarter of 2014, the Company completed the sale of 108,060 shares of Preferred Stock that have been sold for total gross proceeds of $2,702,000.

FUNDS FROM OPERATIONS -  NON GAAP FINANCIAL MEASURES

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations ("Core FFO") which management believes is a useful indicator of our operating performance. This report contains supplemental financial measures that are not calculated pursuant to U.S. generally accepted accounting principles ("GAAP"), including the measure identified by us as Core FFO. Following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of core FFO to the most directly comparable GAAP financial measure.

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Company's operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts ("NAREIT"), include certain financial items that are not indicative of the results provided by the Company's asset portfolio and inappropriately affect the comparability of the Company's period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Company believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Company to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Company's performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Company's Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)
(Dollars in thousands except share and per share amounts)

	Three months ended March 31,
	2014	2013
Core FFO	$199	$167
Growth - Core FFO	19%
Core FFO per share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10
Growth - Core FFO per share:
Basic	20%
Diluted	20%
Weighted average number of shares outstanding:
Basic	1,674,733	1,623,250
Diluted	1,688,080	1,623,250

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Net Income (loss)	$57	$(111)
Litigation expenses	113	240
Property acquisition expenses	4	11
Stock-based compensation	22	27
Amortization	3	-
Core FFO	$199	$167

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Trust is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the individual serving as Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the individual serving as Chief Executive Officer and Treasurer has concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Company’s required SEC filings is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

In connection with the litigation, P&WV incurred expenses of approximately $885,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012.  During the quarter ended March 31, 2014 and 2013, P&WV incurred expenses of approximately $113,000 and $240,000 respectively.  As of March 31, 2014, P&WV had incurred a total of approximately $1,713,000 of expenses related to the litigation, of which approximately $454,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification for David H. Lesser

32.1	Section 906 Certification for David H. Lesser

101
Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2014: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

Date: May 15, 2014	By:	/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer