Form 10-Q
period 2014-06-30
Power REIT
filed 2014-08-14
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

000-54560
(Commission File Number)

POWER REIT
(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0373
(Registrant’s telephone number, including area code)

N/A
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

1,731,788 common shares, $0.001 par value, outstanding at August 14, 2014.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)	(See Note 1)
	June 30,	December 31,
	2014	2013
ASSETS
Land	$6,788	$2,368
Net investment in capital lease - railroad	9,150	9,150
Total real estate assets	15,938	11,518

Cash and cash equivalents	619	78
Other receivables	35	6
Prepaid expense	40	8
Intangible assets, net	4,894	233
Other assets	1,033	203

TOTAL ASSETS	$22,559	$12,046

LIABILITIES AND EQUITY
Deferred revenue	$109	$6
Accounts payable	922	406
Accrued interest	159	55
Current portion of long-term debt	30	30
Current debt, related party	1,650	1,650
Other long-term debt	7,700	827
Interest Rate Swap	213	-

TOTAL LIABILITIES	10,783	2,974

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 130,000 issued and outstanding as of June 30, 2014 and 0 issued and outstanding and December 31, 2013)	3,250	-

Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,731,788 and 1,676,955 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	2	2
Additional paid-in capital	10,633	10,476
Accumulated deficit	(2,109)	(1,406)
Total Equity	8,526	9,072

TOTAL LIABILITIES AND EQUITY	$22,559	$12,046

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE
Lease income from capital lease – railroad, net	$229	$229	$458	$458
Rental income	233	22	302	45
TOTAL REVENUE	462	251	760	503

EXPENSES
Amortization of intangible assets	50	-	53	-
General and administrative	127	65	169	146
Stock-based compensation	54	31	76	57
Property tax	9	2	16	5
Property acquisition expenses	361	-	365	-
Litigation expenses (see note 8)	148	241	261	481
Finance expense	81	-	81	-
Unrealized loss on interest rate swap	213	-	213	-
Interest expense	118	12	168	24
TOTAL EXPENSES	1,161	351	1,402	713

NET LOSS	$(699)	$(100)	$(642)	$(210)

Loss Per Common Share:
Basic	$(0.42)	$(0.06)	$(0.38)	$(0.13)
Diluted	$(0.42)	$(0.06)	$(0.38)	$(0.13)

Weighted Average Number of
Shares Outstanding:
Basic	1,671,638	1,635,965	1,673,185	1,629,643
Diluted	1,671,638	1,635,965	1,673,185	1,629,643

Cash dividend per Common Share	-	-	-	$0.10

Cash dividend per Series A Preferred Share	$0.48	-	$0.48	-

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(642)	$(210)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	53	-
Amoritzation of debt costs	43	-
Change in unrealized loss on interest rate swap	213	-
Stock-based compensation	76	57

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(29)	11
Increase in deposits	-	(5)
Increase in prepaid expense	(32)	(32)
Increase in other assets	(47)	(67)
Increase (decrease) in deferred revenue	103	(4)
Increase in accounts payable	516	203
Increase in accrued interest	104	22
Net cash provided by (used in) operating activities	358	(25)

Investing Activities
Aquistion of land	(4,420)	-
Aquistion of intangibles	(4,714)	-
Net cash used in investing activities	(9,134)	-

Financing Activities
Principal payment on long-term debt	(68)	(12)
Net proceeds from issuance of common stock	-	219
Net proceeds from issuance of preferred stock	3,173	-
Proceeds from other long-term debt	6,941	-
Payments for deferred finance costs	(826)
Proceeds from excercise of stock options	158	-
Cash dividends paid on preferred stock	(61)	(165)
Net cash provided by financing activities	9,317	42

Net increase in cash and cash equivalents	541	17

Cash and cash equivalents, beginning of period	78	366

Cash and cash equivalents, end of period	$619	$383

Non cash investing and financing activities:
Amortization of preferred stock costs	$77	$-
Suplemental disclosure of cash flow information:
Interest paid	$59	$1

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth herein.  All such adjustments are of a normal recurring nature.  Results for interim periods are not necessarily indicative of results to be expected for a full year.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on April 1, 2014.

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 630 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 105 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis.  For each of the six months ended June 30, 2014 and 2013 rent has been recorded in the amount of $44,747. For each of the three months ended June 30, 2014 and 2013 rent has been recorded in the amount of $22,374. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a number of solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California.  PWTS’s interest was structured to provide it with initial monthly rent payments from the seller of the land, until the solar farm tenants achieved commercial operations which has occurred.  The solar farm tenants are currently obligated to pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25- year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  For the six months ended June 30, 2014 and 2013, PWTS recorded rental income of $88,207 and $0, respectively. For the three months ended June 30, 2014 and 2013, PWTS recorded rental income of $42,177 and $0, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a solar project with an aggregate generating capacity of approximately 60 and 82 Megawatts (AC and DC respectively) that is under construction and is in Kern County, California near Bakersfield.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which is targeted for December 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, is approximately $9.2 million.  For the six months ended June 30, 2014 and 2013, PWRS recorded rental income of $169,425 and $0 respectively. For the three months ended June 30, 2014 and 2013, PWRS recorded rental income of $169,425 and $0 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition) to June 30, 2014.

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility in April 2014 with a major institutional lender (the “Credit Facility”).  Financo is the owner of PWRS.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

Cash and Cash Equivalents

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the consolidated balance sheets at amortized cost, which approximates fair value.

Revenue Recognition

The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheets.

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

Other Assets

The Trust records an asset for prepaid expenses and capitalizes other expenses that are expected to provide Power REIT with benefits over a period of one year or longer. The Trust capitalized expenses related to its At-The-Market Offering of Common Stock (“ATM”), its offering of Series A Preferred Stock, the refinancing of the property owned by PWSS and related to Financo’s Credit Facility.  The ATM and Preferred Stock related assets will be amortized pro-rata across the offering proceeds.  The asset related to the refinancing and the Credit Facility will be amortized using the straight-line method over the term of the loans, which approximates the effective interest method.  The Trust expects to amortize the shelf-offering expenses proportionately upon each draw.  (See Note 6).

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles related thereto based on a report from an independent consultant.  The total amount of intangibles established was $237,471, which will be amortized over a 24.6-year period. For the six months ended June 30, 2014 and 2013, the amount of this intangible that was amortized was $4,827 and $0, respectively.  For the three months ended June 30, 2014 and 2013, the amount of this intangible that was amortized was $2,413 and $0, respectively.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles related thereto based on an analysis generated by the management of the Trust. The total amount of intangibles established was $4,713,548 which will be amortized over a 20.7-year period which is the estimated primary term of the lease. For the six months ended June 30, 2014 and 2013, the amount of this intangible that was amortized was $47,991 and $0, respectively.  For the three months ended June 30, 2014 and 2013, the amount of this intangible that was amortized was $47,991 and $0, respectively.

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

Derivative Financial Instruments

The Trust uses derivative financial instruments to reduce interest rate risks.  Derivatives are measured at fair value and recognized as either assets or liabilities in the Trust’s Consolidated Balance Sheets.  Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivatives and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the Consolidated Financial Statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The Trust does not hold or issue derivative financial instruments for trading purposes; however, the Trust has not performed the activities necessary to qualify its interest rate swap for hedge accounting.  As a result, changes in the fair value of these instruments are reported in earnings.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity.  Financial assets and liabilities disclosed at fair value were as follows:

June 30, 2014
($ in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$619	$-	$-	$619
Total at fair value	$619	$-	$-	$619

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	7,700	-	7,700
Unrealized loss on interest rate swap	-	213	-	213
Total current and long-term debt at fair value(4)	$-	$9,563	$-	$9,563
___________
(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Current debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)
Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012 and PWRS in connection with its acquisition of property in April 2014. (See Note 5, Long-term Debt.)

(4)
The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility.  The interest rate swap is designated as a Level 2 instrument.  The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and of its counterparties.  The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at June 30, 2014.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

December 31, 2013
($ in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$78	$-	$-	$78
Total at fair value	$78	$-	$-	$78

Liabilities
Long-term debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	827	-	827
Total long-term debt at fair value	$-	$2,477	$-	$2,477
___________

(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Long-term debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)	Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 5, Long-term Debt.)

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

Basic and Diluted Net Loss per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods.

During the six months and three months ended June 30, 2014, there were 106,000 potential shares of common stock that were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the six months and three months ended June 30, 2013, there were 166,000 potential shares of common stock that were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

3. ACQUISITIONS

Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

As of July 12, 2013, the Trust’s wholly-owned subsidiary PWTS acquired approximately 100 acres of land located in Tulare County, California, near Fresno, for $1,550,000, not including transaction costs.  The land is leased to over 20MW of utility scale solar projects with long-term power purchase agreements with either Southern California Edison or Pacific Gas & Electric.  As of the date of the filing of this Report, all of the solar projects have achieved commercial operations.  Pursuant to the lease agreements, the lessees are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance, in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the fair values of the assets acquired as of July 12, 2013:

Land	$1,312,529
Intangible assets subject to amortization:
Leases in-place	105,217
Leasing commission	85,472
Legal and marketing costs	46,782
Total assets acquired	$1,550,000

As of April 14, 2014, the Trust’s wholly-owned indirect subsidiary, PWRS acquired approximately 447 acres of land located in Kern County, California, near Bakersfield for $9,183,548 not including transaction costs.  The land is leased to a solar project with an aggregate generating capacity of approximately 60 and 82 Megawatt (AC and DC respectively).  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which is targeted for December 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The following table summarizes the fair values of the assets acquired as of April 14, 2014:

Land	$4,470,000
Intangible assets subject to amortization:
Leases in-place	4,713,548
Total assets acquired	$9,183,548

Financial and non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of land and related assets acquired related to acquisitions made in 2014 and 2013. The fair values of these assets were determined as of the acquisition dates using widely accepted valuation techniques, discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, and (ii) income capitalization approach, which considers prevailing market capitalization rates, and (ii) comparable sales activity. In general, multiple valuation techniques were considered when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets as of the acquisition dates were derived using Level 3 inputs.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  (See Note 8).

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee.  The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term.   The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined.  PWSS assumed the existing lease upon its acquisition of the Salisbury land.  Rent is paid quarterly in advance with a 1.0% annual escalation.  Rental income in each of the six months ended June 30, 2014 and 2013, amounted to $44,747. Rental income in each of the three months ended June 30, 2014 and 2013, amounted to $22,373.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”).  The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land.  Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year.  Rental income for the six months ended June 30, 2014 and 2013, amounted to $88,207 and $0 respectively. Rental income for the three months ended June 30, 2014 and 2013, amounted to $41,276 and $0 respectively.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar project.  During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.  Rental for the six months ended June 30, 2014 and 2013, amounted to $169,425 and $0 respectively. Rental income in each of the three months ended June 30, 2014 and 2013, amounted to $169,425 and $0 respectively.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.  LONG-TERM DEBT

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility with a major institutional lender (the “Credit Facility”). As part of the closing of the acquisition by PWRS, approximately $6,941,000 was drawn on the Credit Facility including approximately $173,000 drawn to pay for bank fees.  The credit facility is intended to fund additional acquisitions.  The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings.

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

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of June 30, 2014 is approximately $730,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2015.  The balance of the Municipal Debt as of June 30, 2014 is approximately $109,000.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2014, Power REIT has an ongoing offering up to 175,000 shares of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”). The offering of Series A Preferred Stock is being made on a direct and continuous basis pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus pursuant to the shelf registration statement on Form S-3. The Series A Preferred Stock is redeemable by the Trust at par ($25 per share) on or after February 28, 2019. The Series A Preferred Stock is the first issuance by Power REIT of equity securities other than its common shares. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares. As of June 30, 2014, 130,000 shares of Preferred Stock have been sold for total gross proceeds of $3,250,000.

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

The initial number of shares of stock available for issuance under the Plan was 200,000 shares. During the third quarter of 2012, 30,000 shares of restricted common stock, and options to acquire 166,000 shares of common stock, were granted. During the second quarter of 2013, 1,600 shares of restricted common stock were granted to the trustees in lieu of cash compensation.  During the first quarter of 2014, 6,667 shares of restricted common stock that had not vested were forfeited pursuant to the terms of the grant.  During the first quarter of 2014, options to acquire 40,000 shares of common stock that had not vested were forfeited pursuant to the terms of the grant.  During the second quarter of 2014, options to acquire 20,000 shares of common stock were exercised.  During the second quarter of 2014, 1,500 shares of restricted common stock were granted to the independent trustees in lieu of cash compensation that vest over four quarters commencing with the second quarter of 2014.  During the second quarter of 2014, 40,000 shares of restricted common stock were granted to Mr. Lesser in lieu of cash compensation that vest over 12 quarterly periods commencing with the second quarter of 2014.  As of June 30, 2014, 7,567 common shares remain authorized and available for issuance.  The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: “the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis (including the OP Units of our Operating Partnership, if any), less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Options

The summary of Plan activity for the six months ended June 30, 2014, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	166,000	$7.96	$182,600
Plan Awards	-	-	-
Options Exercised	(20,000)	7.96	(22,000)
Options Forfeited	(40,000)	7.96	(44,000)
Balance as of June 30, 2014	106,000	7.96	$116,600
Options expected to vest June 30, 2014	70,666	7.96	$77,733
Options exercisable as of June 30, 2014	35,334	7.96	$38,867

For the quarters ended June 30, 2014 and 2013, the weighted average fair value of options vested, not vested and granted is $0.96 per share.   The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $9.06 at June 30, 2014.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2014, with respect to the Trust’s restricted stock, was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	20,400	$8.08
Plan Awards	41,500	9.06
Restricted Stock Vested	(4,108)	9.19
Restricted Stock Forfeited	(6,667)	7.96
Balance as of June 30, 2014	51,125	8.80

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Stock-based Compensation

During the six months ended June 30, 2014, the Trust recorded $75,532 of non-cash expense related to restricted stock and options granted under the Plan compared to $57,470 for the six months ended June 30, 2013.  During the quarter ended June 30, 2014, the Trust recorded $53,762 of non-cash expense related to restricted stock and options granted under the Plan compared to $30,962 for the quarter ended June 30, 2013.  As of June 30, 2014, there was approximately $433,000 of total unrecognized share-based compensation expense, which expense will be recognized through the fourth quarter of 2017.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

The Litigants have alleged that the Trust is a successor in interest in respect of the Railroad Lease.  If that allegation were to be decided against us in a fact-finding stage of the litigation, it could lead to liability and expenses. The Trust believes that it is not a successor in interest in respect of the Railroad Lease and is not constrained by any of the Railroad Lease restrictions.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

On September 13, 2013, the Trust filed a motion for summary judgment seeking dismissal of all of the claims against it primarily based on the fact that the Trust is not a party to the Lease.  On January 15, 2014, the Court heard oral arguments from the parties on the Trust’s motion. On October 16, 2013, the Litigants filed a motion seeking leave to supplement their claims to include: (i) nominal damages, (ii) enjoinment of Power REIT from taking actions in breach of the Lease Agreement, (iii) the withdrawal of NSC’s consent to the additional share by PWV; and (iv) the undoing of the reverse triangular merger. On June 19, 2014, the court denied the Trust’s motion but also denied Plaintiff’s motion seeking leave to supplement their claims with the exception of granting the motion to seek nominal damages.

The fact and expert discovery phases of the litigation have been completed with respect to the parties’ original claims and counterclaims, and their initial rounds of supplements thereto. Fact discovery with respect to P&WV’s August 2013 second supplement to its counterclaims, and the Litigants’ January 2014 pleading amendments made in response, was completed on May 31, 2014.  At a court conference on July 14, 2014, the court established the remaining briefing schedule such that the parties have a deadline of September 8, 2014 to file motions for summary judgment and all briefing related thereto is scheduled to be completed on October 28, 2014.  The court also indicated that it expected to have a final ruling on the case by February 2015.  There can be no assurance that this schedule will be met.

In connection with the litigation, P&WV incurred expenses of approximately $955,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012. During the six months ended June 30, 2014 and 2013, P&WV incurred expenses of approximately $261,000 and $481,000 respectively.  During the quarter ended June 30, 2014 and 2013, P&WV incurred expenses of approximately $148,000 and $241,000 respectively.  As of June 30, 2014, P&WV had incurred a total of approximately $1,918,000 of cumulative expenses related to the litigation, of which approximately $219,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

9.  RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30, 2014 and June 30 2013, Power REIT (on a consolidated basis) paid approximately $401,000 and $341,000 respectively, in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $450,000 had been billed, but not paid as of June 30, 2014.

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at June 30, 2014. (See Note 5).  On July 3, 2014, PWTS paid $130,194 of interest to HBP which represents the entire interest amount accrued from inception of the loan through June 30, 2014.

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

Power REIT is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011.  P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.  The Company’s investment strategy, which is focused on transportation and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

As of June 30, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 630 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 105 MW.  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the second quarter of 2014 and 2013 was approximately $462,000 and $251,000, respectively.  Net loss during the second quarter of 2014 and 2013 was approximately $699,000 and $100,000 respectively.  The difference between our 2014 and 2013 second quarter results was principally attributable to the following: $258,000 of additional rental income from acquired properties; offset by a $93,000 decrease of litigation expenses related to the NSC litigation; a $62,000 increase in general and administrative expense; a $361,000 increase in acquisition expenses; a $213,000 increase of unrealized interest rate swap expense; a $106,000 increase in interest expense related to loans to acquire property; and a $81,000 increase in finance expense related to loans to acquire property.  The increase in general and administrative expenses was attributable in part to the change of auditor and increased costs associated with preparation of our filing of Form 10K with the SEC.

Revenue during the six months ended June 30, 2014 and 2013 was approximately $760,000 and $503,000, respectively.  Net loss during the six months ended June 30, 2014 and 2013 was approximately $642,000 and $210,000 respectively.  The difference between our 2014 and 2013 six months ended June 30 results, was principally attributable to the following: $23,000 of additional rental income from acquired properties; offset by a $220,000 decrease of litigation expenses related to the NSC litigation; a $23,000 increase in general and administrative expense; a $365,000 increase in acquisition expenses; a $213,000 increase of unrealized interest rate swap expense; a $144,000 increase in interest expense related to loans to acquire property; and a $81,000 increase in finance expense related to loans to acquire property.  The increase in general and administrative expenses was attributable in part to the change of auditor and increased costs associated with preparation of our filing of Form 10K with the SEC.

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

During the second quarter of 2014, the Company completed the sale of 21,940 shares of Preferred Stock that have been sold for total gross proceeds of $548,500.

FUNDS FROM OPERATIONS – NON GAAP FINANCIAL MEASURES

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

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Company's operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts ("NAREIT"), include certain financial items that are not indicative of the results provided by the Company's asset portfolio and inappropriately affect the comparability of the Company's period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Company believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Company to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Company's performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Company's Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Core FFO Available to Common Shares	$147	$172	$346	$328
Growth - Core FFO	-13%		6%

Core FFO per common share	$0.09	$0.10	$0.21	$0.19
Growth - Core FFO per common share	-12%		7%

Weighted Average shares outstanding (basic)	1,671,638	1,676,955	1,673,185	1,676,955

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(699)	$(100)	$(642)	$(210)
Litigation expense	148	241	261	481
Property acquisition expenses	361	-	365	-
Stock-based compensation	54	31	76	57
Finance Expense	81	-	81	-
Amortization	50	-	53	-
Unrealized loss on interest rate swap	213	-	213	-
Preferred Stock Dividends	(61)	-	(61)	-
Core FFO Available to Common Shares	$147	$172	$346	$328

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

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Litigants have alleged that the Trust is a successor in interest in respect of the Railroad Lease.  If that allegation were to be decided against us in a fact-finding stage of the litigation, it could lead to liability and expenses. The Trust believes that it is not a successor in interest in respect of the Railroad Lease and is not constrained by any of the Railroad Lease restrictions.

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

On September 13, 2013, the Trust filed a motion for summary judgment seeking dismissal of all of the claims against it primarily based on the fact that the Trust is not a party to the Lease.  On January 15, 2014, the Court heard oral arguments from the parties on the Trust’s motion. On October 16, 2013, the Litigants filed a motion seeking leave to supplement their claims to include: (i) nominal damages, (ii) enjoinment of Power REIT from taking actions in breach of the Lease Agreement, (iii) the withdrawal of NSC’s consent to the additional share by PWV; and (iv) the undoing of the reverse triangular merger. On June 19, 2014, the court denied the Trust’s motion but also denied Plaintiff’s motion seeking leave to supplement their claims with the exception of granting the motion to seek nominal damages.

The fact and expert discovery phases of the litigation have been completed with respect to the parties’ original claims and counterclaims, and their initial rounds of supplements thereto. Fact discovery with respect to P&WV’s August 2013 second supplement to its counterclaims, and the Litigants’ January 2014 pleading amendments made in response, was completed on May 31, 2014.  At a court conference on July 14, 2014, the court established the remaining briefing schedule such that the parties have a deadline of September 8, 2014 to file motions for summary judgment and all briefing related thereto is scheduled to be completed on October 28, 2014.  The court also indicated that it expected to have a final ruling on the case by February 2015.  There can be no assurance that this schedule will be met.

In connection with the litigation, P&WV incurred expenses of approximately $955,000 during the year ended December 31, 2013, and $700,000 during the year ended December 31, 2012. During the six months ended June 30, 2014 and 2013, P&WV incurred expenses of approximately $261,000 and $481,000 respectively.  During the quarter ended June 30, 2014 and 2013, P&WV incurred expenses of approximately $148,000 and $241,000 respectively.  As of June 30, 2014, P&WV had incurred a total of approximately $1,918,000 of cumulative expenses related to the litigation, of which approximately $219,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2014: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

Date: August 14, 2014	By:	/s/ David H. Lesser
David H. Lesser
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer