Form 10-Q
period 2014-09-30
Power REIT
filed 2014-11-14
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,731,788 common shares, $0.001 par value, outstanding at November 7, 2014.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)	(See Note 1)
	September 30,	December 31,
	2014	2013
ASSETS
Land	$6,788	$2,368
Net investment in capital lease - railroad	9,150	9,150
Total real estate assets	15,938	11,518

Cash and cash equivalents	758	78
Other receivables	20	6
Prepaid expenses	35	8
Intangible assets, net	4,834	233
Other assets	995	203
TOTAL ASSETS	$22,580	$12,046

LIABILITIES AND EQUITY
Deferred revenue	$251	$6
Accounts payable	964	406
Accrued interest	45	55
Current portion of long-term debt	30	30
Current debt, related party	1,650	1,650
Other long-term debt	7,693	827
Interest rate swap	274	-
TOTAL LIABILITIES	10,907	2,974

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 138,499 issued and outstanding as of September 30, 2014 and 0 issued and outstanding as of December 31, 2013)	3,462	-

Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,731,788 and 1,676,955 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	2	2
Additional paid-in capital	10,683	10,476
Accumulated deficit	(2,474)	(1,406)
Total Equity	8,211	9,072
TOTAL LIABILITIES AND EQUITY	$22,580	$12,046

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE
Lease income from capital lease – railroad, net	$228	$229	$686	$686
Rental income	263	22	565	67
TOTAL REVENUE	491	251	1,251	753

EXPENSES
Amortization of intangible assets	60	-	113	-
General and administrative	43	86	212	213
Stock-based compensation	54	38	130	114
Property tax	1	2	17	7
Property acquisition expenses	-	49	365	49
Litigation expenses (see Note 8)	344	220	605	701
Finance expense	99	-	180	-
Unrealized loss on interest rate swap	61	-	274	-
Interest expense	132	38	300	62
TOTAL EXPENSES	794	433	2,196	1,146

NET LOSS	$(303)	$(182)	$(945)	$(393)

Loss Per Common Share:
Basic	$(0.21)	$(0.11)	$(0.63)	$(0.24)
Diluted	$(0.21)	$(0.11)	$(0.63)	$(0.24)

Weighted Average Number of
Shares Outstanding:
Basic	1,731,788	1,651,085	1,692,719	1,636,869
Diluted	1,731,788	1,651,085	1,692,719	1,636,869

Cash dividend per Common Share	-	-	-	$0.10

Cash dividend per Series A Preferred Share	$0.48	-	$0.48	-

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(945)	$(393)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	113	-
Amortization of debt costs	94	-
Change in unrealized loss on interest rate swap	274	-
Stock-based compensation	130	114

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(14)	11
(Increase) decrease in prepaid expense	(27)	(16)
Increase in other assets	(50)	(91)
Increase (decrease) in deferred revenue	245	(6)
Increase in accounts payable	558	214
Increase (decrease) in accrued interest	(10)	27
Net cash provided by (used in) operating activities	368	(140)

Investing Activities
Acquisition of land, net	(4,420)	(1,550)
Acquisition of intangibles	(4,714)	-
Net cash used in investing activities	(9,134)	(1,550)

Financing Activities
Principal payment on long-term debt	(75)	-
Net proceeds from issuance of common stock	-	219
Net proceeds from issuance of preferred stock	3,381	-
Proceeds from other long-term debt	6,941	1,584
Payments for deferred finance costs	(835)	-
Proceeds from exercise of stock options	158	-
Cash dividends paid on common stock	-	(165)
Cash dividends paid on preferred stock	(124)	-
Net cash provided by financing activities	9,446	1,638

Net increase (decrease) in cash and cash equivalents	680	(52)

Cash and cash equivalents, beginning of period	78	366

Cash and cash equivalents, end of period	$758	$314

Non cash investing and financing activities:
Amortization of preferred stock costs	$80	$-
Supplemental disclosure of cash flow information:
Interest paid	$310	$27

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power REIT believes NSC is responsible for additional rent and other amounts, which is currently the subject of litigation.  (See Note 8).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter.  Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis.  For each of the nine months ended September 30, 2014 and 2013 rent has been recorded in the amount of $67,122. For each of the three months ended September 30, 2014 and 2013 rent has been recorded in the amount of $22,374. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a number of solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  For the nine months ended September 30, 2014 and 2013, PWTS recorded rental income of $127,905 and $0, respectively. For the three months ended September 30, 2014 and 2013, PWTS recorded rental income of $39,699 and $0, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a solar project with an aggregate generating capacity of approximately 82 Megawatts that is under construction and is in Kern County, California near Bakersfield.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which is targeted for December 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million.  For the nine months ended September 30, 2014 and 2013, PWRS recorded rental income of $370,204 and $0 respectively. For the three months ended September 30, 2014 and 2013, PWRS recorded rental income of $200,779 and $0 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition) to September 30, 2014.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on the Trust’s consolidated balance sheet between Land and Intangibles related thereto based on a report from an independent consultant.  The total amount of intangibles established was $237,471, which will be amortized over a 24.6-year period. For the nine months ended September 30, 2014 and 2013, the amount of this intangible that was amortized was $7,240 and $0, respectively.  For the three months ended September 30, 2014 and 2013, the amount of this intangible that was amortized was $2,413 and $0, respectively.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

A portion of the acquisition price of the assets acquired by PWRS have been allocated on the Trust’s consolidated balance sheet between Land and Intangibles related thereto based on an analysis generated by the management of the Trust. The total amount of intangibles established was $4,713,548 which will be amortized over a 20.7-year period which is the estimated primary term of the lease. For the nine months ended September 30, 2014 and 2013, the amount of this intangible that was amortized was $104,863 and $0, respectively.  For the three months ended September 30, 2014 and 2013, the amount of this intangible that was amortized was $56,872 and $0, respectively.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

In determining fair value, the Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk.
The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity.  Financial assets and liabilities reported or disclosed at fair value were as follows:

September 30, 2014
($ in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$758	$-	$-	$758
Total at fair value	$758	$-	$-	$758

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	7,693	-	7,693
Interest rate swap(4)	-	274	-	274
Total at fair value	$-	$9,617	$-	$9,617

(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Current debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)
Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012 and PWRS in connection with its acquisition of property in April 2014. (See Note 5, Long-term Debt.)

(4)
The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility.  The interest rate swap is designated as a Level 2 instrument.  The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and of its counterparties.  The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at September 30, 2014.

December 31, 2013
($ in thousands)

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$78	$-	$-	$78
Total at fair value	$78	$-	$-	$78
Liabilities
Long-term debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	827	-	827
Total at fair value	$-	$2,477	$-	$2,477

(1)	Comprises money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2)	Long-term debt, related party, comprises $1,650,000 borrowed by PWTS from Hudson Bay Partners, L.P., a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

(3)	Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 5, Long-term Debt.)

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Basic and Diluted Net Loss per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive shares where the average market price of the common stock exceeds the exercise prices for the respective periods.

During the nine months and three months ended September 30, 2014, there were 106,000 potential shares of common stock that were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the nine months and three months ended September 30, 2013, there were 166,000 potential shares of common stock that were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

3. ACQUISITIONS

Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects, and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

As of July 12, 2013, the Trust’s wholly-owned subsidiary PWTS acquired approximately 100 acres of land located in Tulare County, California, near Fresno, for $1,550,000, not including transaction costs.  The land is leased to over 20MW of utility scale solar projects with long-term power purchase agreements with either Southern California Edison or Pacific Gas & Electric.  All of the  PWTS solar projects have achieved commercial operations.  Pursuant to the lease agreements, the lessees are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance, in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

The following table summarizes the fair values of the assets acquired as of July 12, 2013:

Land	$1,312,529
Intangible assets subject to amortization:
Leases in-place	105,217
Leasing commission	85,472
Legal and marketing costs	46,782
Total assets acquired	$1,550,000

As of April 14, 2014, the Trust’s wholly-owned indirect subsidiary, PWRS acquired approximately 447 acres of land located in Kern County, California, near Bakersfield for $9,183,548 not including transaction costs.  The land is leased to a solar project with an aggregate generating capacity of approximately 82 Megawatts.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which is targeted for December 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The following table summarizes the fair values of the assets acquired as of April 14, 2014:

Land	$4,470,000
Intangible assets subject to amortization:
Leases in-place	4,713,548
Total assets acquired	$9,183,548

Financial and non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of land and related assets acquired related to acquisitions made in 2014 and 2013.  The fair values of these assets were determined as of the acquisition dates using widely accepted valuation techniques, discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, and (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  In general, multiple valuation techniques were considered when measuring fair values.  However, in certain circumstances, a single valuation technique may be appropriate.  All of the fair values of the assets as of the acquisition dates were derived using Level 3 inputs.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term (unless extended at the option of NSC) or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  (See Note 8).

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee.  The lease commenced on December 1, 2011 and has approximately nineteen years left on the initial term.   The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined.  PWSS assumed the existing lease upon its acquisition of the Salisbury land.  Rent is paid quarterly in advance with a 1.0% annual escalation.  Rental income in each of the nine months ended September 30, 2014 and 2013, amounted to $67,120. Rental income in each of the three months ended September 30, 2014 and 2013, amounted to $22,373.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”).  The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land.  Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year.  Rental income for the nine months ended September 30, 2014 and 2013, amounted to $127,905 and $0 respectively. Rental income for the three months ended September 30, 2014 and 2013, amounted to $39,699 and $0 respectively.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar project.  During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.  Rental for the nine months ended September 30, 2014 and 2013, amounted to $370,204 and $0 respectively. Rental income in each of the three months ended September 30, 2014 and 2013, amounted to $200,779 and $0 respectively.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

5.  LONG-TERM DEBT

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility with a major institutional lender (the “Credit Facility”). As part of the closing of the acquisition by PWRS, approximately $6,891,000 was drawn on the Credit Facility including approximately $173,000 drawn to pay for bank fees.  The credit facility is intended to fund additional acquisitions.  The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings.  The outstanding balance of the Credit facility as of September 30, 2014 is approximately $6,891,000.

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

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of September 30, 2014 is approximately $724,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2015.  The balance of the Municipal Debt as of September 30, 2014 is approximately $103,000.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

As of September 30, 2014, Power REIT has an ongoing offering up to 175,000 shares of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”). The offering of Series A Preferred Stock is being made on a direct and continuous basis pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus pursuant to the shelf registration statement on Form S-3. The Series A Preferred Stock is redeemable by the Trust at par ($25 per share) on or after February 28, 2019. The Series A Preferred Stock is the first issuance by Power REIT of equity securities other than its common shares. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares. As of September 30, 2014, 138,499 shares of Preferred Stock have been sold for total gross proceeds of $3,462,475.

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

The initial number of shares of stock available for issuance under the Plan was 200,000 shares. During the third quarter of 2012, 30,000 shares of restricted common stock, and options to acquire 166,000 shares of common stock, were granted. During the second quarter of 2013, 1,600 shares of restricted common stock were granted to the trustees in lieu of cash compensation.  During the first quarter of 2014, 6,667 shares of restricted common stock that had not vested were forfeited pursuant to the terms of the grant.  During the first quarter of 2014, options to acquire 40,000 shares of common stock that had not vested were forfeited pursuant to the terms of the grant.  During the second quarter of 2014, options to acquire 20,000 shares of common stock were exercised.  During the second quarter of 2014, 1,500 shares of restricted common stock were granted to the independent trustees in lieu of cash compensation that vest over four quarters commencing with the second quarter of 2014.  During the second quarter of 2014, 40,000 shares of restricted common stock were granted to Mr. Lesser in lieu of cash compensation that vest over 12 quarterly periods commencing with the second quarter of 2014.  As of September 30, 2014, 7,567 common shares remain authorized and available for issuance.  The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: “the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis (including the OP Units of our Operating Partnership, if any), less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Options

The summary of Plan activity for the nine months ended September 30, 2014, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	166,000	$7.96	$137,780
Plan Awards	-	-
Options Exercised	(20,000)	7.96
Options Forfeited	(40,000)	7.96
Balance as of September 30, 2014	106,000	7.96	$233,200
Options expected to vest September 30, 2014	35,333	7.96	$77,733
Options exercisable as of September 30, 2014	70,667	7.96	$155,467

For the quarters ended September 30, 2014 and 2013, the weighted average fair value of options vested, not vested and granted is $0.96 per share.   The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $10.16 at September 30, 2014.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2014, with respect to the Trust’s restricted stock, was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	20,400	$8.08
Plan Awards	41,500	9.06
Restricted Stock Vested	(14,483)	8.39
Restricted Stock Forfeited	(6,667)	7.96
Balance as of September 30, 2014	40,750	8.88

Plan Award Assumptions

The term of each option granted during 2012 is 10 years. The Trust recognizes share-based payment expenses based on grant date fair values and market closing price.  Restricted stock is valued based on the market price of common stock on the grant date.

The Trust uses historical data to estimate dividend yield and volatility and the “simplified approach” as described in the SEC Staff Accounting Bulletins 107 and 110 to determine the expected term.  The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date.   The Trust does not have historical data of forfeiture, and as a policy, has used an estimate of the forfeiture rate in calculating unrecognized share-based compensation expense.  Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Stock-based Compensation

During the nine months ended September 30, 2014, the Trust recorded $129,515 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $114,000 for the nine months ended September 30, 2013.  During the quarter ended September 30, 2014, the Trust recorded approximately $53,983 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $38,000 for the quarter ended September 30, 2013.  As of September 30, 2014, there was approximately $379,000 of total unrecognized share-based compensation expense, which expense will be recognized through the fourth quarter of 2017.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful with certain of its counterclaims, it can terminate the Railroad Lease and demand from NSC payment of the indebtedness.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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

The fact and expert discovery phases of the litigation have been completed.  At a court conference on July 14, 2014, the court established the remaining briefing schedule such that the parties have a deadline of September 8, 2014 to file motions for summary judgment and all briefing related thereto was completed on November 4, 2014.  On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, NSC and WLE filed an opposition to such motion.  On September 8, 2014, NSC and WLE filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion.  The court also indicated that it expected to have a final ruling on the case by February 2015.  There can be no assurance that this schedule will be met.

During the nine months ended September 30, 2014 and 2013, P&WV incurred litigation related expenses of approximately $605,000 and $701,000, respectively.  During the quarter ended September 30, 2014 and 2013, P&WV incurred litigation related expenses of approximately $344,000 and $220,000, respectively.  As of September 30, 2014, P&WV had incurred a total of approximately $2,262,000 of cumulative expenses related to the litigation, of which approximately $336,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

9.  RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30, 2014 and 2013, Power REIT (on a consolidated basis) paid approximately $676,000 and $435,000 respectively, in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $491,000 had been billed, but not paid as of September 30, 2014.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at September 30, 2014. The interest expense related to this secured bridge loan for the nine months ended September 30, 2014 and 2013, amounted to $127,761 and $23,538 respectively.  Interest expense related to this secured bridge loan for the three months ended September 30, 2014 and 2013, amounted to $41,589 and $23,538 respectively. (See Note 5).

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

As of September 30, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW.  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the third quarter of 2014 and 2013 was approximately $491,000 and $251,000, respectively.  Net loss during the third quarter of 2014 and 2013 was approximately $303,000 and $182,000, respectively.  The difference between our 2014 and 2013 third quarter results were principally attributable to the following: $241,000 of additional rental income from acquired properties; a $43,000 decrease in general and administrative expense; a $61,000 increase of unrealized interest rate swap expense; a $94,000 increase in interest expense related to loans to acquire property; a $99,000 increase in finance expense related to loans to acquire property; offset by a $124,000 increase of litigation expenses related to the NSC litigation.

Revenue during the nine months ended September 30, 2014 and 2013 was approximately $1,251,000 and $753,000, respectively.  Net loss during the nine months ended September 30, 2014 and 2013 was approximately $945,000 and $394,000 respectively.  The difference between our 2014 and 2013 nine months ended September 30 results, were principally attributable to the following: $498,000 of additional rental income from acquired properties; a $96,000 decrease of litigation expenses related to the NSC litigation; a $316,000 increase in acquisition expenses; a $274,000 increase of unrealized interest rate swap expense; a $238,000 increase in interest expense related to loans to acquire property; a $180,000 increase in finance expense related to loans to acquire property

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. The Trust expects that it will continue to incur substantial litigation expenses during the remainder of 2014 related to the NSC litigation.

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

During the third quarter of 2014, the Company completed the sale of 8,499 shares of Preferred Stock that have been sold for total gross proceeds of $212,475.

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

CORE FUNDS FROM OPERATIONS (FFO)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Core FFO Available to Common Shares	$254	$126	$600	$471
Growth - Core FFO	102%		28%

Core FFO per common share	0.15	0.08	0.35	0.29
Growth - Core FFO per common share	88%		21%

Weighted Average shares outstanding (basic)	1,731,788	1,651,085	1,692,719	1,636,869

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(303)	$(182)	$(945)	$(393)
Litigation expense	344	220	605	701
Property acquisition expenses	-	49	365	49
Stock-based compensation	54	38	130	114
Finance expense	99	-	180	-
Amortization	60	-	113	-
Unrealized loss on interest rate swap	61	-	274	-
Preferred stock dividends	(61)	-	(122)	-
Core FFO Available to Common Shares	$254	$125	$600	$471

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Trust is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

(a)  Evaluation of  Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2014 were not effective. Management understands that there are material weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting.  Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and does not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.  However, as part of its review, management has identified the following material weaknesses in our disclosure controls and procedures:

●	Ineffective segregation of duties, which includes monitoring controls, between the members of management;
●	Lack of resources to handle technical and financial reporting matters for complex and unusual matters; and
●	Lack of independent timely and effective review of the consolidated financial statements.

Management is currently evaluating what steps should be taken in order to address these material weaknesses.

 (b)  Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2014, other than as noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest.  If P&WV is successful with certain of its counterclaims, it can terminate the Railroad Lease and demand from NSC payment of the indebtedness.

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

The fact and expert discovery phases of the litigation have been completed.  At a court conference on July 14, 2014, the court established the remaining briefing schedule such that the parties have a deadline of September 8, 2014 to file motions for summary judgment and all briefing related thereto was completed on November 4, 2014.  On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, NSC and WLE filed an opposition to such motion.  On September 8, 2014, NSC and WLE filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion.  The court also indicated that it expected to have a final ruling on the case by February 2015.  There can be no assurance that this schedule will be met.

During the nine months ended September 30, 2014 and 2013, P&WV incurred litigation related expenses of approximately $605,000 and $701,000, respectively.  During the quarter ended September 30, 2014 and 2013, P&WV incurred litigation related expenses of approximately $344,000 and $220,000, respectively.  As of September 30, 2014, P&WV had incurred a total of approximately $2,262,000 of cumulative expenses related to the litigation, of which approximately $336,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2014: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

Date: November 14, 2014	By:	/s/ David H. Lesser
David H. Lesser
Chairman of the Board & Chief Executive Officer, Secretary and Treasurer