Form 10-K
period 2014-12-31
Power REIT
filed 2015-03-31
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2014, the Registrant’s most recently completed second fiscal quarter, was approximately $12,808,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2014 of $9.06.  For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 24, 2015, there were 1,731,788 common shares outstanding and 144,636 Series A $25 par value  Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2014.

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which is currently the subject of litigation.  (See Item 3, Legal Proceedings).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis.  For each of the twelve months ended December 31, 2014 and 2013 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  For the years ended December 31, 2014 and 2013, PWTS recorded rental income of $167,603 and $39,375, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million.  For the twelve months ended December 31, 2014 and 2013, PWRS recorded rental income of $570,983 and $0 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition).

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility in April 2014 with a major institutional lender (the “Credit Facility”).  Financo is the owner of PWRS.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 52% and 33%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2014.

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees.  He also serves as our Chief Executive Officer, Secretary and Treasurer.  Currently, Power REIT has no other officers or employees.  As Power REIT’s business grows, the Company will from time to time evaluate its staffing and third party service provision needs and adjust its staffing and third party service arrangements as necessary.

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

As of December 31, 2014, the Company had four investments, consisting of its ownership of its four investment subsidiaries: P&WV, PWSS, PWTS and PWRS.  Payments from NSC to P&WV under the Railroad Lease represented approximately 52% and 88% of Power REIT’s consolidated revenues in 2014 and 2013, respectively.  Payments from PWRS’s tenant represented approximately 33% and 0% of Power REIT’s consolidated revenues in 2014 and 2013.  As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

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

The litigation involves various risks. The Registrant or P&WV might not prevail on issues or claims that they believe they should win.  In addition, connection with the litigation, P&WV incurred expenses of approximately $1,050,000 and $956,000 during the years ended December 31, 2014 and 2013 respectively. As of December 31, 2014, P&WV had incurred a total of approximately $2,261,000 of expenses related to the litigation, of which approximately $1,621,000 had been paid and approximately $640,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC.

Furthermore, the litigation constitutes a dispute with the Power REIT group’s highest-paying lessee. As of the fourth quarter of 2014, NSC has continued to make its quarterly base rental payments ($228,750 per quarter), despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

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

We believe we have sufficient liquidity and access to financing to fund the litigation discussed above and our other operations and expansion plans. However, if this were not to be the case, our business could be disrupted.  We temporarily suspended dividend payments on our common stock starting with the second quarter of 2013 which is likely to continue until the ongoing costs of the litigation diminish.  In order to fund the litigation, we could be required to continue this suspension for a substantial amount of time, or reduce other cash outflows, or forego investment opportunities.  Any such development could adversely affect our business and our share prices.

We may incur additional indebtedness, which may adversely affect our financial condition and limit our ability to pay dividends.

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2014, we and our subsidiaries had approximately $11.2 million of indebtedness and other liabilities, a substantial portion of which is secured.  We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock.  As of December 31, 2014, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.6 million of its Series A Preferred Stock.  This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure.  The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

Our quarterly results may fluctuate.

We could experience fluctuations in our quarterly operating results due to a number of factors, including variations in the returns on our current and future investments, the interest rates payable on our debt, the level of our expenses, the levels and timing of the recognition of our realized and unrealized gains and losses, the degree to which we encounter competition in our markets and other business, market and general economic conditions. Consequently, our results of operations for any current or historical period should not be relied upon as being indicative of performance in any future period.

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

Power REIT’s common shares are traded on the NYSE MKT under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2014, the average daily trading volume for the Company’s common shares was approximately 4,594 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE MKT under the ticker “PW PRA”.  The Series A Preferred Stock has only been listed since March 18, 2014, it has not yet achieved significant trading volumes over a material amount of time and even if an active and liquid trading market for the Series A Preferred Stock develops, it may not be sustained. Nevertheless, because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

2.
PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2014.  At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.
PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms.  Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.
PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 52% and 33%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2014.  During the twelve months ended December 31, 2013,  payments from P&WV’s tenant represented approximately 88% of Power REIT’s consolidated revenues.  PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 11, 2015, had approximately $12.4 billion of total stockholders’ equity as of December 31, 2014, and earned approximately $2 billion of net income during its fiscal year ended December 31, 2014.

Item 3.  Legal Proceedings.

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion.  On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion.  On December 16, 2014, the court held oral argument on both of the pending motions for Summary Judgment.  During this hearing, the court did not provide specific feedback regarding its intentions or an update with respect to timing for its ruling.  P&WV remains optimistic with how it has presented its case and the merits of its claims.  There can be no assurance that P&WV will prevail on any of its claims.

P&WV has provided key court filings in the litigation on its website (www.pwreit.com) under a tab called “P&WV Litigation Update” which is under the “Investor Relations” tab.  The provided documents and accompanying supporting documents are not comprehensive or complete and the full case docket is available from the Public Access to Court Records (PACER) website.  Power REIT encourages interested parties to review all the public filings available on PACER and to review the risks and disclosures in Power REIT’s Annual Report filed on Form 10-k and other documents filed from time to time with the Securities and Exchange Commission (SEC).

In connection with the litigation, P&WV incurred expenses of approximately $1,050,000 and $956,000 during the years ended December 31, 2014 and 2013 respectively. As of December 31, 2014, P&WV had incurred a total of approximately $2,261,000 of expenses related to the litigation, of which approximately $1,621,000 had been paid and approximately $642,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

See “Risk Factors” under Item 1A of this document for a discussion of risks related to the litigation.

Item 4.  Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE MKT under the symbol “PW”.  As of March 23, 2015, there were approximately 464 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE MKT as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2014
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$9.50	$9.35	$10.85	$10.23
Low	8.80	8.90	8.86	8.35
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2013
	March 31		June 30	Sept. 30	Dec. 31
Closing Price:
High	$11.20		$10.87	$8.91	$8.79
Low	9.93		8.08	7.78	8.09
Dividends Paid	0.10	*	0.00	0.00	0.00

   * A dividend of $0.10 per common share was declared on January 3, 2013 and paid on January 25, 2013.

During the first quarter of 2015 through March 20, 2014, the NYSE MKT price per share of our common shares hit a high of $9.96 and a low of $8.08.

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

The Company temporarily suspended its dividend payments on our common shares starting with the second quarter of 2013 which is likely to continue until the ongoing costs of the litigation with NSC diminish. See Item 3, Legal Proceedings.  During 2014, the Company paid approximately $191,000 of dividends on its Series A Preferred Stock.

Item 6.   Selected Financial Data.

Not applicable.

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During 2014, Power REIT acquired its approximately 447 acres of land leased to a California solar farm through its wholly-owned subsidiary, PWRS. The PWRS transaction is consistent with Power REIT’s business strategy of acquiring real estate that is leased to renewable generation projects.

As previously disclosed in our public filings with the SEC CohnReznick LLP resigned as the Company’s independent registered public accounting firm effective November 14, 2014 and effective January 20, 2015, the Company retained MaloneBailey, LLP as its independent registered public accounting firm.   Consistent with the foregoing, the consolidated financial statements included in this document as of and for the year ended December 31, 2014 have been audited by MaloneBailey, LLP  and the consolidated financial statements included in this document as of and for the year ended December 31, 2013 have been audited by CohnReznick LLP

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2014 and 2013 was approximately $1,743,000 and $1,044,000, respectively.  Consolidated net loss in fiscal years 2014 and in 2013 was approximately $(1,557,000) and $(482,000), respectively.  The difference between our 2014 and 2013 consolidated results was principally attributable to the following: increases in rent revenue resulting from the acquisition of real property by PWRS in 2014 and PWTS in 2013; an increase in property acquisition costs from approximately $49,000 in 2013 to approximately $365,000 in 2014; an increase in unrealized loss on interest rate swap from $0 in 2013 to approximately $528,000 in 2014; an increase in interest expense from approximately $95,000 in 2013 to approximately $715,000 in 2014 related to assets acquired by PWRS in 2014 and PWTS in 2013 which were partially funded with debt.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs (although in presenting our expenses in our consolidated statements of operations, in both 2014 and 2013 we have broken out legal and other professional fees relating to our litigation with NSC into the separate line item “litigation expenses”).  In addition, the Company has cash outlays related to the ownership and financing of its assets, including the assets acquired by PWRS and PWTS.  It is hard to project the level of expenses the Company will incur in 2015 related to the P&WV litigation since it will be dependent on how and when the court rules on pending motions for Summary Judgment. The Company further expects that the remainder of its G&A expenses will continue to increase in 2015 and beyond as it further implements its business plan.

For Fiscal year 2014, P&WV and PWRS contributed approximately 52% and 33% of consolidated revenue, respectively.  For the fiscal year 2013, P&WV accounted for contributed approximately 88% of the Company’s consolidated revenue. Both total assets and liabilities increased from year-end 2013 to year-end 2014, principally as a result of the purchase of the PWRS property in 2014.  If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2014, the Company’s net cash used in operating activities was approximately $108,000.  During the year ended December 31, 2013, the Company’s net cash used in operating activities was approximately $371,000.

During the year ended December 31, 2014, the Company’s net cash used in investing activities was approximately $2,242,000 due to the land acquisitions made in 2014.  During the year ended December 31, 2013, the Company’s net cash used in investing activities was approximately $1,550,000, due to the land acquisitions made in 2013.

During the year ended December 31, 2014, the Company’s net cash provided by financing activities was approximately $2,925,000, due principally to the net proceeds from the issuance of its Series A Preferred Stock of approximately $3,492,000 and the sale of commons shares as a result of the exercise of options of approximately $159,000, offset by an increase in capitalized debt costs of approximately $891,000, the payment of dividends on the Series A Preferred Stock of approximately $191,000 and payments on debt of approximately 30,000.  During the year ended December 31, 2013, the Company’s net cash provided by financing activities was approximately $1,633,000, comprised principally to the receipt of borrowed funds of approximately $2,400,000 offset by payments on debt of approximately $820,000 and to a lesser extent to the receipt of proceeds from sales of common stock of approximately $219,000, offset by dividends paid of $165,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. As of December 31, 2014, the Company had closed on the sale of approximately $3,616,000 of its Series A $25 Par Value Preferred Stock, and the offering, being conducted pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus, was continuing.  As of March 17, 2015 no additional no shares of preferred stock have been sold.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm.  That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser.  In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan.  The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule.  The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company.  The balance of the PWSS Term Loan as of December 31, 2014 was approximately $718,000.  As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2014 was approximately $103,000.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP, in the form of an A note and a B Note, to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both notes have an eighteen-month maturity and require interest-only payments at six-month intervals or upon a prepayment.  The loan is secured by a first lien mortgage on PWTS’s property and a parent guarantee from the Registrant.  As of January 2014, PWTS and HBP agreed to extend the maturity to January 2016.  It is the Company’s intention to refinance the loan with long-term, third party financing as soon as practical.

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishment of its approximately $26 million credit faclity.  The credit facility carries a floating rate calculated as based on a spread of 350 basis points over LIBOR. The balance of the PWRS Term Loan as of December 31, 2014 is approximately $6,891,000.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2014 is as follows:

Long-term debt
2015	$1,848,709
2016	243,117
2017	222,946
2018	216,670
2019	6,177,255
Thereafter	659,425
Long-term Debt	$9,368,122

Related Party Transactions

For information concerning loans extended to the Company by Hudson Bay Partners, LP, an affiliate of our Chairman and CEO, see “—Borrowings”, above.  For information concerning other related party transactions, see Note 9 to the consolidated financial statements appearing following Item 15 of this document, which is incorporated herein by reference.

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

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements.  We believe that our revenue recognition policies meet these criteria.  These policies are as follows:

●
Railroad Lease.  The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the balance sheet.  During 2013, PWV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid.  Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation. See Item 3, Legal Proceedings.

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

For further information, see Note 1 to the consolidated financial statements appearing following Item 15 of this document, which is incorporated herein by reference.

Non GAAP Financial Measures – Funds From Operations

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

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	2014	2013

Core FFO Available to Common Shares	$830,087	$676,332
Growth - Core FFO	23%

Core FFO per common share	0.49	0.41
Growth - Core FFO per common share	20%

Weighted Average shares outstanding (basic)	1,702,487	1,668,549

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	2014	2013
Net loss	$(1,556,489)	$(481,477)
Litigation expense	1,049,553	955,749
Property acquisition expenses	364,920	48,592
Stock-based compensation	180,646	145,200
Interest Expense - Unused facility fee	104,990	-
Interest Expense - Amortization of Debt Costs	178,020	3,797
Amortization	171,388	4,471
Unrealized loss on interest rate swap	528,040	-
Preferred stock dividends	(190,981)	-
Core FFO Available to Common Shares	$830,087	$676,332

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

This information appears following Item 15 of this document and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a- 15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2014 were effective, having implemented the remediation measures relating to the material weaknesses identified as of September 30, 2014 as discussed below.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As of September 30, 2014, as a result of management’s evaluation of our disclosure controls and procedures, management concluded that we had material weaknesses in our disclosure controls and procedures. The material weaknesses we identified related to ineffective segregation of duties, lack of resources to handle technical and financial reporting matters for complex and unusual matters and lack of independent, timely and effective review of the consolidated financial statements.

Management’s Remediation Activities

With the oversight of senior management and our audit committee, we executed the implementation of remediation steps in the fourth quarter of 2014.  During the fourth quarter of 2014, management established new procedures for the involvement of the Audit Committee in the oversight of accounting and timely reviews of the financial statements and the underlying recorded transactions. In addition, the Company established a relationship with a CPA firm for the purpose of assisting, when necessary, in the accounting for complex transactions.

We believe the measures described above have remediated the material weaknesses we identified and strengthened our internal control over financial reporting. These improvements to our internal control infrastructure were implemented in the fourth quarter of 2014, and were in place in connection with the preparation of our financial statements for the year ended December 31, 2014. As such, we believe that the remediation initiative outlined above was sufficient to remediate the material weaknesses as discussed above.

Changes in Internal Control Over Financial Reporting
Other than the changes described above under “Management’s Remediation Activities,” there were no changes in our internal controls over financial reporting identified in management’s evaluation that occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Item 9B.  Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2014.

Item 11.   Executive Compensation.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2014.

Item 14.   Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2014.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

A list of all financial statements, financial statement schedules and related information filed as part of this document is set forth starting on page F-1 hereof.

A list of all exhibits that are filed as a part of this document is set forth below:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to such exhibit to the Registrants Form 10-K filed with the Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

21.1	Subsidiaries of the Registrant, filed herewith.*

23.1	Consent of MaloneBailey, LLP, filed herewith.*

23.2	Consent of CohnReznick LLP, filed herewith.*

31.1	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser, filed herewith.*

32.1	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser, filed herewith.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2014: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.
____________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

Date: March 31, 2015	By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, Secretary and Treasurer
(Principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO, Secretary and Treasurer	March 31, 2015
David H. Lesser

/s/ Virgil E. Wenger	Trustee	March 31, 2015
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 31, 2015
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 31, 2015
Patrick R. Haynes, III

POWER REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Power REIT
Old Bethpage, NY

      We have audited the accompanying consolidated balance sheet of Power REIT and its subsidiaries (collectively, the Company) as of December 31, 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power REIT and its subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey LLP
www.malone-bailey.com
Houston, Texas

March 31, 2015

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

/s/ CohnReznick LLP
New York, NY

April 1, 2014

POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
ASSETS
Land	$6,788,067	$2,368,082
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	11,518,082

Cash and cash equivalents	654,381	78,113
Other receivables	1,054	6,164
Prepaid expenses	13,576	7,576
Intangible assets, net of accumulated amortization	4,775,161	233,001
Other assets	957,231	203,265
TOTAL ASSETS	$22,339,470	$12,046,201

LIABILITIES AND EQUITY
Deferred revenue	$25,582	$5,648
Accounts payable	1,214,219	406,758
Accrued interest	46,873	55,231
Current portion of long-term debt	198,709	29,636
Long term debt, related party	1,650,000	1,650,000
Other long-term debt	7,519,413	826,819
Interest rate swap	528,040	-
TOTAL LIABILITIES	11,182,836	2,974,092

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of Dec. 31, 2014 and 0 issued and outstanding as of December 31, 2013)	3,492,149	-

Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,731,788 and 1,676,955 shares issued and outstanding as of Dec. 31, 2014 and December 31, 2013, respectively)	1,732	1,677
Additional paid-in capital	10,815,889	10,476,098
Accumulated deficit	(3,153,136)	(1,405,666)
Total Equity	7,664,485	9,072,109

TOTAL LIABILITIES AND EQUITY	$22,339,470	$12,046,201

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013
REVENUE
Lease income from capital lease – railroad, net	$915,000	$915,000
Rental income	828,080	128,869
Interest income	109	23
TOTAL REVENUE	1,743,189	1,043,892

EXPENSES
Amortization of intangible assets	171,388	-
General and administrative	255,496	272,592
Stock-based compensation	180,646	145,200
Property tax	34,741	8,416
Property acquisition expenses	364,920	48,592
Litigation expenses (see note 12)	1,049,553	955,749
Interest expense	714,894	94,820
Unrealized loss on interest rate swap	528,040	-
TOTAL EXPENSES	3,299,678	1,525,369

NET LOSS	(1,556,489)	(481,477)

Preferred Stock Dividends	190,981	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(1,747,470)	$(481,477)

Loss Per Common Share:
Basic	$(1.03)	$(0.29)
Diluted	$(1.03)	$(0.29)

Weighted Average Number of Shares Outstanding:
Basic	1,702,487	1,668,549
Diluted	1,702,487	1,668,549

Cash dividend per Series A Preferred Share	$1.45	-

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014 and 2013

			Additional
	Common Shares		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	1,623,250	$1,623	$10,111,647	$(758,864)	$9,354,406
Net loss	-	-	-	(481,477)	(481,477)
Cash Dividends - Common Stock ($0.10 per weighted average basic share)	-	-	-	(165,325)	(165,325)
Issuance of Common Shares	53,705	54	219,251	-	219,305
Stock-based compensation	-	-	145,200	-	145,200
Balance at December 31, 2013	1,676,955	1,677	10,476,098	(1,405,666)	9,072,109

Net loss	-	-	-	(1,556,489)	(1,556,489)
Issuance of Common Shares from exercise of options	20,000	20	159,180	-	159,200
Cash Dividends - Preferred Stock ($1.9375 per weighted average share outstanding)	-	-	-	(190,981)	(190,981)
Stock-based compensation	34,833	35	180,611	-	180,646
Balance at December 31, 2014	1,731,788	$1,732	$10,815,889	$(3,153,136)	$7,664,485

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Operating activities
Net loss	$(1,556,489)	$(481,477)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	171,388	4,471
Change in unrealized loss on interest rate swap	528,040	-
Amortization of debt costs	178,020	3,797
Stock-based compensation	180,646	145,200

Changes in operating assets and liabilities
(Increase) decrease in other receivables	5,110	4,890
(Increase) decrease in prepaid expense	(6,000)	(1,788)
Increase in other assets	5,111	(158,218)
Increase (decrease) in deferred revenue	(46,307)	(8,492)
Increase in Prepaid Rent	19,934	-
Increase in accounts payable	421,290	65,916
Increase (decrease) in accrued interest	(8,358)	54,902
Net cash provided by (used in) operating activities	(107,615)	(370,799)

Investing Activities
Acquisition of land, net	(2,242,104)	(1,312,529)
Acquisition of intangibles	-	(237,471)
Net cash used in investing activities	(2,242,104)	(1,550,000)

Financing Activities
Principal payment on long-term debt	(29,762)	(21,012)
Net proceeds from issuance of common stock	-	219,305
Net proceeds from issuance of preferred stock	3,492,149	-
Proceeds from other long-term debt	-	750,000
Payment of deferred finance costs	(504,619)
Proceeds from long-term debt, related party	-	1,650,000
Payment on long-term debt, related party	-	(800,000)
Proceeds from exercise of stock options	159,200	-
Cash dividends paid on common stock	-	(165,325)
Cash dividends paid on preferred stock	(190,981)	-
Net cash provided by financing activities	2,925,987	1,632,968

Net increase (decrease) in cash and cash equivalents	576,268	(287,831)

Cash and cash equivalents, beginning of year	78,113	365,944

Cash and cash equivalents, end of year	$654,381	$78,113

Supplemental disclosure of cash flow information:
Interest paid	$440,241	$41,556

Non-cash investing and financing activities:
Purchase of land and intangibles with debt	$6,891,249	$-
Unpaid deferred financing costs	$386,171	-

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2014, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which is currently the subject of litigation.  (See Note 12).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis.  For each of the twelve months ended December 31, 2014 and 2013 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.  For the years ended December 31, 2014 and 2013, PWTS recorded rental income of $167,603 and $39,400, respectively.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million.  For the years ended December 31, 2014 and 2013, PWRS recorded rental income of $570,983 and $0 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition).

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a $26.2 million credit facility in April 2014 with a major institutional lender (the “Credit Facility”).  Financo is the owner of PWRS.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 52% and 33%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2014.

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

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash and Cash Equivalents

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market fund reported in the consolidated balance sheet at amortized cost, which approximates fair value.

Revenue Recognition

The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheets.  During 2013, PWV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid.  Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation.

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

As of December 31, 2014, the Trust has a net capitalized asset related to its shelf-offering which totals approximately $43,000. The Trust expects to amortize the remaining capitalized shelf-offering expenses proportionately upon each draw.  (See Note 6, Shelf Offering on Form S-3).

During 2013, the Trust capitalized expenses of approximately $96,000 related to its At-The-Market Offering of Common Stock (“ATM”) and approximately $36,000 related to its offering of Series A Preferred Stock respectively. During 2014, the Trust capitalized an additional approximately $102,000 related to its offering of Series A Preferred Stock.  As of December 31, 2014, the Trust has a net capitalized asset related to its ATM and Series A Preferred Stock Offering of approximately $105,000 and $24,000 respectively. The ATM and Preferred Stock related assets will be amortized pro-rata across the offering proceeds.

During 2014, the Trust capitalized expenses related to establishing its $26.2 million credit facility totaling approximately $891,000 of which $524,000 relates to a commitment fee and $367,000 relates to other expenses. As of December 31, 2014, approximately $386,000 of these expenses are in accounts payable. These deferred financing costs are amortized using the straight-line method over the term of the credit facility, which approximates the effective interest method.  Amortization of deferred financing costs for the years ended December 31, 2014 and 2013 were approximately $178,000 and $0, respectively.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition.  The total amount of intangibles established approximately $237,000, which will be amortized over a 24.6-year period. In 2014 and 2013, $10,000 and $4,470, respectively of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition.  The total amount of intangibles established was approximately $4,714,000, which will be amortized over a 20.7-year period. In 2014, $161,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2014 and 2013.

The following table provides a summary of the Intangible Assets:

	December 31, 2014			December 31, 2013
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWSS	$237,471	$14,123	$223,348	$237,471	$4,470	$233,001
Intangibles - PWRS	4,713,548	161,735	4,551,813	-	-	-
Total	$4,951,019	$175,858	$4,775,161	$237,471	$4,470	$233,001

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2015	$237,141
2016	237,141
2017	237,141
2018	237,141
2019	237,141
Thereafter	3,589,456
Total	$4,775,161

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

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2014
($ in thousands)

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$654	$-	$-	$654
Total at fair value	$654	$-	$-	$654

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	7,519	-	7,519
Interest rate swap(4)	-	528	-	528
Total at fair value	$-	$9,697	$-	$9,697

(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying consolidated balance sheet.
(2) Comprises amount borrowed by PWTS from Hudson Bay Partners, LP, a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.
(3) Comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012 and PWRS in connection with its acquisition of property in April 2014.
(4) The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility. The interest Rate swap is designated as a Level 2 instrument. The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and its counterparties. The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at December 31, 2014. The Company has not designated the interest rate swaps as hedging instruments. Consequently, changes in the fair value are immediately recognized in earnings.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
December 31, 2013
($ in thousands)

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$78	$-	$-	$78
Total at fair value	$78	$-	$-	$78

Liabilities
Long term debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	827	-	827
Total at fair value	$-	$2,477	$-	$2,477

(1) Comprises money market funds, which are included in Cash & Cash Equivalents in the accompanying consolidated balance sheet.
(2) Comprises amount borrowed by PWTS from Hudson Bay Partners, LP, a wholly owned affiliate of David H. Lesser, to fund its acquisition of property in July 2013.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 52% and 33%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2014.  During the year ended December 31, 2013,  payments from P&WV’s tenant represented approximately 88% of Power REIT’s consolidated revenues.  PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 11, 2015, had approximately $12.4 billion of total stockholders’ equity as of December 31, 2014, and earned approximately $2 billion of net income during its fiscal year ended December 31, 2014.

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

As of December 31, 2012, the Trust’s wholly-owned subsidiary PWSS closed on its approximately $1 million acquisition of approximately 54 acres of fee simple land located in Salisbury, Massachusetts.  PWSS leases the land to an operational solar farm.  Pursuant to the lease agreement, PWSS’ lessee is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608.  Rent is payable quarterly in advance and is recorded for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2014.  At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the lessee has certain renewal options, with terms to be mutually agreed upon.

As of July 12, 2013, the Trust’s wholly-owned subsidiary PWTS acquired approximately 100 acres of land located in Tulare County, California, near Fresno, for $1,550,000, not including transaction costs.  The land is leased to over 20MW of operating utility scale solar projects with long-term power purchase agreements with either Southern California Edison or Pacific Gas & Electric. Pursuant to the lease agreements, the lessees are required to pay annual cash rent totaling $157,500.  Rent is paid annually in advance, in March of each year.  At the end of the 25-year terms of the leases, which began running in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes the fair values of the assets acquired as of July 12, 2013:

Land	$1,312,529
Intangible assets subject to amortization:
Leases in-place	105,217
Leasing commission	85,472
Legal and marketing costs	46,782
Total assets acquired	$1,550,000

As of April 14, 2014, the Trust’s wholly-owned subsidiary PWRS acquired approximately 447 acres of land located Kern County, California near Bakersfield for approximately $9.2 million, not including transaction costs.  The land is leased to an approximately 82 megawatts operating utility scale solar project with long-term power purchase agreements with Southern California Edison. Pursuant to the lease agreement, the lessees are required to pay annual cash rent totaling $735,000 which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant.  Rent is paid quarterly in advance.  At the end of the term which is 20 years from the date the project achieved commercial operations (November 11, 2014), the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The following table summarizes the fair values of the assets acquired as of April 14, 2014:

Land	$4,470,000
Intangible assets subject to amortization:
Leases in-place	4,713,548
Total assets acquired	$9,183,548

Of the total acquisition cost, approximately $2.2 million was paid in cash and the balance of $6.9 million was financed through debt (see Note 5).

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC.  In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.  In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV.  The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation.  See Note 12, Legal Proceedings.

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee.  The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term.   The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined.  PWSS assumed the existing lease upon its acquisition of the Salisbury land.  Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013.  Rent is paid quarterly in advance with a 1.0% annual escalation.  Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended 2013 and 2014.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”).  The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land.  Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year after the projects reach commercial operations.  As of the date of the filing of this document, all of the PWTS solar farms have achieved commercial operations.  Prior to achieving commercial operations, PWTS is paid monthly rent in advance.  A total of approximately $168,000 and $39,000 of rent paid to PWTS was recorded in 2014 and 2013, respectively.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”).  At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. A total of approximately $571,000 of rent paid to PWRS was recorded in 2014.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2014:

Year ending December 31:	Total
2015	$975,083
2016	983,730
2017	991,949
2018	1,000,249
2019	1,007,992
Thereafter	16,565,719
Total	$21,524,722

5 – LONG-TERM DEBT

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishing its $26.2 million credit facility.  The PWRS Loan carries a floating rate calculated as based on a spread of 350 basis points over LIBOR and has a term of five years.  The credit facility carries an “Unused Fee” of 0.75 basis points on the amount available to be drawn. The Company was also required to pay an upfront commitment fee equal to 2% of the credit facility. The balance of the PWRS Term Loan as of December 31, 2014 is approximately $6,891,000. As of December 31, 2014, the Company did not pay the balance of the upfront commitment fee of approximately $386,000 and was in default of the credit facility. The Company was able to obtain a waiver from the lender and an agreement to pay the amount owed out of cash flow from PWRS (See Note 11). The Company’s unused borrowing capacity as of December 31, 2014 after taking into account the amendment disclosed in Note 11, amounted to approximately $4.9 million.

 In connection with the loan related to the PWRS acquisition, PWRS entered into two interest rate swap arrangements. One swap fixes the rate on approximately $4.5 million at 4.19% commencing on March 31, 2019 and expires on December 31, 2033 and the other fixes the rate on approximately $3.4 million at 1.92% commencing on April 14, 2014 and expires on March 31, 2019. The impact on net interest income for the year ended December 31, 2013 and 2014 from the interest expense on the indebtedness was $0 and approximately $44,000 respectively.  At December 31, 2014, the Company had a net unrealized loss related to the two swaps of approximately $528,000 resulting from a drop in interest rates since establishing the swaps.

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of an A note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California.  The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both notes have an eighteen-month maturity and require interest-only payments at six-month intervals or upon a prepayment.   As of January 11, 2015 PWTS and HBP agreed to extend the term of the loan until January 11, 2016.  In addition to a first lien mortgage on PWTS’s property, the notes are also secured by a parent guarantee from the Trust.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of December 31, 2014 and 2013 was approximately $718,000 and $741,000 respecively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 17 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2015.  The balance of the Municipal Debt as of December 31, 2014 and 2013 was approximately $103,000 and $109,000 respectively.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2014 is described below:

Long-term debt
2015	$1,848,709
2016	243,117
2017	222,946
2018	216,670
2019	6,177,255
Thereafter	659,425
Long-term Debt	$9,368,122

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6 – SHELF REGISTRATION STATEMENT, ATM EQUITY OFFERING AND PREFERRED STOCK OFFERING

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

During the year ended December 31, 2013, the Trust sold 53,705 common shares, receiving net cash proceeds after fees and expenses of approximately $219,000. During the year ended December 31, 2013, in connection with these sales, the Trust amortized approximately $3,000 of previously capitalized expenses related to its shelf registration statement and the March 28, 2013 prospectus supplement.

The Trust has been offering up to 175,000 shares of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”) on a continuous basis, pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus.  The offering is being conducted as a “takedown” from the Trust’s $100 million shelf registration statement on Form S-3, which was declared effective by the SEC in May 2012. The Series A Preferred Stock is the first issuance by the Trust of equity securities other than its common shares.  The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares.  The Series A Preferred Stock has no maturity and is redeemable at par by the Trust commencing on February 28, 2019. As of December 31, 2014, the Trust had closed on the sale of 144,636 shares of its Series A Preferred Stock for net proceeds of approximately $3,492,000.  Due to the Series A Preferred Stock’s redemption feature, this is classified as temporary equity in the consolidated balance sheets.

During the year ended December 31, 2014, Power REIT paid approximately $191,000 of dividends on its Series A Preferred Stock.

7 – LONG-TERM COMPENSATION

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

The initial number of shares of stock available for issuance under the Plan was 200,000 shares. During the third quarter of 2012, 30,000 shares of restricted common stock, and options to acquire 166,000 shares of common stock, were granted. During the second quarter of 2013, 1,600 shares of restricted common stock were granted to the trustees in lieu of cash compensation.  As of December 31, 2014, 10,900 common shares remain authorized and available for issuance.  The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: “the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis (including the OP Units of our Operating Partnership, if any), less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.”

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summary of Plan Activity – Options

The summary of Plan activity for the year ended December 31, 2014, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2013	166,000	$7.96	$137,780
Plan Awards	-
Options Exercised	(20,000)	7.96
Options Forfeited	(40,000)	7.96
Balance as of December 31, 2014	106,000	7.96	41,340
Options expected to vest at December 31, 2014	35,333	7.96	13,780
Options exercisable as of December 31, 2014	70,667	7.96	27,560

For the years ended December 31, 2014 and 2013, the weighted average fair value of options vested, not vested and granted is $0.96 per share.  The Aggregate Intrinsic Value is based on the difference between the option exercise price and its closing price of $8.35 at December 31, 2014.

During the year ended December 31, 2014, the Company issued 20,000 shares in connection with the 20,000 options exercised for total proceeds of $159,200.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the year ended December 31, 2014, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2013	20,400	$8.08
Plan Awards	41,500	9.06
Restricted Stock Vested	(18,191)	8.49
Restricted Stock Forfeited	(6,667)	7.96
Balance as of December 31, 2014	37,042	8.86

Stock-based Compensation

During 2014, the Trust recorded approximately $181,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $145,000 for 2013.  As of December 31, 2014 there was approximately $325,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2017, equating to a weighted average amortization period of approximately 1.5 years from the issuance date.  The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8 - INCOME TAXES

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

Under the Railroad Lease, NSC reimburses P&WV, in the form of additional cash rent, for all taxes and governmental charges imposed upon the assets leased by NSC from P&WV, except for taxes relating to cash rent payments made by the lessee.  Due to the treatment of the Railroad Lease as a direct financing lease for financial reporting purposes, the tax basis of the leased property is higher than the basis of the leased property as reported in these consolidated financial statements.

The Trust has implemented the accounting guidance for uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.

Dividends distributed by the Trust (and P&WV prior to the Reorganization) for the years ended December 31, 2014 and 2013 were comprised entirely of ordinary income.  The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2011.

9 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC.  A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen.  During 2014, Power REIT (on a consolidated basis) paid approximately $928,000 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $642,000 had been billed, but not paid. During 2013, Power REIT (on a consolidated basis) paid approximately $723,900 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately 299,900 had billed, but not paid. (See Note 12, Legal Proceedings).

On December 28, 2012, Hudson Bay Partners, LP (“HBP”), a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWSS $800,000 in the form of a senior, secured bridge loan.  This amount was refinanced with a third party lender on July 5, 2013 and HBP was repaid in full, plus interest in the amount of $20,383.57. On July 11, 2013, HBP loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes. (See Note 5, Long-term Debt).

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

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10 - CONTINGENCY

The Trust is not subject to any contingencies, except as described in Note 12, Legal Proceedings.  The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

11 - SUBSEQUENT EVENTS

 On January 11, 2015 PWTS and HBP agreed to extend the term of the HBP loans until January 11, 2016.

On February 20, 2015, the Company amended the Credit Facility to reduce the amount of the Credit Facility from $26.2 million to $11.8 million and to reduce the unused fee from 0.75% to 0.25%. On the same date, the Company also entered into a payment arrangement with the lender on the unpaid upfront commitment fee which allowed the Company to make certain installment payments through June 30, 2016.

12 – LEGAL PROCEEDINGS

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

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion.  On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion.  On December 16, 2014, the court held oral argument on both of the pending motions for Summary Judgment.  During this hearing, the court did not provide specific feedback regarding its intentions or an update with respect to timing for its ruling.  P&WV remains optimistic with how it has presented its case and the merits of its claims.  There can be no assurance that P&WV will prevail on any of its claims.

P&WV has provided key court filings in the litigation on its website (www.pwreit.com) under a tab called “P&WV Litigation Update” which is under the “Investor Relations” tab.  The provided documents and accompanying supporting documents are not comprehensive or complete and the full case docket is available from the Public Access to Court Records (PACER) website.  Power REIT encourages interested parties to review all the public filings available on PACER and to review the risks and disclosures in Power REIT’s Annual Report filed on Form 10-k and other documents filed from time to time with the Securities and Exchange Commission (SEC).

In connection with the litigation, P&WV incurred expenses of approximately $1,050,000 and $956,000 during the years ended December 31, 2014 and 2013 respectively. As of December 31, 2014, P&WV had incurred a total of approximately $2,261,000 of expenses related to the litigation, of which approximately $1,621,000 had been paid and approximately $642,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease, but NSC has refused to pay such amounts. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the fourth quarter of 2014, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.