Form 10-Q
period 2015-03-31
Power REIT
filed 2015-05-11
CIK 1532619

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

1,731,788 common shares, $0.001 par value, outstanding at May 11, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) 3/31/2015	(See Note 1) 12/31/2014
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	641,748	654,381
Other receivables	158,553	1,054
Prepaid expenses	76,774	13,576
Intangible assets, net of accumulated amortization	4,715,876	4,775,161
Other assets	1,057,676	957,231
TOTAL ASSETS	$22,588,694	$22,339,470

LIABILITIES AND EQUITY
Deferred revenue	$369,024	$25,582
Accounts payable	453,537	572,591
Accounts payable, related party	580,639	641,628
Accrued interest	119,238	46,873
Current portion of long-term debt	199,015	198,709
Long term debt, related party	-	1,650,000
Current debt, related party	1,650,000	-
Other long-term debt	7,432,591	7,519,413
Interest rate swap	711,906	528,040
TOTAL LIABILITIES	11,515,950	11,182,836

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of March 31, 2015 and December 31, 2014)	3,492,149	3,492,149

Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,731,788 and 1,731,788 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	1,732	1,732
Additional paid-in capital	10,869,429	10,815,889
Accumulated deficit	(3,290,566)	(3,153,136)
Total Equity	7,580,595	7,664,485

TOTAL LIABILITIES AND EQUITY	$22,588,694	$22,339,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750
Rental income	262,008	69,304
Interest income	11	42
TOTAL REVENUE	490,769	298,096

EXPENSES
Amortization of intangible assets	59,285	2,413
General and administrative	53,613	41,785
Stock-based compensation	53,540	21,770
Property tax	5,462	6,600
Property acquisition expenses	(1,105)	4,212
Litigation expenses (see note 8)	4,440	112,712
Interest expense	199,130	50,629
Unrealized loss on interest rate swap	183,866	-
TOTAL EXPENSES	558,231	240,121

NET LOSS	(67,462)	57,975

Preferred Stock Dividends	69,968	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(137,430)	$57,975

Loss Per Common Share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

Weighted Average Number of Shares Outstanding:
Basic	1,731,788	1,674,733
Diluted	1,731,788	1,688,080

Cash dividend per Series A Preferred Share	$0.48	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(67,462)	$57,975

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	59,285	2,413
Change in unrealized loss on interest rate swap	183,866	-
Amortization of debt costs	62,502
Stock-based compensation	53,540	21,770

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(157,500)	6,164
(Increase) decrease in prepaid expense	(63,199)	(61,458)
Increase in other assets	-	(73,114)
Increase (decrease) in deferred revenue	(162,946)	144,309
Increase in Prepaid Rent	343,442	-
Increase (decrease) in accounts payable	(114,424)	241,230
Increase (decrease) in accrued interest	6,747	34,684
Net cash provided by (used in) operating activities	143,851	373,973

Financing Activities
Principal payment on long-term debt	(86,516)	(11,851)
Net proceeds from issuance of preferred stock	-	2,645,000
Cash dividends paid on preferred stock	(69,968)	-
Net cash provided by financing activities	(156,484)	2,633,149

Net increase (decrease) in cash and cash equivalents	(12,633)	3,007,122

Cash and cash equivalents, beginning of period	654,381	78,000

Cash and cash equivalents, end of period	$641,748	$3,085,000

Supplemental disclosure of cash flow information:
Interest paid	$56,995	$5,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”).  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”).  P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio.  There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia.  NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.  In addition, Power REIT believes NSC is responsible for additional rent and other amounts, which is currently the subject of litigation.  (See Note 5).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm.  Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. Rent for the year ended December 31, 2014 was $89,494.  For each of the three months ended March 31, 2015 and 2014 rent has been recorded in the amount of $22,374. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For the year ended December 31, 2014, PPWTS recorded rental income of $167,603.  For the three months ended March 31, 2015 and 2014, PWTS recorded rental income of $38,836 and $46,030, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a solar project with an aggregate generating capacity of approximately 82 Megawatts that is under construction and is in Kern County, California near Bakersfield.  PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum.  The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million.  For the year ended December 31, 2014, PWRS recorded rental income of approximately $571,000.  For the three months ended March 31, 2015 and 2014, PWRS recorded rental income of $200,779 and $0 respectively.

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a credit facility in April 2014 with a major institutional lender (the “Credit Facility”).  Financo is the owner of PWRS.

During the quarter ended March 31, 2015, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

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

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity.  Financial assets and liabilities reported or disclosed at fair value were as follows:

March 31, 2015
($ in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$642	$-	$-	$642
Total at fair value	$642	$-	$-	$642

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	7,433	-	7,433
Interest rate swap(4)	-	712	-	712
Total at fair value	$-	$9,795	$-	$9,795

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
(4) The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility. The interest Rate swap is designated as a Level 2 instrument. The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and its counterparties. The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at March 31, 2015

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3.  LONG-TERM DEBT

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a credit facility with a major institutional lender (the “Credit Facility”). As part of the closing of the acquisition by PWRS, approximately $6,891,000 was drawn on the Credit Facility including approximately $173,000 drawn to pay for bank fees.  The credit facility is intended to fund additional acquisitions.  The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings.  The outstanding balance of the Credit facility as of March 31, 2015 is approximately $6,695,000.

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of an A note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California.  The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter.  The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter.  Both notes mature in January of 2016 and require interest-only payments at six-month intervals or upon a prepayment.   In addition to a first lien mortgage on PWTS’s property, the notes are also secured by a parent guarantee from the Trust.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012.  The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule.  In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust.  The balance of the PWSS Term Loan as of March 31, 2015 is approximately $712,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”).  The Municipal Debt has approximately 18 years remaining.  The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2016.  The balance of the Municipal Debt as of March 31, 2015 is approximately $103,000.

4.  LONG-TERM COMPENSATION

Summary of Plan Activity – Options

The summary of Plan activity for the three months ended March 31, 2015, with respect to the Trust’s stock options, was as follows:

Summary of Plan Activity - Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2014	106,000	7.96	67,840
Plan Awards	-
Options Exercised	-	7.96
Balance as of March 31, 2015	106,000	7.96	67,840
Options expected to vest at March 31, 2015	35,333	7.96	22,613
Options exercisable as of March 31, 2015	70,667	7.96	45,227

For the three months ended March 31, 2015 and 2014, the weighted average fair value of options vested, not vested and granted is $0.96 per share.   The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $8.60 at March 31, 2015.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2015, with respect to the Trust’s restricted stock, was as follows:

Summary of Plan Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2014	37,042	8.08
Plan Awards	-
Restricted Stock Vested	-
Balance as of March 31, 2015	37,042	8.08

5.  LEGAL PROCEEDINGS

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. On April 29, 2015, the court held a status conference. It is currently anticipated that a trial will occur during the third quarter of 2015 to resolve the remaining issues in the case.  The company is reviewing its legal options and evaluating the prospects of an appeal.

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

During the year ended December 31, 2014, P&WV incurred litigation related expenses of approximately $1,050,000. During the quarter ended March 31, 2015 and 2014, P&WV incurred litigation related expenses of approximately $4,000 and $112,000, respectively.  As of March 31, 2015, P&WV had incurred a total of approximately $2,710,000 of cumulative expenses related to the litigation, of which approximately $545,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal.  There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

POWER REIT AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

6.  RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the three months ended March 31, 2015 and 2014, Power REIT (on a consolidated basis) paid approximately $94,000 and $0 respectively, in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $581,000 had been billed, but not paid as of March 31, 2015.

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at March 31, 2015.  The interest expense related to this secured bridge loan for the three months ended March 31, 2015 and 2014, amounted to $40,685 and $39,035 respectively. (See Note 3).

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

7.  SUBSEQUENT EVENTS

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease.  On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. On April 29, 2015, the court held a status conference. It is currently anticipated that a trial will occur during the third quarter of 2015 to resolve the remaining issues in the case.  The company is reviewing its legal options and evaluating the prospects of an appeal.   (See Note 5).

On April 24, 2015, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2015 to shareholders of record on May 15, 2015.

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

As of March 31, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW.  Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2015 and 2014 was approximately $491,000 and $298,000, respectively.  Net loss attributable to Common Shares during the first quarter of 2015 was approximately $137,000 compared to a gain of approximately $58,000 during the first quarter of 2014.  The difference between our 2015 and 2014 first quarter results were principally attributable to the following: $193,000 of additional rental income from acquired properties; a $183,000 increase of unrealized interest rate swap expense; a $149,000 increase in interest expense related to loans to acquire property; an increase of Preferred Stock dividends of approximately $70,000; offset by a $108,000 decrease in litigation expenses related to the NSC litigation.
The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative ("G&A") expenses, which consist principally of legal and other professional fees, consultant fees, trustees' fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the three years ended 2014, The Trust (on a consolidated basis) incurred substantial litigation expenses related to its litigation related to P&WV. (See Note 5).

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

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Core FFO Available to Common Shares	$224,703	$199,752
Growth - Core FFO	168%

Core FFO per common share	0.13	0.12
Growth - Core FFO per common share	159%

Weighted Average shares outstanding (basic)	1,731,788	1,674,733

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss Attributable to Common Shares	$(137,430)	$57,975
Litigation expense	4,440	112,712
Property acquisition expenses	(1,105)	4,212
Stock-based compensation	53,540	21,770
Interest Expense - Unused facility fee	8,355	-
Interest Expense - Amortization of Debt Costs	53,752	670
Amortization of Intangible Asset	59,285	2,413
Unrealized loss on interest rate swap	183,866	-
Core FFO Available to Common Shares	$224,703	$199,752

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2015 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. On April 29, 2015, the court held a status conference. It is currently anticipated that a trial will occur during the third quarter of 2015 to resolve the remaining issues in the case.  The company is reviewing its legal options and evaluating the prospects of an appeal.

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

During the year ended December 31, 2014, P&WV incurred litigation related expenses of approximately $1,050,000. During the quarter ended March 31, 2015 and 2014, P&WV incurred litigation related expenses of approximately $4,000 and $112,000, respectively.  As of March 31, 2015, P&WV had incurred a total of approximately $2,710,000 of cumulative expenses related to the litigation, of which approximately $545,000 was payable.  P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal.  There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

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
Date: May 11, 2015