Form 10-Q
period 2015-06-30
Power REIT
filed 2015-08-14
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2015

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

Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,731,788 common shares, $0.001 par value, outstanding at August 14, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2015	(See Note 1) December 31, 2014
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	348,570	654,381
Other receivables	-	1,054
Prepaid expenses	54,050	13,576
Intangible assets, net of accumulated amortization	4,656,590	4,775,161
Other assets	692,979	957,231
TOTAL ASSETS	$21,690,256	$22,339,470

LIABILITIES AND EQUITY
Deferred revenue	$101,445	$25,582
Accounts payable	317,142	572,591
Accounts payable, related party	484,006	641,628
Accrued interest	87,538	46,873
Current portion of long-term debt	199,326	198,709
Long term debt, related party	-	1,650,000
Current debt, related party	1,650,000	-
Other long-term debt	7,402,873	7,519,413
Interest rate swap	467,085	528,040
TOTAL LIABILITIES	10,709,415	11,182,836

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of June 30, 2015 and December 31, 2014)	3,492,149	3,492,149
Commitments and Contingencies
Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,731,788 and 1,731,788 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	1,732	1,732
Additional paid-in capital	10,919,793	10,815,889
Accumulated deficit	(3,432,833)	(3,153,136)
Total Equity	7,488,692	7,664,485

TOTAL LIABILITIES AND EQUITY	$21,690,256	$22,339,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$457,500	$457,500
Rental income	262,420	233,075	524,428	302,378
Misc. Income	4,956	25	4,967	68
TOTAL REVENUE	496,126	461,850	986,895	759,946

EXPENSES
Amortization of intangible assets	59,286	50,404	118,571	53,488
General and administrative	63,721	126,860	117,334	168,645
Stock-based compensation	50,364	53,762	103,904	75,532
Property tax	5,463	9,292	10,925	15,892
Property acquisition expenses	-	360,707	(1,105)	364,920
Litigation expenses (see note 5)	119,512	148,704	123,952	261,417
Unrealized loss (gain) on interest rate swap	(244,821)	213,032	(60,955)	213,032
Interest expense	160,707	200,438	714,031	250,397
TOTAL EXPENSES	214,232	1,163,199	1,126,657	1,403,323

NET INCOME (LOSS)	281,894	(701,349)	(139,762)	(643,377)

Preferred Stock Dividends	69,967	61,028	139,935	61,028

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$211,927	$(762,377)	$(279,697)	$(704,405)

Loss Per Common Share:
Basic	$0.12	$(0.46)	$(0.16)	$(0.42)
Diluted	$0.12	$(0.46)	$(0.16)	$(0.42)

Weighted Average Number of Shares Outstanding:
Basic	1,731,788	1,671,638	1,731,788	1,673,185
Diluted	1,731,788	1,671,638	1,731,788	1,673,185

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(139,762)	$(643,377)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	118,571	53,488
Change in unrealized loss on interest rate swap	(60,955)	213,032
Amortization of debt costs	439,425	43,506
Stock-based compensation	103,904	75,532

Changes in operating assets and liabilities
(Increase) decrease in other receivables	1,054	(29,238)
(Increase) in prepaid expense	(4,000)	(31,889)
Increase in other assets	(36,474)	(45,530)
Increase (decrease) in deferred revenue	(137,181)	103,071
Increase in prepaid rent	75,863	-
Increase (decrease) in accounts payable	(219,757)	514,611
Increase (decrease) in accounts payable, related party	(193,314)	-
Increase in accrued interest	40,665	104,179
Net cash provided by (used in) operating activities	(11,961)	357,385

Investing Activities
Acquisition of land, net	-	(4,419,985)
Acquisition of intangibles	-	(4,713,548)
Net cash used in investing activities	-	(9,133,533)

Financing Activities
Principal payment on long-term debt	(115,923)	(17,949)
Net proceeds from issuance of preferred stock	-	3,174,991
Proceeds from other long-term debt		6,891,429
Payment of deferred finance costs	(37,992)	(830,027)
Proceeds from exercise of stock options	-	159,180
Cash dividends paid on preferred stock	(139,935)	(61,028)
Net cash provided by financing activities	(293,850)	9,316,596

Net increase (decrease) in cash and cash equivalents	(305,811)	540,448

Cash and cash equivalents, beginning of period	654,381	78,113

Cash and cash equivalents, end of period	$348,570	$618,561

Non cash investing equivalents, end of period
Amortization of preferred stock costs	$-	$86,649
Supplemental disclosure of cash flow information:
Interest paid	$233,579	$59,000

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30th, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. In addition, Power REIT believes NSC is responsible for additional rent and other amounts, which is currently the subject of litigation (See Note 5).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. Rent for the year ended December 31, 2014 was $89,494. For each of the six months ended June 30th, 2015 and 2014 rent has been recorded in the amount of $44,747. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For the year ended December 31, 2014, PPWTS recorded rental income of $167,603. For the six months ended June 30th, 2015 and 2014, PWTS recorded rental income of $78,103 and $88,207, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the year ended December 31, 2014, PWRS recorded rental income of approximately $571,000. For the six months ended June 30th, 2015 and 2014, PWRS recorded rental income of $401,578 and $169,425, respectively.

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a credit facility in April 2014 with a major institutional lender (the “Credit Facility”). Financo is the owner of PWRS.

During the quarter ended June 30th, 2015, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities reported or disclosed at fair value were as follows:

June 30, 2015
($ in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$349	$-	$-	$349
Total at fair value	$349	$-	$-	$349

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	7,402	-	7,402
Interest rate swap(4)	-	467	-	467
Total at fair value	$-	$9,519	$-	$9,519

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

(4) The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility. The interest Rate swap is designated as a Level 2 instrument. The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and its counterparties. The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at June 30, 2015

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

(4) The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility. The interest Rate swap is designated as a Level 2 instrument. The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and its counterparties. The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at December, 2014.

For financial assets that utilize Level 1 inputs, the Trust utilizes both direct and indirect observable price quotes, including quoted market prices (Level 1 inputs).

3. LONG-TERM DEBT

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a credit facility with a major institutional lender (the “Credit Facility”). As part of the closing of the acquisition by PWRS, approximately $6,891,000 was drawn on the Credit Facility including approximately $173,000 drawn to pay for bank fees. The credit facility is intended to fund additional acquisitions. The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings. The outstanding balance of the Credit facility as of June 30th, 2015 is approximately $6,594,000. On February 20, 2015, the Company amended the Credit Facility to reduce the amount of the Credit Facility from $26.2 million to $11.8 million and to reduce the unused fee from 0.75% to 0.25%. In connection with the amendment, the Company wrote off the proportionate amount of unamortized debt costs associated with the Credit Facility amounting to approximately $354,000.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30th, 2015 is approximately $706,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 18 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2016. The balance of the Municipal Debt as of June 30th, 2015 is approximately $103,000.

4. LONG-TERM COMPENSATION

Summary of Plan Activity – Options

The summary of Plan activity for the six months ended June 30, 2015, with respect to the Trust’s stock options, was as follows:

Summary of Plan Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2014	106,000	7.96	-
Plan Awards	-
Options Exercised	-	7.96
Balance as of June 30, 2015	106,000	7.96	-
Options expected to vest at June 30, 2015	35,333	7.96	-
Options expected to vest at June 30, 2015	70,667	7.96	-

For the quarters ended June 30th, 2015 and 2014, the weighted average fair value of options vested, not vested and granted is $0.96 per share. Since the Weighted Average Exercise Price exceeds the closing stock price of $5.80 at June 30th, 2015 the Aggregate Intrinsic Value is zero.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30th, 2015, with respect to the Trust’s restricted stock, was as follows:

Summary of Plan Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2014	37,042	8.08
Plan Awards	-
Restricted Stock Vested	(7,042)
Balance as of June 30, 2015	30,000	8.08

Stock-based Compensation

During the first half of 2015, the Trust recorded approximately $104,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $76,000 for the first half of 2014. As of June 30, 2015 there was approximately $221,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2017, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT. At the conclusion of the trial, the court indicated that it hoped to render a final ruling on the case during the fourth quarter of 2015. The company is reviewing its legal options and evaluating the prospects of an appeal.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During the quarter ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $120,000 and $148,000, respectively. During the six months ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $124,000 and $261,000, respectively. As of June 30, 2015, P&WV had incurred a total of approximately $2,830,000 of cumulative expenses related to the litigation, of which approximately $448,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30th, 2015 and 2014, Power REIT (on a consolidated basis) paid approximately $292,000 and $401,000, respectively, in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $484,0000 had been billed, but not paid as of June 30, 2015.

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at March 31, 2015. The interest expense related to this secured bridge loan for the six months ended June 30, 2015 and 2014, amounted to approximately $82,000 (See Note 3).

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

7. SUBSEQUENT EVENTS

On June 23, 2015, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2015 to shareholders of record on August 25, 2015.

During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT (See Note 5). At the conclusion of the trial, the court indicated that it hoped to render a final ruling on the case during the fourth quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management’s current or future plans and objectives are forward-looking statements.

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

As of June 30, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the second quarter of 2015 and 2014 was approximately $496,000 and $462,000, respectively. Net income attributable to Common Shares during the second quarter of 2015 was approximately $212,000, whereas a net loss attributable to common shares of approximately $701,000 was reported during the second quarter of 2014. The difference between our 2015 and 2014 second quarter results were principally attributable to the following: approximately $30,000 of additional rental income from acquired properties; a reduction of general and administrative costs of approximately $63,000; approximately $361,000 of acquisition related costs incurred during the second quarter of 2014 (none were incurred during 2015); an approximately $458,000 decrease in unrealized interest rate swap expense; and, an approximately $29,000 decrease in litigation expenses related to the NSC litigation.

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the three years ended 2014, The Trust (on a consolidated basis) incurred substantial litigation expenses related to its litigation related to P&WV (See Note 5).

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

FUNDS FROM OPERATIONS – NON GAAP FINANCIAL MEASURES

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which management believes is a useful indicator of our operating performance. This report contains supplemental financial measures that are not calculated pursuant to U.S. generally accepted accounting principles (“GAAP”), including the measure identified by us as Core FFO. Following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure.

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Company’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Company’s asset portfolio and inappropriately affect the comparability of the Company’s period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Company believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Company to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Company’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Company’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Core FFO Attributable to Common Shares	$221,189	$138,965	$455,989	$338,717
Growth - Core FFO	59%		35%

Core FFO per common share	0.13	0.08	0.26	$0.20
Growth - Core FFO per common share	54%		30%

Weighted Average shares outstanding (basic)	1,731,788	1,674,955	1,731,788	1,673,185

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) Attributable to Common Shares	$211,927	$(762,377)	$(279,697)	$(704,405)
Litigation expense	119,512	148,704	123,952	261,417
Property acquisition expenses	-	360,707	(1,105)	364,920
Stock-based compensation	50,364	53,762	103,904	75,532
Finance Expense	3,539	30,550	11,894	30,550
Interest Expense - Amortization of Debt Costs	21,382	44,183	439,425	44,183
Amortization of Intangible Asset	59,286	50,404	118,571	53,488
Unrealized loss on interest rate swap	(244,821)	213,032	(60,955)	213,032
Core FFO Available to Common Shares	$221,189	$138,965	$455,989	$338,717

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2015 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT. At the conclusion of the trial, the court indicated that it hoped to render a final ruling on the case during the fourth quarter of 2015. The company is reviewing its legal options and evaluating the prospects of an appeal.

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

During the quarter ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $120,000 and $148,000, respectively. During the six months ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $124,000 and $261,000, respectively. As of June 30, 2015, P&WV had incurred a total of approximately $2,830,000 of cumulative expenses related to the litigation, of which approximately $448,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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
Date: August 14, 2015

