Form 10-Q
period 2015-09-30
Power REIT
filed 2015-11-06
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30th, 2015

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

1,742,688 common shares, $0.001 par value, outstanding at November 6, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2015	(See Note 1) December 31, 2014
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	280,187	654,381
Other receivables	-	1,054
Prepaid expenses	31,974	13,576
Intangible assets, net of accumulated amortization	4,597,305	4,775,161
Other assets	540,910	957,231
TOTAL ASSETS	$21,388,443	$22,339,470

LIABILITIES AND EQUITY
Deferred revenue	$146,397	$25,582
Accounts payable	269,868	572,591
Accounts payable, related party	296,483	641,628
Accrued interest	85,102	46,873
Current portion of long-term debt	199,640	198,709
Current debt, related party	1,650,000	-
Long term debt, related party	-	1,650,000
Other long-term debt	7,252,021	7,519,413
Interest rate swap	717,151	528,040
TOTAL LIABILITIES	10,616,662	11,182,836

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2015 and December 31, 2014)	3,492,149	3,492,149

Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,742,688 and 1,731,788 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	1,743	1,732
Additional paid-in capital	10,966,326	10,815,889
Accumulated deficit	(3,688,437)	(3,153,136)
Total Equity	7,279,632	7,664,485

TOTAL LIABILITIES AND EQUITY	$21,388,443	$22,339,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$686,250	$686,250
Rental income	262,851	262,851	787,279	565,229
Misc. Income	9	22	4,976	68
TOTAL REVENUE	491,610	491,623	1,478,505	1,251,547

EXPENSES
Amortization of intangible assets	59,285	59,285	177,856	112,773
General and administrative	38,992	44,962	156,326	213,608
Stock-based compensation	46,544	53,983	150,448	129,515
Property tax	5,472	1,350	16,397	17,242
Property acquisition expenses	-	-	(1,105)	364,920
Litigation expenses (see note 5)	117,586	343,586	241,538	605,005
Unrealized loss on interest rate swap	250,066	60,486	189,111	273,517
Interest expense	159,301	230,769	873,332	481,167
TOTAL EXPENSES	677,246	794,421	1,803,903	2,197,747

NET LOSS	(185,636)	(302,798)	(325,398)	(946,200)

Preferred Stock Dividends	69,968	62,888	209,903	123,916

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(255,604)	$(365,686)	$(535,301)	$(1,070,116)

Loss Per Common Share:
Basic and diluted	$(0.15)	$(0.21)	$(0.31)	$(0.63)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,734,210	1,731,788	1,732,595	1,692,719

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(325,398)	$(946,200)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	177,856	112,103
Change in unrealized loss on interest rate swap	189,111	273,517
Amortization of debt costs	460,813	92,541
Stock-based compensation	150,448	129,515

Changes in operating assets and liabilities
(Increase) decrease in other receivables	1,054	(14,238)
(Increase) in prepaid expense	(18,398)	(27,745)
(Increase) decrease in other assets	-	(50,000)
Increase (decrease) in deferred revenue	(6,500)
Increase in prepaid rent	120,815	245,139
Increase (decrease) in accounts payable	(302,723)	556,905
Increase (decrease) in accounts payable, related party	(345,145)
Increase (decrease) in accrued interest	38,229	(9,814)
Net cash provided by (used in) operating activities	140,162	361,723

Investing Activities
Acquisition of land, net	-	(4,419,985)
Acquisition of intangibles	-	(4,713,548)
Net cash used in investing activities	-	(9,133,533)

Financing Activities
Principal payment on long-term debt	(266,461)	(73,817)
Net proceeds from issuance of preferred stock	-	3,384,101
Proceeds from other long-term debt	-	6,941,429
Payment of deferred finance costs	(37,992)	(836,031)
Proceeds from exercise of stock options	-	159,180
Cash dividends paid on preferred stock	(209,903)	(123,916)
Net cash provided by (used in) financing activities	(514,356)	9,450,946

Net increase (decrease) in cash and cash equivalents	(374,194)	679,136

Cash and cash equivalents, beginning of period	654,381	78,113

Cash and cash equivalents, end of period	$280,187	$757,249

Non cash investing equivalents, end of period
Amortization of preferred stock costs	$-	$80,000
Supplemental disclosure of cash flow information:
Interest paid	$374,290	$310,000

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30th, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. Rent for the year ended December 31, 2014 was $89,494. For each of the nine months ended September 30th, 2015 and 2014 rent has been recorded in the amount of approximately $67,000. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For the year ended December 31, 2014, PPWTS recorded rental income of $167,603. For the nine months ended September 30th, 2015 and 2014, PWTS recorded rental income of approximately $118,000 and $128,000, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieves commercial operations which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the year ended December 31, 2014, PWRS recorded rental income of approximately $571,000. For the nine months ended September 30th, 2015 and 2014, PWRS recorded rental income of approximately $602,000 and $370,000, respectively.

Power REIT Financo, LLC (“Financo”), a wholly-owned, direct subsidiary of Power REIT, entered into a credit facility in April 2014 with a major institutional lender (the “Credit Facility”). Financo is the owner of PWRS.

During the quarter ended September 30th, 2015, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

●	Level 1 – valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

●	Level 2 – valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

●	Level 3 – valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities reported or disclosed at fair value were as follows:

September 30, 2015

($ in thousands)

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents(1)	$280	$-	$-	$280
Total at fair value	$280	$-	$-	$280

Liabilities
Current debt, related party(2)	$-	$1,650	$-	$1,650
Long-term debt(3)	-	603	-	603
Interest rate swap(4)	-	717	-	717
Total at fair value	$-	$2,970	$-	$2,970

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

(4) The Trust has entered into swap agreements to hedge interest rate exposure on floating rate debt associated with its Credit Facility. The interest Rate swap is designated as a Level 2 instrument. The fair value of the interest rate swap is determined using observable market inputs such as current interest rates and considered non-performance risk of the Trust and its counterparties. The liability indicates that interest rates have declined since the inception of the swap which represents an unrealized loss at September 30, 2015.

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

(3) Long-term debt comprises amounts borrowed and assumed by PWSS in connection with its acquisition of property in December 2012. (See Note 3, Long-term Debt.)

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

3. LONG-TERM DEBT

On April 14, 2014, Power REIT Financo, LLC (“Financo”), a wholly owned, direct subsidiary of Power REIT, entered into a credit facility with a major institutional lender (the “Credit Facility”). As part of the closing of the acquisition by PWRS, approximately $6,891,000 was drawn on the Credit Facility including approximately $173,000 drawn to pay for bank fees. The credit facility is intended to fund additional acquisitions. The Credit Facility has a five-year term and carries an interest rate of 350 basis points over LIBOR during the first three years, and 400 basis points over LIBOR during the remainder of the term. Power REIT has entered into interest rate hedging strategies designed to minimize the risks associated with any refinancing and with interest rate swings. The outstanding balance of the Credit facility as of September 30th, 2015 is approximately $6,649,000. On February 20, 2015, the Company amended the Credit Facility to reduce the amount of the Credit Facility from $26.2 million to $11.8 million and to reduce the unused fee from 0.75% to 0.25%. In connection with the amendment, the Company wrote off the proportionate amount of unamortized debt costs associated with the Credit Facility amounting to approximately $354,000. During the first nine months of 2015, the Company also paid approximately $38,000 of capitalized debt costs.

On July 12, 2013, PWTS borrowed $1,650,000 from Hudson Bay Partners, L.P. (“HBP”), a wholly-owned affiliate of David H. Lesser, our Chairman and CEO, in the form of an A note and a B Note (the “Notes”), to fund the acquisition of property located near Fresno, California. The A note has a principal balance of $1,155,000 and carries an interest rate of 5.0% during the first six months, stepped up to 8.5% thereafter. The B note has a principal balance of $495,000 and carries an interest rate of 9.5% during the first six months, stepped up to 13.5% thereafter. Both notes mature in January of 2016 and require interest-only payments at six-month intervals or upon a prepayment. In addition to a first lien mortgage on PWTS’s property, the notes are also secured by a parent guarantee from the Trust. On November 6, 2015 the loan from HBP was repaid in full – see Subsequent Events.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30th, 2015 is approximately $700,000.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 18 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2016. The balance of the Municipal Debt as of September 30th, 2015 is approximately $103,000.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Plan Activity – Options

The summary of Plan activity for the nine months ended September 30, 2015, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2014	106,000	7.96	-
Plan Awards	-
Options Exercised	-	7.96
Balance as of September 30, 2015	106,000	7.96	-
Options vested at September 30, 2015	106,000	7.96	-

For the quarters ended September 30th, 2015 and 2014, the weighted average fair value of options vested and granted is $0.96 per share. Since the Weighted Average Exercise Price exceeds the closing stock price of $4.26 at September 30th, 2015 the Aggregate Intrinsic Value is zero.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30th, 2015, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2014	37,042	8.08
Plan Awards	10,900	4.59
Restricted Stock Vested	(18,575)	8.29
Balance as of September 30, 2015	29,367	7.62

Stock-based Compensation

During the first nine months of 2015, the Trust recorded approximately $150,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $130,000 for the first nine months of 2014. As of September 30, 2015 there was approximately $224,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2018, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first nine months of 2015, the Trust paid a total of $209,903 of dividends to holders of Power REIT’s Series A Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During the quarter ended September 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $117,000 and $344,000, respectively. During the nine months ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $241,000 and $605,000, respectively. As of September 30, 2015, P&WV had incurred a total of approximately $2,947,000 of cumulative expenses related to the litigation, of which approximately $352,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30th, 2015 and 2014, Power REIT (on a consolidated basis) paid approximately $558,000 and $676,000, respectively, in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC, and another approximately $296,000 had been billed, but not paid as of September 30, 2015.

On July 11, 2013, HBP, a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which remains outstanding at September 30, 2015. The interest expense related to this secured bridge loan for the nine months ended September 30, 2015 and 2014, amounted to approximately $123,000 (See Note 3). On November 6, 2015 the loan from HBP was repaid in full – see Subsequent Events.

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

7. SUBSEQUENT EVENTS

On November 3, 2015, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2015 to shareholders of record on November 15, 2015.

On November 6, 2015, the Registrant completed a refinancing of outstanding indebtedness secured by land owned by PWRS. PWRS acquired the property for approximately $9.2 million in April 2014 and has received rental payments of approximately $1.2 million since the acquisition. The financing is in the form of long term fixed rate bonds with gross proceeds of $10,150,000. The Bonds carry a fixed interest rate of 4.34 and fully amortize over the life of the financing which matures in 2034. The use of proceeds from the financing is to retire approximately $6.65 million of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1.65 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; and, to pay other accounts payable of Power REIT and its subsidiaries.

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

As of September 30, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the third quarter of 2015 and 2014 was approximately $492,000 and $492,000, respectively. Net loss attributable to Common Shares during the third quarter of 2015 was approximately $256,000, whereas a net loss attributable to common shares of approximately $366,000 was reported during the third quarter of 2014. The difference between our 2015 and 2014 third quarter results were principally attributable to the following: an approximately $190,000 increase in unrealized interest rate swap expense; an approximately $70,000 decrease in interest expense; and, an approximately $226,000 decrease in litigation expenses related to the NSC litigation.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Core FFO Attributable to Common Shares	$242,844	$241,827	$688,736	$580,521
Growth - Core FFO	0%		19%

Core FFO per common share	0.14	0.14	0.40	$0.34
Growth - Core FFO per common share	0%		16%

Weighted Average shares outstanding (basic)	1,734,210	1,731,788	1,732,595	1,692,719

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss Attributable to Common Shares	$(255,604)	$(365,686)	$(535,301)	$(1,070,116)
Litigation expense	117,586	343,586	241,538	605,005
Property acquisition expenses	-	-	(1,105)	364,920
Stock-based compensation	46,544	53,983	150,448	129,515
Finance Expense	3,578	37,432	15,471	67,982
Interest Expense - Amortization of Debt Costs	21,389	52,741	450,718	96,925
Amortization of Intangible Asset	59,285	59,285	177,856	112,773
Unrealized loss on interest rate swap	250,066	60,486	189,111	273,517
Core FFO Available to Common Shares	$242,844	$241,827	$688,736	$580,521

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2015 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $117,000 and $344,000, respectively. During the nine months ended June 30, 2015 and 2014, P&WV incurred litigation related expenses of approximately $241,000 and $605,000, respectively. As of September 30, 2015, P&WV had incurred a total of approximately $2,947,000 of cumulative expenses related to the litigation, of which approximately $352,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect on such amounts, P&WV would need to file and prevail on an appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2015: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: November 6, 2015

