Form 10-K
period 2015-12-31
Power REIT
filed 2016-03-30
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 000-54560

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY 11804

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212)750-0371

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, $0.001 par value	NYSE MKT

7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	NYSE MKT

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Yes [  ] No [X]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2015, the Registrant’s most recently completed second fiscal quarter, was approximately $5,700,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2015 of $5.80. For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 28, 2016, there were 1,742,688 common shares outstanding and 144,636 Series A $25 par value Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2015.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. During 2015, the Trust dissolved its wholly owned subsidiary, Power REIT Financo LLC, which was necessitated by a credit facility that was retired during 2015. As of December 31, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which is the subject of litigation. (See Item 3, Legal Proceedings).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2015 and 2014 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For the years ended December 31, 2015 and 2014, PWTS recorded rental income of $157,500 and $167,603, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2015 and 2014, PWRS recorded rental income of $803,136 and $570,983 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition).

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Trust paid a dividends of approximately $280,000 ($0.48375 per share per quarter for a total of $1.935 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

As of December 31, 2015, the Company had four investments, consisting of its ownership of its four investment subsidiaries: P&WV, PWSS, PWTS and PWRS. Payments from NSC to P&WV under the Railroad Lease represented approximately 47% and 52% of Power REIT’s consolidated revenues in 2015 and 2014, respectively. Payments from PWRS’s tenant represented approximately 41% and 33% of Power REIT’s consolidated revenues in 2015 and 2014. As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

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

On January 26, 2016, Power REIT P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. We will incur significant costs related to pursuing the appeal. There can be no assurance that we will prevail with respect to the appeal.

Furthermore, the litigation constitutes a dispute with the Power REIT group’s highest-paying lessee. As of the fourth quarter of 2015, NSC has continued to make its quarterly base rental payments ($228,750 per quarter), despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. On a consolidated basis as of December 31, 2015, we had approximately $11.1 million of indebtedness and other liabilities, a substantial portion of which is secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. As of December 31, 2015, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.5 million of its Series A Preferred Stock. This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure. The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

Power REIT’s common shares are traded on the NYSE MKT under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2015, the average daily trading volume for the Company’s common shares was approximately 7,773 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE MKT under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014, it has not yet achieved significant trading volumes over a material amount of time and even if an active and liquid trading market for the Series A Preferred Stock develops, it may not be sustained. Nevertheless, because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Registrant’s property consists of its four wholly-owned subsidiaries:

1.	Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust. P&WV leases the entirety of its railroad property to NSC pursuant to the Railroad Lease. The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC. The more significant provisions of the Railroad Lease include:

●	Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods. In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease. The payment and amount of additional rent due is in dispute. See Item 3, Legal Proceedings.

●	Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable. Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of. Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●	Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash. Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC. The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV. The payment and amount of these items is in dispute. Due to ongoing litigation, for financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations. Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease.

2.	PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2015. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.	PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms. Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500. Rent is paid annually in advance in March of each year. At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.	PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $803,136 having been recorded during the fiscal year ended December 31, 2015. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

During 2015, the Trust dissolved its wholly owned subsidiary, Power REIT Financo, which was necessitated by a credit facility that was retired during 2015.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2015. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 8, 2016, had approximately $12.2 billion of total stockholders’ equity as of December 31, 2015, and earned approximately $1.6 billion of net income during its fiscal year ended December 31, 2015.

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT. On December 29, 2015, the Court issued a ruling with respect to the remaining claims that were the subject of the trial. In the ruling, the Court found in favor of Power REIT on all claims brought against it by NSC and WLE. In addition, the Court also found in favor of P&WV with respect to claims brought against P&WV by WLE. However, the Court did find in favor of NSC against P&WV for certain of its claims (fraud and breach of contract) and awarded nominal damages of $1.00. In connection with NSC’s demand for punitive damages, the Court ruled that NSC was not entitled to punitive damages.

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. Power REIT and P&WV’s appellate brief is currently scheduled to be filed on April 28, 2016. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the year December 31, 2015 and 2014, P&WV incurred litigation related expenses of approximately $359,000 and $1,050,000, respectively. As of December 31, 2015, P&WV had incurred a total of approximately $3.1 million of cumulative expenses related to the litigation, of which approximately $2,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE MKT under the symbol “PW”. As of March 28, 2016, there were approximately 437 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE MKT as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2015
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$9.96	$9.45	$5.85	$4.85
Low	7.80	4.65	4.12	3.84
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2014
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$9.50	$9.35	$10.85	$10.23
Low	8.80	8.90	8.86	8.35
Dividends Paid	0.00	0.00	0.00	0.00

During the first quarter of 2016 through March 25, 2016, the NYSE MKT price per share of our common shares hit a high of $4.60 and a low of $4.02.

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

The Company temporarily suspended its dividend payments on our common shares starting with the second quarter of 2013 which is likely to continue at least until the ongoing costs of the litigation with NSC diminish. See Item 3, Legal Proceedings. During 2015, the Company paid approximately $280,000 of dividends on its Series A Preferred Stock.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2015, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2015 and 2014 was approximately $1,970,000 and $1,743,000, respectively. Consolidated net loss in fiscal years 2015 and in 2014 was approximately $(451,000) and $(1,557,000), respectively. The difference between our 2015 and 2014 consolidated results was principally attributable to the following: increases in rent revenue resulting from the acquisition of real property by PWRS in 2014; a decrease in Property Acquisition Expenses of approximately $365,000 in 2014 to $0 in 2015; a decrease in unrealized loss on interest rate swap from approximately $528,000 in 2014 compared to a loss on interest rate swap of approximately $189,000 in 2015; an increase in interest expense from approximately $715,000 in 2014 to approximately $849,000 in 2015 and a loss on debt extinguishment in 2015 of approximately $353,000 compared to $0 in 2014.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs (although in presenting our expenses in our consolidated statements of operations, in both 2015 and 2014 we have broken out legal and other professional fees relating to our litigation with NSC into the separate line item “litigation expenses”). It is hard to project the level of expenses the Company will incur in 2016 related to the P&WV litigation which will relate to the appeal process. The Company further expects that the remainder of its G&A expenses will continue to increase in 2016 and beyond as it further implements its business plan.

For Fiscal year 2015, P&WV and PWRS contributed approximately 47% and 41% of consolidated revenue, respectively. For the fiscal year 2014, P&WV and PWRS accounted for contributed approximately 52% and 33% of the Company’s consolidated revenue, respectively. If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2015, the Company’s net cash used by operating activities was approximately $225,000. During the year ended December 31, 2014, the Company’s net cash used in operating activities was approximately $108,000.

During the year ended December 31, 2015, the Company’s net cash used in investing activities was approximately $0 as the Company did not make any new acquisitions. During the year ended December 31, 2014, the Company’s net cash used in investing activities was approximately $2,242,000 due to the land acquisitions made in 2014.

During the year ended December 31, 2015, the Company’s net cash provided by financing activities was approximately $6,500, comprised principally of borrowing on long term debt of approximately $2,300,000 from the offering of $10,150,000 of bonds, offset by principal payments on the loan to a related party of $1,650,000, principal payment on debt of approximately 273,000, and dividends on the Preferred Stock of approximately $280,000. During the year ended December 31, 2014, the Company’s net cash provided by financing activities was approximately $2,925,000, due principally to the net proceeds from the issuance of its Series A Preferred Stock of approximately $3,492,000 and the sale of commons shares as a result of the exercise of options of approximately $159,000, offset by payments in capitalized debt costs of approximately $505,000 and the payment of dividends on the Series A Preferred Stock of approximately $191,000 and payments on debt of approximately 30,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2015 As of December 31, 2015, the Company had closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock, and the offering, being conducted pursuant to a public offering prospectus supplement dated January 23, 2014. As of March 28, 2016 no additional no shares of preferred stock have been sold.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm. That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser. In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan. The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company. The balance of the PWSS Term Loan as of December 31, 2015 was approximately $693,000. As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2015 was approximately $103,000.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. On November 6, 2015, PWTS repaid the bridge financing in full with proceeds available from the refinancing of its loan secured by the real property owned by PWRS.

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishment of its approximately $26 million credit facility. The credit facility carried a floating rate calculated as based on a spread of 350 basis points over LIBOR. On November 6, 2015, PWRS repaid the entire balance of the credit facility with proceeds from a new financing secured by the real property owned by PWRS (the “PWRS Bonds”) and terminated the credit facility.

The PWRS Bonds are secured by land owned by PWRS and generated gross proceeds of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34 and fully amortize over the life of the financing which matures in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6.65 million of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1.65 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; and, to pay other accounts payable of Power REIT and its subsidiaries. Upon completion of the refinancing, PWTS now owns its assets free and clear of any indebtedness.

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2015 is as follows:

Total debt
2016	323,000
2017	343,000
2018	367,000
2019	390,000
2020	415,000
Thereafter	9,108,000
Long-term Debt	$10,623,000

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	2015	2014

Core FFO Attributable to Common Shares	$978,926	$830,087
Growth - Core FFO	18%

Core FFO per common share	0.56	0.49
Growth - Core FFO per common share	14%

Weighted Average shares outstanding (basic)	1,735,119	1,702,487

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	2015	2014
Net income (loss) Attributable to Common Shares	$(730,626)	$(1,747,470)
Litigation expense	359,015	1,049,553
Property acquisition expenses	-	364,920
Stock-based compensation	185,965	180,646
Interest Expense - Unused facility fee	16,911	104,990
Interest Expense - Amortization of Debt Costs	368,871	178,020
Amortization of Intangible Asset	237,141	171,388
Loss on debt extinguishment	352,539	-
Loss on interest rate swap	189,110	528,040
Core FFO Available to Common Shares	$978,926	$830,087

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2015 were effective. Management understands that there are weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and do not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in our internal control during fiscal year 2015 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act and Section 404(c) of the Sarbanes-Oxley Act of 2002, as adopted and amended by the SEC, which provides that Section 404(b) of the Sarbanes-Oxley Act is not applicable with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 12b-2 the Company is a smaller reporting company and not subject to the internal control over financial reporting attestation requirements by the Company’s registered independent public accounting firm.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2015.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2015.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A list of all financial statements, financial statement schedules and related information filed as part of this document is set forth starting on page F-1 hereof.

A list of all exhibits that are filed as a part of this document is set forth below:

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to such exhibit to the Registrants Form 10-K filed with the Commission as of April 1, 2014.

Exhibit 3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

Exhibit 10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

Exhibit 21.1	Subsidiaries of the Registrant, filed herewith.*

Exhibit 23.1	Consent of MaloneBailey, LLP, filed herewith.*

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser, filed herewith.*

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser, filed herewith.*

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2015: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of	March 30, 2016
David H. Lesse	Trustees, CEO, Secretary and Treasurer

/s/ Virgil E. Wenger	Trustee	March 30, 2016
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 30, 2016
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 30, 2016
Patrick R. Haynes, III

Power REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Power REIT

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power REIT and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey LLP
www.malone-bailey.com
Houston, Texas

March 30, 2016

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	2015	2014
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	435,870	654,381
Other receivables	6,142	1,054
Prepaid expenses	55,356	13,576
Intangible assets, net of accumulated amortization	4,538,020	4,775,161
Other assets	775,031	957,231
TOTAL ASSETS	$21,748,486	$22,339,470

LIABILITIES AND EQUITY
Deferred revenue	$18,513	$25,582
Accounts payable	96,022	572,591
Accounts payable, related party	1,773	641,628
Accrued interest	74,243	46,873
Current portion of long-term debt	322,874	198,709
Long-term debt	10,623,088	7,519,413
Long term debt, related party	-	1,650,000
Interest rate swap	-	528,040
TOTAL LIABILITIES	11,136,513	11,182,836

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2015 and December 31, 2014)	3,492,149	3,492,149
	-	-
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,742,688 and 1,731,788 shares issued and outstanding as of December 31, 2015 and December 31, 2014)	1,743	1,732
Additional paid-in capital	11,001,843	10,815,889
Accumulated deficit	(3,883,762)	(3,153,136)
Total Equity	7,119,824	7,664,485

TOTAL LIABILITIES AND EQUITY	$21,748,486	$22,339,470

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

	2015	2014
REVENUE
Lease income from capital lease – railroad, net	$915,000	$915,000
Rental income	1,050,130	828,080
Misc. Income	4,985	109
TOTAL REVENUE	1,970,115	1,743,189

EXPENSES
Amortization of intangible assets	237,141	171,388
General and administrative	226,391	255,496
Stock-based compensation	185,965	180,646
Property tax	21,929	34,741
Property acquisition expenses	-	364,920
Litigation expenses (see note 12)	359,015	1,049,553
Unrealized loss on interest rate swap	-	528,040
Loss on interest rate swap	189,110	-
Loss on debt extinguishment	352,539	-
Interest expense	848,780	714,894
TOTAL EXPENSES	2,420,870	3,299,678

NET LOSS	(450,755)	(1,556,489)

Preferred Stock Dividends	279,871	190,981

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(730,626)	$(1,747,470)

Loss Per Common Share:
Basic and diluted	$(0.42)	$(1.03)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,735,119	1,702,487

Cash dividend per Series A Preferred Share	$1.94	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2015 and 2014

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2013	1,676,955	$1,677	$10,476,098	$(1,405,666)	$9,072,109
Net loss	-	-	-	(1,556,489)	(1,556,489)
Issuance of Common Shares from exercise of options	20,000	20	159,180		159,200
Cash dividends on Preferred Stock	-	-	-	(190,981)	(190,981)
Stock-based compensation	34,833	35	180,611	-	180,646
Balance at December 31, 2014	1,731,788	1,732	10,815,889	(3,153,136)	7,664,485

Net loss	-	-	-	(450,755)	(450,755)
Cash dividends on Preferred Stock	-	-	-	(279,871)	(279,871)
Stock-based compensation	10,900	11	185,954	-	185,965
Balance at December 31, 2015	1,742,688	$1,743	$11,001,843	$(3,883,762)	$7,119,824

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2015 and 2014

	2015	2014
Operating activities
Net loss	$(450,755)	$(1,556,489)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	237,141	171,388
(Gain) Loss on debt extinguishment	352,539	-
Loss on MTM hedge liability	189,110	528,040
Amortization of debt costs	345,130	178,020
Stock-based compensation	185,965	180,646

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(5,088)	5,110
(Increase) in prepaid expense	(41,780)	(6,000)
(Increase) decrease in other assets	-	5,111
Increase (decrease) in deferred revenue	(7,069)	(46,307)
Increase (decrease) in prepaid rent	(120,861)	19,934
Increase (decrease) in accounts payable	(296,850)	421,290
Increase (decrease) in accounts payable, related party	(639,855)	-
Increase in accrued interest	27,370	(8,358)
Net cash provided by (used in) operating activities	(225,003)	(107,615)

Investing Activities
Acquisition of land, net	-	(2,242,104)
Net cash used in investing activities	-	(2,242,104)

Financing Activities
Principal payment on long-term debt	(272,702)	(29,762)
Borrowings on long-term debt	2,306,148	-
Principal payments on related party debt	(1,650,000)	-
Net proceeds from issuance of preferred stock	-	3,492,149
Payment of deferred finance costs	(97,083)	(504,619)
Proceeds from exercise of stock options	-	159,200
Cash dividends paid on preferred stock	(279,871)	(190,981)
Net cash provided by (used in) financing activities	6,492	2,925,987

Net increase (decrease) in cash and cash equivalents	(218,511)	576,268

Cash and cash equivalents, beginning of period	654,381	78,113

Cash and cash equivalents, end of period	$435,870	$654,381

Non cash investing and financing activities
Purchase of land and intangibles with debt	$-	$6,891,249
	$-	$386,171
Debt issue costs paid through issuance of debt	$344,675	$-
Account payable settled through issuance of debt	$180,300	$-
Derivative liability settled through issuance of debt	$670,000	$-
Supplemental disclosure of cash flow information:
Interest paid	$486,982	$440,241

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2015 and 2014 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For the years ended December 31, 2015 and 2014, PWTS recorded rental income of $157,500 and $167,603, respectively.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the years ended December 31, 2015 and 2014, PWRS recorded rental income of $803,136 and $570,983 respectively. The 2014 rent recorded is from April 14, 2014 (the date of closing on the acquisition).

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2015.

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

Revenue Recognition

The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheet. During 2013, PWV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid. Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation (See Note 12).

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

As of December 31, 2015, the Trust has a net capitalized asset related to its shelf-offering which totals approximately $43,000. The Trust expects to amortize the remaining capitalized shelf-offering expenses proportionately upon each draw. (See Note 6, Shelf Offering on Form S-3).

During 2013, the Trust capitalized expenses of approximately $96,000 related to its At-The-Market Offering of Common Stock (“ATM”) and approximately $36,000 related to its offering of Series A Preferred Stock respectively. During 2014, the Trust capitalized an additional approximately $102,000 related to its offering of Series A Preferred Stock. As of December 31, 2015, the Trust has a net capitalized asset related to its ATM and Series A Preferred Stock Offering of approximately $105,000 and $24,000 respectively. The ATM and Preferred Stock related assets will be amortized pro-rata across the offering proceeds. There were no sales of stock related to the ATM or Series A Preferred Stock Offering during 2015.

During 2014, the Trust capitalized expenses related to establishing its $26.2 million credit facility totaling approximately $891,000 of which $524,000 relates to a commitment fee and $367,000 relates to other expenses. These deferred financing costs are amortized using the straight-line method over the term of the credit facility, which approximates the effective interest method. Amortization of deferred financing costs for the years ended December 31, 2015 and 2014 were approximately $345,000 and $178,000, respectively. The amount of amortization for 2015 includes writing off all capitalized expenses related to the credit facility which was repaid in its entirety and terminated on November 6, 2015.

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). During 2015, the Trust capitalized an approximately $441,758 of expenses related to the PWRS Bonds of which approximately 97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. As of December 31, 2015, the Trust has a net capitalized asset related to the PWRS Bonds of approximately $415,000. During 2015, the Trust amortized approximately $27,000 of this capitalized debt cost which is included in the amortization of deferred financing costs on the statement of cash flows. The ATM and Preferred Stock related assets will be amortized over the life of the PWRS Bonds.

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established approximately $237,000, which will be amortized over a 24.6-year period. In 2015 and 2014, approximately $10,000 and $10,000, respectively, of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which will be amortized over a 20.7-year period. In 2015 and 2014, approximately $227,000 and $161,000, respectively, of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2015 and 2014.

The following table provides a summary of the Intangible Assets:

	December 31, 2015			December 31, 2014
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWSS	$237,471	$23,776	$213,695	$237,471	$14,123	$223,348
Intangibles - PWRS	4,713,548	389,223	4,324,325	4,713,548	161,735	4,551,813
Total	$4,951,019	$412,999	$4,538,020	$4,951,019	$175,858	$4,775,161

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2016	$237,141
2017	237,141
2018	237,141
2019	237,141
2020	237,141
Thereafter	3,352,315
Total	$4,538,020

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Financial assets and liabilities carried at fair value on a recurring basis were as follows:

December 31, 2014

($ in thousands)

	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap	$-	$528	$-	$528

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

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2015. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 8, 2016, had approximately $12.2 billion of total stockholders’ equity as of December 31, 2015, and earned approximately $1.6 billion of net income during its fiscal year ended December 31, 2015.

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee. The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term. The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined. PWSS assumed the existing lease upon its acquisition of the Salisbury land. Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013. Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended 2015 and 2014.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”). The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land. Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each year after the projects reach commercial operations. As of the date of the filing of this document, all of the PWTS solar farms have achieved commercial operations. Prior to achieving commercial operations, PWTS is paid monthly rent in advance. A total of approximately $157,500 and $168,000 of rent paid to PWTS was recorded in 2015 and 2014 respectively.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”). At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. Rent from the lease will be recorded on a straight-line basis, with $803,136 and $570,983 recorded during the years ended 2015 and 2014, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2015:

2016	983,730
2017	991,949
2018	1,000,249
2019	1,008,631
2020	1,017,097
Thereafter	15,484,079
Total	20,485,735

5 – LONG-TERM DEBT

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishment of its approximately $26 million credit facility. The credit facility carried a floating rate calculated as based on a spread of 350 basis points over LIBOR. On November 6, 2015, PWRS repaid the entire balance of the credit facility with proceeds from a new financing secured by the real property owned by PWRS (the “PWRS Bonds”) and terminated the credit facility. In connection with the loan related to the PWRS acquisition, PWRS entered into two interest rate swap arrangements. One swap fixed the rate on approximately $4.5 million at 4.19% commencing on March 31, 2019 and expires on December 31, 2033 and the other fixed the rate on approximately $3.4 million at 1.92% commencing on April 14, 2014 and expires on March 31, 2019. The impact on net interest income for the years ended December 31, 2015 and 2014 from the interest expense on the indebtedness was approximately $49,000 and $44,000 respectively. At December 31, 2014, the Trust had a net unrealized loss related to the two swaps of approximately $528,000 resulting from a drop in interest rates since establishing the swaps. Upon repayment of the credit facility the two interest rate swaps were retired for a total swap settlement amount of $670,000. During 2015, the Trust realized a loss on interest rate swaps of approximately $189,000. The termination of the credit facility resulted in a loss on debt extinguishment of $353,000.

The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and matures in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6,650,000 of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1,650,000 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; pay deferred financing costs of approximately $441,000; pay interest rate swaps of approximately $670,000; pay approximately $180,000 of unpaid fees; and, to pay other accounts payable of Power REIT and its subsidiaries. Upon completion of the refinancing, PWTS now owns its assets free and clear of any indebtedness.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. The balance on the loan from HBP was $0 and $1,650,000 at December 31, 2015 and 2014, respectively. On November 6, 2015, PWTS repaid the bridge financing in full with proceeds available from the refinancing of its loan secured by the real property owned by PWRS.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2015 and 2014 is approximately $693,000 and $718,000 respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2016. The balance of the Municipal Debt as of December 31, 2015 and 2014 is approximately $103,000 and $109,000 respectively.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2015 is described below:

Total debt
2016	323,000
2017	343,000
2018	367,000
2019	390,000
2020	415,000
Thereafter	9,108,000
Long-term Debt	$10,623,000

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

The Trust has been offering up to 175,000 shares of its 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Series A Preferred Stock”) on a continuous basis, pursuant to a public offering prospectus supplement dated January 23, 2014 and an accompanying prospectus. The offering is being conducted as a “takedown” from the Trust’s $100 million shelf registration statement on Form S-3, which was declared effective by the SEC in May 2012. The Series A Preferred Stock is the first issuance by the Trust of equity securities other than its common shares. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to our common shares. The Series A Preferred Stock has no maturity and is redeemable at par by the Trust commencing on November 30, 2018. As of December 31, 2015, the Trust had closed on the sale of 144,636 shares of its Series A Preferred Stock for net proceeds of approximately $3,492,000. Due to the Series A Preferred Stock’s redemption feature, this is classified as temporary equity in the consolidated balance sheets.

During the years ended December 31, 2015 and 2014, Power REIT paid approximately $280,000 and $191,000 of dividends on its Series A Preferred Stock.

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

Summary of Plan Activity – Options

The summary of Plan activity for the year ended December 31, 2015, with respect to the Trust’s stock options, was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance at December 31, 2014	106,000	$7.96	41,340
Plan Awards	-
Options Exercised	-	7.96
Balance as of December 31, 2015	106,000	7.96	0
Options expected to vest at December 31, 2015	-	7.96	0
Options exercisable as of December 31, 2015	106,000	7.96	0

For the year ended December 31, 2015, the weighted average fair value of options vested, not vested and granted is $0.96 per share. The Aggregate Intrinsic Value is based on the difference between the option exercise price and its closing price of $4.37 at December 31, 2015 but is zero since the exercise price is below the price.

The summary of Plan activity for the year ended December 31, 2014, with respect to the Trust’s stock options, was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance at December 31, 2013	166,000	7.96	137,780
Plan Awards	-
Options Exercised	(20,000)	7.96
Options Forfeited	(40,000)	7.96
Balance as of December 31, 2014	106,000	7.96	41,340
Options expected to vest at December 31, 2014	35,333	7.96	13,780
Options exercisable as of December 31, 2014	70,667	7.96	27,560

For the year ended December 31, 2014, the weighted average fair value of options vested, not vested and granted is $0.96 per share. The Aggregate Intrinsic Value is based on the difference between the option exercise price and its closing price of $8.35 at December 31, 2014.

During the year ended December 31, 2014, the Company issued 20,000 shares in connection with the 20,000 options exercised for total proceeds of $159,200.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the year ended December 31, 2015, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2014	37,042	$8.86
Plan Awards	10,900	9.06
Restricted Stock Vested	(23,067)	8.22
Balance as of December 31, 2015	24,875	7.58

The summary of Plan activity for the year ended December 31, 2014, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2013	20,400	8.08
Plan Awards	41,500	9.06
Restricted Stock Vested	(18,191)	8.49
Restricted Stock Forfeited	(6,667)	7.96
Balance as of December 31, 2014	37,042	8.86

Stock-based Compensation

During 2015, the Trust recorded approximately $186,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $181,000 for 2014. As of December 31, 2015 there was approximately $186,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2018, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

Dividends distributed by the Trust for the years ended December 31, 2015 were deemed a return of capital for 2015 and ordinary income for 2014.

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2012.

9 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During 2015, Power REIT (on a consolidated basis) paid approximately $890,000 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC. (See Note 12, Legal Proceedings).

On December 28, 2012, Hudson Bay Partners, LP (“HBP”), a wholly-owned affiliate of the Trust’s Chairman, CEO, Secretary and Treasurer, loaned PWSS $800,000 in the form of a senior, secured bridge loan. This amount was refinanced with a third party lender on July 5, 2013 and HBP was repaid in full with interest. On July 11, 2013, HBP loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which was repaid in full with interest on November 6, 2015 (See Note 5, Long-term Debt).

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

11 - SUBSEQUENT EVENTS

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the litigation with Norfolk Southern Corporation (“NSC”) and NSC’s sub-lessee, Wheeling & Lake Erie Railroad to the United States Court of Appeals for the Third Circuit. See Note 12, Legal Proceedings.

On January 26, 2016, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15th, 2016, to shareholders of record on February 15th, 2015.

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

On April 22, 2015, the court denied P&WV’s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’s claims. During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT. On December 29, 2015, the Court issued a ruling with respect to the remaining claims that were the subject of the trial. In the ruling, the Court found in favor of Power REIT on all claims brought against it by NSC and WLE. In addition, the Court also found in favor of P&WV with respect to claims brought against P&WV by WLE. However, the Court did find in favor of NSC against P&WV for certain of its claims (fraud and breach of contract) and awarded nominal damages of $1.00. In connection with NSC’s demand for punitive damages, the Court ruled that NSC was not entitled to punitive damages.

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. Power REIT and P&WV’s appellate brief is currently scheduled to be filed on April 28, 2016. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the year December 31, 2015 and 2014, P&WV incurred litigation related expenses of approximately $359,000 and $1,050,000, respectively. As of December 31, 2015, P&WV had incurred a total of approximately $3.1 million of cumulative expenses related to the litigation, of which approximately $2,000 is in accounts payable. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

