Form 10-K/A
period 2015-12-31
Power REIT
filed 2016-04-06
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

 Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2015 of Power REIT (the “Company”) filed with the Securities and Exchange Commission on March 30, 2016 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to such exhibit to the Registrants Form 10-K filed with the Commission as of April 1, 2014.

Exhibit 3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

Exhibit 10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

Exhibit 21.1*	Subsidiaries of the Registrant.

Exhibit 23.1*	Consent of MaloneBailey, LLP.

Exhibit 31.1*	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser.

Exhibit 32.1*	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser, file.

Exhibit 101**	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2015: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

* Previously Filed.

** Furnished Herewith.

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

Date: April 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of	April 6, 2016
David H. Lesse	Trustees, CEO, Secretary and Treasurer

/s/ Virgil E. Wenger	Trustee	April 6, 2016
Virgil E. Wenger

/s/ William S. Susman	Trustee	April 6, 2016
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	April 6, 2016
Patrick R. Haynes, III