Form 10-Q
period 2016-03-31
Power REIT
filed 2016-05-13
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

000-54560

(Commission File Number)

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0371

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

1,784,488 common shares, $0.001 par value, outstanding at May 11, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	525,452	435,870
Other receivables	126,748	6,142
Prepaid expenses	125,712	55,356
Intangible assets, net of accumulated amortization	4,478,735	4,538,020
Other assets	448,589	336,157
TOTAL ASSETS	$21,643,303	$21,309,612

LIABILITIES AND EQUITY
Deferred revenue	$134,546	$18,513
Accounts payable	153,794	96,022
Accounts payable, related party	-	1,773
Accrued interest	91,721	74,243
Current portion of long-term debt	303,431	307,104
Long-term debt	10,217,074	10,199,984
TOTAL LIABILITIES	10,900,566	10,697,639

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of March 31, 2016 and December 31, 2015)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,742,688 and 1,742,688 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	1,743	1,743
Additional paid-in capital	11,037,360	11,001,843
Accumulated deficit	(3,788,515)	(3,883,762)
Total Equity	7,250,588	7,119,824

TOTAL LIABILITIES AND EQUITY	$21,643,303	$21,309,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE
Lease income from capital lease - railroad, net	$228,750	$228,750
Rental income	262,851	262,008
Interest income	73	11
TOTAL REVENUE	491,674	490,769

EXPENSES
Amortization of intangible assets	59,285	59,285
General and administrative	36,535	53,613
Stock-based compensation	35,517	53,540
Property tax	5,382	5,462
Property acquisition expenses	-	(1,105)
Litigation expenses (see note 5)	48,355	4,440
Interest expense	141,385	199,130
Unrealized loss on interest rate swap	-	183,866
TOTAL EXPENSES	326,459	558,231

NET INCOME (LOSS)	165,215	(67,462)

Preferred Stock Dividends	69,968	69,968

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$95,247	$(137,430)

Income (Loss) Per Common Share:
Basic and diluted	$0.05	$(0.08)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,742,688	1,731,788

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net Income (loss)	$165,215	$(67,462)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	59,285	59,285
Change in unrealized loss on interest rate swap	-	183,866
Amortization of debt costs	23,148	62,502
Stock-based compensation	35,517	53,540

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(120,606)	(157,500)
(Increase) decrease in prepaid expense	(70,356)	(63,199)
Increase in deferred revenue	(109,119)	(162,946)
Increase in Prepaid Rent	116,033	343,442
Increase (decrease) in accounts payable	55,999	(114,424)
Increase (decrease) in accrued interest	17,478	6,747
Net cash provided by operating activities	172,594	143,851

Financing Activities
Principal payment on long-term debt	(13,044)	(86,516)
Cash dividends paid on preferred stock	(69,968)	(69,968)
Net cash used in financing activities	(83,012)	(156,484)

Net increase (decrease) in cash and cash equivalents	89,582	(12,633)

Cash and cash equivalents, beginning of period	435,870	654,381

Cash and cash equivalents, end of period	$525,452	$641,748

Supplemental disclosure of cash flow information:
Interest paid	$100,759	$56,995

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended March 31st, 2016, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with GAAP.

Accounting Pronouncement Adopted

As of January 1, 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This standard requires retrospective application, and as such, we reclassified approximately $438,000 of debt issuance costs from other assets to a reduction of our current and long-term debt in our Consolidated Balance Sheet as of December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short maturity. Long-term debt approximates fair value since the related rates of interest approximate current market rates. The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6,650,000 of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1,650,000 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; pay deferred financing costs of approximately $441,000; pay interest rate swaps of approximately $670,000; pay approximately $180,000 of unpaid fees; and, to pay other accounts payable of Power REIT and its subsidiaries. The balance of the PWRS Bonds as of March 31, 2016 and December 31, 2015 is approximately $10,150,000 and $10,150,000 respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2016 and December 31, 2015 and is approximately $687,000 and $693,000 respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2017. The balance of the Municipal Debt as of March 31, 2016 and December 31, 2015 is approximately $96,000 and $103,000 respectively.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Plan Activity – Options

The summary of Plan activity for the three months ended March 31, 2016, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2015	106,000	7.96	41,340
Plan Awards	-
Options Exercised	-
Balance as of March 31, 2016	106,000	7.96	-
Options vested at March 31, 2016	106,000	7.96	-

The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $4.70 and $8.60 at March 31, 2016 and 2015, respectively. Since the Weighted Average Exercise Price exceeds the closing stock price of $4.70 at March 31, 2016 the Aggregate Intrinsic Value is zero.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2016, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2015	24,875	7.58
Plan Awards	-	-
Restricted Stock Vested	4,492	7.90
Balance as of March 31, 2016	20,383	7.50

Stock-based Compensation

During the first three months of 2016, the Trust recorded approximately $36,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $54,000 for the first three months of 2015. As of March 31, 2016 there was approximately $153,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2018, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first three months of 2016, the Trust paid a total of approximately $70,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion. On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion. On December 16, 2014, the court held oral argument on both of the motions for Summary Judgment.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV’s filed its appellate brief. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the quarter ended March 31, 2016, P&WV incurred litigation related expenses of approximately $48,000. As of March 31, 2016, P&WV had incurred a total of approximately $3.1 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the quarter ended March 31, 2016, Power REIT (on a consolidated basis) paid approximately $1,800 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

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

7. SUBSEQUENT EVENTS

On April 12, 2016, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2016 to shareholders of record on May 15, 2016.

On May 5, 2016, the Company issued stock based compensation to the Trustees (other than David Lesser) of 600 shares of common stock which vests quarterly over four quarters beginning with the second quarter of 2016. On May 5, 2016, the Company issued stock based compensation to David Lesser (Chairman and CEO) of 40,000 shares of common stock which vests quarterly over twelve quarters beginning with the second quarter of 2016.

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

Power REIT is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. The Company’s investment strategy, which is focused on transportation and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

As of March 31, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2015 and 2016 was approximately $492,000 and $491,000, respectively. Net income attributable to Common Shares during the first quarter of 2016 was approximately $95,000, whereas a net loss attributable to common shares of approximately $137,000, was reported during the first quarter of 2015. The difference between our 2016 and 2015 first quarter results were principally attributable to the following: an approximately $183,000 decrease in unrealized interest rate swap expense; an approximately $57,000 decrease in interest expense; an approximately $44,000 increase in litigation expenses related to the NSC litigation; an approximately $18,000 decrease in stock-based compensation; and, an approximately $17,000 decrease in general and administrative costs.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Core FFO Available to Common Shares	$261,552	$224,703
Growth - Core FFO	16%

Core FFO per common share	0.15	0.13
Growth - Core FFO percommon share	16%

Weighted Average shares outstanding (basic)	1,742,688	1,731,788

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss) Attributable to Common Shares	$95,247	$(137,430)
Litigation expense	48,355	4,440
Property acquisition expenses	-	(1,105)
Stock-based compensation	35,517	53,540
Interest Expense - Unused facility fee	-	8,355
Interest Expense - Amortization of Debt Costs	23,148	53,752
Amortization of Intangible Asset	59,285	59,285
Unrealized loss on interest rate swap	-	183,866
Core FFO Available to Common Shares	$261,552	$224,703

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2016 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion. On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion. On December 16, 2014, the court held oral argument on both of the motions for Summary Judgment.

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

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV’s filed its appellate brief. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the quarter ended March 31, 2016, P&WV incurred litigation related expenses of approximately $48,000. As of March 31, 2016, P&WV had incurred a total of approximately $3.1 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2015: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board & Chief Executive Officer,
Secretary and Treasurer

Date: May 13, 2016

