Form 10-Q
period 2016-06-30
Power REIT
filed 2016-08-11
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

1,784,488 common shares, $0.001 par value, outstanding at August 11, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	762,533	435,870
Other receivables	5,934	6,142
Prepaid expenses	116,774	55,356
Intangible assets, net of accumulated amortization	4,419,449	4,538,020
Other assets	420,285	339,470
TOTAL ASSETS	$21,663,042	$21,312,925

LIABILITIES AND EQUITY
Deferred revenue	$428,041	$18,513
Accounts payable	40,294	96,022
Accounts payable, related party	-	1,773
Accrued interest	71,536	74,243
Current portion of long-term debt, net of debt issuance cost	340,951	307,104
Long-term debt, net of debt issuance cost	10,093,371	10,203,297
TOTAL LIABILITIES	10,974,193	10,700,952

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of June 30, 2016 and December 31, 2015)	3,492,149	3,492,149
Commitments and Contingencies	-	-
Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,784,488 and 1,742,688 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	1,784	1,743
Additional paid-in capital	11,090,030	11,001,843
Accumulated deficit	(3,895,114)	(3,883,762)
Total Equity	7,196,700	7,119,824
TOTAL LIABILITIES AND EQUITY	$21,663,042	$21,312,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$457,500	$457,500
Rental income	262,851	262,420	525,702	524,428
Misc. income	10,395	4,956	10,468	4,967
TOTAL REVENUE	501,996	496,126	993,670	986,895

EXPENSES
Amortization of intangible assets	59,286	59,286	118,571	118,571
General and administrative	35,899	63,721	72,434	117,334
Stock-based compensation	52,712	50,364	88,229	103,904
Property tax	2,782	5,463	8,164	10,925
Property acquisition expenses	-	-	-	(1,105)
Litigation expenses (see note 5)	298,504	119,512	346,859	123,952
Interest expense	89,444	160,707	230,829	714,031
Unrealized loss on interest rate swap	-	(244,821)	-	(60,955)
TOTAL EXPENSES	538,627	214,232	865,086	1,126,657

NET INCOME (LOSS)	(36,631)	281,894	128,584	(139,762)

Preferred Stock Dividends	69,968	69,967	139,936	139,935

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$(106,599)	$211,927	$(11,352)	$(279,697)

Income (Loss) Per Common Share:
Basic and diluted	$(0.06)	$0.12	$(0.01)	$(0.16)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,768,697	1,731,788	1,755,692	1,731,788

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$128,584	$(139,762)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	118,571	118,571
Change in unrealized loss on interest rate swap	-	(60,955)
Amortization of debt costs	12,590	439,425
Stock-based compensation	88,229	103,904

Changes in operating assets and liabilities
Decrease in other receivables	208	1,054
Increase in prepaid expense	(61,418)	(4,000)
Increase in deferred revenue	(80,815)	(137,181)
Increase in other assets	-	(36,474)
Increase in prepaid rent	409,528	75,863
Decrease in accounts payable	(57,501)	(219,757)
Decrease in accounts payable, related party	-	(193,314)
Increase (decrease) in accrued interest	(2,707)	40,665
Net cash provided by operating activities	555,269	(11,961)

Financing Activities
Principal payment on long-term debt	(88,670)	(115,923)
Payment of deferred finance costs	-	(37,992)
Cash dividends paid on preferred stock	(139,936)	(139,935)
Net cash used in financing activities	(228,606)	(293,850)

Net increase (decrease) in cash and cash equivalents	326,663	(305,811)

Cash and cash equivalents, beginning of period	435,870	654,381

Cash and cash equivalents, end of period	$762,533	$348,570

Supplemental disclosure of cash flow information:
Interest paid	$233,536	$233,579

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended June 30, 2016, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements.

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

Other Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation - Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, Financial Instruments - Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income (loss) instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6,650,000 of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1,650,000 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; pay deferred financing costs of approximately $441,000; pay interest rate swaps of approximately $670,000; pay approximately $180,000 of unpaid fees; and, to pay other accounts payable of Power REIT and its subsidiaries. The balance of the PWRS Bonds as of June 30, 2016 and December 31, 2015 is approximately $9,677,000 (net of approximately $404,000 of capitalized debt costs which are being amortized over the life of the financing) and $10,150,000 respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2016 and December 31, 2015 is approximately $661,000 (net of approximately $19,000 of capitalized debt costs which are being amortized over the life of the financing) and $681,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2017. The balance of the Municipal Debt as of June 30, 2016 and December 31, 2015 is approximately $96,000 and $103,000 respectively.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2016, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2015	106,000	7.96	41,340
Plan Awards	-
Options Exercised	-
Balance as of June 30, 2016	106,000	7.96	-
Options vested at June 30, 2016	106,000	7.96	-

The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $6.98 at June 30, 2016 and $8.60 at December 31, 2015. Since the Weighted Average Exercise Price exceeds the closing stock price of $6.98 at June 30, 2016 the Aggregate Intrinsic Value is zero.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2016, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2015	24,875	7.58
Plan Awards	41,800	5
Restricted Stock Vested	(12,392)	(7.12)
Balance as of June 30, 2016	54,283	5.70

Stock-based Compensation

During the first six months of 2016, the Trust recorded approximately $88,000 of non-cash expense related to restricted stock and options granted compared to approximately $104,000 for the first six months of 2015. As of June 30, 2016 there was approximately $309,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2019, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first six months of 2016, the Trust paid a total of approximately $140,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV filed its appellate brief. On June 27, 2016, NSC and WLE filed their reply brief. On August 10, 2016, Power REIT and P&WV filed a reply brief at which point the appeal was fully briefed. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the quarter ended June 30, 2016, P&WV incurred litigation related expenses of approximately $299,000. As of June 30, 2016, P&WV had incurred a total of approximately $3.4 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the quarter ended June 31, 2016, Power REIT (on a consolidated basis) paid approximately $17,000 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

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

7. SUBSEQUENT EVENTS

On July 14, 2016, the Registrant announced that it had declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2016 to shareholders of record on August 15, 2016.

On August 8, 2016, the Trust granted newly elected Justinian Hobor 450 shares of common stock which vests in three equal quarterly installments commencing with the third quarter of 2016.

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

As of June 30, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the second quarter of 2015 and 2016 was approximately $496,000 and $502,000, respectively. Net loss attributable to Common Shares during the second quarter of 2016 was approximately 106,000, whereas a net income attributable to common shares of approximately $212,000, was reported during the second quarter of 2015. The difference between our 2016 and 2015 second quarter results were principally attributable to the following: an approximately a $245,000 increase in unrealized loss on interest rate swap; an approximately $179,000 increase in litigation expenses related to the NSC litigation; an approximately $71,000 decrease in interest expense; and, an approximately $28,000 decrease in general and administrative costs.

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the three years ended 2015, The Trust (on a consolidated basis) incurred substantial litigation expenses related to its ongoing litigation related to P&WV (See Note 5).

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

CORE FUNDS FROM OPERATIONS(FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Core FFO Available to Common Shares	$310,198	$221,189	$554,897	$455,989
Growth - Core FFO	40%		22%

Core FFO per common share	0.18	0.13	0.32	0.26
Growth - Core FFO per common share	39%		23%

Weighted Average shares outstanding (basic)	1,768,697	1,731,788	1,755,692	1,731,788

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) Attributable to Common Shares	$(106,599)	$211,927	$(11,352)	$(279,697)
Litigation expense	298,504	119,512	346,859	123,952
Property acquisition expenses	-	-	-	(1,105)
Stock-based compensation	52,712	50,364	88,229	103,904
Interest Expense - Unused facility fee	-	3,539	-	11,894
Interest Expense - Amortization of Debt Costs	6,295	21,382	12,590	439,425
Amortization of Intangible Asset	59,286	59,286	118,571	118,571
Unrealized loss on interest rate swap	-	(244,821)	-	(60,955)
Core FFO Available to Common Shares	$310,198	$221,189	$554,897	$455,989

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2016 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV filed its appellate brief. On June 27, 2016, NSC and WLE filed their reply brief. On August 10, 2016, Power REIT and P&WV filed a reply brief at which point the appeal was fully briefed. Power REIT and P&WV have retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the quarter ended June 30, 2016, P&WV incurred litigation related expenses of approximately $299,000. As of June 30, 2016, P&WV had incurred a total of approximately $3.4 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2015: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: August 11, 2016

