Form 10-Q
period 2016-09-30
Power REIT
filed 2016-11-14
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

1,784,938 common shares, $0.001 par value, outstanding at November 14, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	699,156	435,870
Other receivables	-	6,142
Prepaid expenses	48,698	55,356
Intangible assets, net of accumulated amortization	4,360,164	4,538,020
Other assets	286,314	339,470
TOTAL ASSETS	$21,332,399	$21,312,925

LIABILITIES AND EQUITY
Deferred revenue	$193,457	$18,513
Accounts payable	115,027	96,022
Accounts payable, related party	-	1,773
Accrued interest	93,143	74,243
Current portion of long-term debt, net of debt issuance cost	362,276	307,104
Long-term debt, net of debt issuance cost	9,850,502	10,203,297
TOTAL LIABILITIES	10,614,405	10,700,952

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2016 and December 31, 2015)	3,492,149	3,492,149
	-	-
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,784,938 and 1,742,688 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	1,784	1,743
Additional paid-in capital	11,143,830	11,001,843
Accumulated deficit	(3,919,769)	(3,883,762)
Total Equity	7,225,845	7,119,824

TOTAL LIABILITIES AND EQUITY	$21,332,399	$21,312,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$686,250	$686,250
Rental income	262,851	262,851	788,553	787,279
Misc. income	118	9	10,586	4,976
TOTAL REVENUE	491,719	491,610	1,485,389	1,478,505

EXPENSES
Amortization of intangible assets	59,285	59,285	177,856	177,856
General and administrative	44,522	38,992	116,956	156,326
Stock-based compensation	53,800	46,544	142,029	150,448
Property tax	2,781	5,472	10,945	16,397
Property acquisition expenses	-	-	-	(1,105)
Litigation expenses (see note 5)	138,759	117,586	485,618	241,538
Interest expense	147,259	159,301	378,088	873,332
Unrealized loss on interest rate swap	-	250,066	-	189,111
TOTAL EXPENSES	446,406	677,246	1,311,492	1,803,903

NET INCOME (LOSS)	45,313	(185,636)	173,897	(325,398)

Preferred Stock Dividends	69,968	69,968	209,904	209,903

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(24,655)	$(255,604)	$(36,007)	$(535,301)

Income (Loss) Per Common Share:
Basic and diluted	$(0.01)	$(0.15)	$(0.02)	$(0.31)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,784,750	1,734,210	1,765,378	1,732,595

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$173,897	$(325,398)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	177,856	177,856
Change in unrealized loss on interest rate swap	-	189,111
Amortization of debt costs	18,886	460,813
Stock-based compensation	142,029	150,448

Changes in operating assets and liabilities
Decrease in other receivables	6,142	1,054
Increase (decrease) in prepaid expense	6,658	(18,398)
(Increase) decrease in other assets	53,156	(6,500)
Increase in deferred revenue	174,944	120,815
Increase (decrease) in accounts payable	17,232	(302,723)
Decrease in accounts payable, related party	-	(345,145)
Increase in accrued interest	18,900	38,229
Net cash provided by operating activities	789,700	140,162

Financing Activities
Principal payment on long-term debt	(316,510)	(266,461)
Payment of deferred finance costs	-	(37,992)
Cash dividends paid on preferred stock	(209,904)	(209,903)
Net cash used in financing activities	(526,414)	(514,356)

Net increase (decrease) in cash and cash equivalents	263,286	(374,194)

Cash and cash equivalents, beginning of period	435,870	654,381

Cash and cash equivalents, end of period	$699,156	$280,187

Supplemental disclosure of cash flow information:
Interest paid	$359,188	$374,290

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended September 30, 2016, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock. During the nine months ended September 30, 2016, the Trust paid a quarterly dividend of approximately $210,000 ($1.45313 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6,650,000 of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1,650,000 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; pay deferred financing costs of approximately $441,000; pay interest rate swaps of approximately $670,000; pay approximately $180,000 of unpaid fees; and, to pay other accounts payable of Power REIT and its subsidiaries. The balance of the PWRS Bonds as of September 30, 2016 and December 31, 2015 is approximately $9,461,000 (net of approximately $398,000 of capitalized debt costs which are being amortized over the life of the financing) and $10,150,000 respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2016 and December 31, 2015 is approximately $656,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing) and $678,000 (net of approximately $21,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2017. The balance of the Municipal Debt as of September 30, 2016 and December 31, 2015 is approximately $96,000 and $103,000 respectively.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the nine months ended September 30, 2016, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2015	106,000	7.96	41,340
Plan Awards	-
Options Exercised	-
Balance as of September 30, 2016	106,000	7.96	16,960
Options vested at September 30, 2016	106,000	7.96	-

The Aggregate Intrinsic Value is based on the difference between the option exercise price and the closing stock price of $8.12 at September 30, 2016 and $8.60 at December 31, 2015. Since the Weighted Average Exercise Price is below the closing price of $8.12 at September 30, 2016 the Aggregate Intrinsic Value is $16,960 at September 30, 2016. The weighted average remaining term of the options is 5.87 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2016, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2015	24,875	7.58
Plan Awards	42,250	5.02
Restricted Stock Vested	(20,442)	(6.90)
Balance as of September 30, 2016	46,683	5.54

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Stock-based Compensation

During the first nine months of 2016, the Trust recorded approximately $142,000 of non-cash expense related to restricted stock and options granted compared to approximately $150,000 for the first nine months of 2015. As of September 30, 2016 there was approximately $259,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2019, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first nine months of 2016, the Trust paid a total of approximately $210,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. LEGAL PROCEEDINGS

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease. The case was pending in Federal trial court in Pittsburgh (the “Court”). The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5, 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion. On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion. On December 16, 2014, the court held oral argument on both of the motions for Summary Judgment.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During the three months ended September 30, 2016, P&WV incurred litigation related expenses of approximately $139,000. During the nine months ended September 30, 2016, P&WV incurred litigation related expenses of approximately $486,000. As of September 30, 2016, P&WV had incurred a total of approximately $3.6 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the quarter ended September 30, 2016, Power REIT (on a consolidated basis) paid approximately $22,000 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen described herein, the independent trustees approved the hiring of Morrison Cohen as counsel, determining such arrangement to be fair and reasonable and in the interest of the Trust.

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

As of September 30, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the third quarter of 2015 and 2016 was approximately $492,000 and $492,000, respectively. Net loss attributable to Common Shares during the third quarter of 2016 was approximately $25,000, whereas a net loss attributable to Common Shares of approximately $256,000, was reported during the third quarter of 2015. The difference between our 2016 and 2015 third quarter results were principally attributable to the following: an approximately $250,000 decrease in unrealized loss on interest rate swap; an approximately $21,000 increase in litigation expenses related to the NSC litigation; and, an approximately $12,000 decrease in interest expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Core FFO Available to Common Shares	$233,484	$242,844	$788,382	$688,736
Growth - Core FFO	-4%		14%

Core FFO per common share	0.13	0.14	0.45	0.40
Growth - Core FFO per common share	-7%		12%

Weighted Average shares outstanding (basic)	1,784,750	1,734,210	1,765,378	1,732,595

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended September 31,		Nine Months Ended September 31,
	2016	2015	2016	2015
Net loss Attributable to Common Shares	$(24,655)	$(255,604)	$(36,007)	$(535,301)
Litigation expense	138,759	117,586	485,618	241,538
Property acquisition expenses	-	-	-	(1,105)
Stock-based compensation	53,800	46,544	142,029	150,448
Interest Expense - Unused facility fee	-	3,578	-	15,471
Interest Expense - Amortization of Debt Costs	6,295	21,389	18,886	450,718
Amortization of Intangible Asset	59,285	59,285	177,856	177,856
Unrealized loss on interest rate swap	-	250,066	-	189,111
Core FFO Available to Common Shares	$233,484	$242,844	$788,382	$688,736

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2016 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5, 2014, P&WV filed a Reply to NSC and WLE’s opposition to such motion. On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’s opposition to such motion. On December 16, 2014, the court held oral argument on both of the motions for Summary Judgment.

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

During the quarter ended September 30, 2016, P&WV incurred litigation related expenses of approximately $139,000. During the nine months ended September 30, 2016, P&WV incurred litigation related expenses of approximately $486,000. As of September 30, 2016, P&WV had incurred a total of approximately $3.6 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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
Date: November 14, 2016

