Form 10-K
period 2016-12-31
Power REIT
filed 2017-03-30
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number: 000-54560

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY 11804

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212) 750-0371

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

Yes [  ] No [X]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2016, the Registrant’s most recently completed second fiscal quarter, was approximately $6,039,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2016 of $6.98. For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 30, 2017, there were 1,784,938 common shares outstanding and 144,636 Series A $25 par value Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2016.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2016 and 2015 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2016 and 2015, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2016 and 2015, PWRS recorded rental income of $803,109 and $803,136.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2016.

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Secretary and Treasurer. Currently, Power REIT has no other officers or employees. As Power REIT’s business grows, the Company will from time to time evaluate its staffing and third party service needs and adjust its staffing and third party service arrangements as necessary.

During the year ended December 31, 2016, the Trust paid a dividends of approximately $280,000 ($0.48375 per share per quarter for a total of $1.935 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Item 1A. Risk Factors

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

As of December 31, 2016, the Company had four investments, consisting of its ownership of its four investment subsidiaries: P&WV, PWSS, PWTS and PWRS. Payments from NSC to P&WV under the Railroad Lease represented approximately 46% % of Power REIT’s consolidated revenues for each of the twelve months ended December 31, 2016 and 2015, Payments from PWRS’s tenant represented approximately 41% of Power REIT’s consolidated revenues in each of the twelve months ended December 31, 2016 and 2015. As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

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

Furthermore, the litigation constitutes a dispute with the Power REIT group’s highest-paying lessee. As of the fourth quarter of 2016, NSC has continued to make its quarterly base rental payments ($228,750 per quarter), despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. On a consolidated basis as of December 31, 2016, we had approximately $10.4 million of indebtedness and other liabilities, a substantial portion of which is secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. As of December 31, 2016, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.5 million of its Series A Preferred Stock. This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure. The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

Power REIT’s common shares are traded on the NYSE MKT under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2016, the average daily trading volume for the Company’s common shares was approximately 4,178 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE MKT under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014, it has not yet achieved significant trading volumes over a material amount of time and even if an active and liquid trading market for the Series A Preferred Stock develops, it may not be sustained. Nevertheless, because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. During the 12 months ended December 31, 2016, the average daily trading volume for the Company’s Series A Preferred Stock was approximately 1,622 shares. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Registrant’s property consists of its four wholly-owned subsidiaries:

1.	Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust. P&WV leases the entirety of its railroad property to NSC pursuant to the Railroad Lease. The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC. The more significant provisions of the Railroad Lease include:

●	Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods. In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease. The payment and amount of additional rent due is in dispute. See Item 3, Legal Proceedings.

●	Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable. Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of. Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●	Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash. Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC. The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV. The payment and amount of these items is in dispute. Due to ongoing litigation, for financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations. Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease

2.	PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent for the year December 1, 2013 to November 30, 2014 is $81,608. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2016. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.	PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms. Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500. Rent is paid annually in advance in March of each year. At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.	PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $803,109 having been recorded during the fiscal year ended December 31, 2016. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2016. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 6, 2017, had approximately $12.4 billion of total stockholders’ equity as of December 31, 2016, and earned approximately $1.7 billion of net income during its fiscal year ended December 31, 2016.

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

During the year December 31, 2016 and 2015, P&WV incurred litigation related expenses of approximately $483,000 and $359,000, respectively. As of December 31, 2016, P&WV had incurred a total of approximately $3.5 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE MKT under the symbol “PW”. As of March 22, 2017, there were approximately 412 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE MKT as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2016
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$4.70	$7.80	$8.49	$9.46
Low	4.02	4.79	6.65	6.05
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2015
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$9.96	$9.45	$5.85	$4.85
Low	7.80	4.65	4.12	3.84
Dividends Paid	0.00	0.00	0.00	0.00

During the first quarter of 2017 through March 24, 2017, the NYSE MKT price per share of our common shares hit a high of $7.86 and a low of $6.17.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute.

The timing and frequency of our distributions are authorized and declared by our Board of Trustees based upon a number of factors, including:

●	our funds from operations;

●	our debt service requirements;

●	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

●	requirements of Maryland law;

●	our overall financial condition; and

●	other factors deemed relevant by our Board of Trustees

Any distributions that we make will be at the discretion of our Board of Trustees, and there can be no assurance that dividends will be paid in any particular period or at any particular level, or sustained in future periods based on past timing of payments and payments levels.

The Company temporarily suspended its dividend payments on our common shares starting with the second quarter of 2013 which is likely to continue at least until the ongoing costs of the litigation with NSC diminish. See Item 3, Legal Proceedings. During 2016, the Company paid approximately $280,000 of dividends on its Series A Preferred Stock.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2016 and 2015 was approximately $1,976,000 and $1,970,000, respectively. Consolidated net income in fiscal year 2016 was approximately $247,000 compared to a net loss of approximately $(451,000) for 2015. The difference between our 2016 and 2015 consolidated results was principally attributable to the following: a decrease in General & Administrative costs of approximately $82,000; an increase in litigation costs of approximately $124,000 (See Note 10); a decrease in loss on interest rate swap from approximately $189,000; a decrease in loss on extinguishment of debt of approximately $352,000; and a decrease in interest expense of approximately $346,000.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs (although in presenting our expenses in our consolidated statements of operations, in both 2016 and 2015 we have broken out legal and other professional fees relating to our litigation with NSC into the separate line item “litigation expenses”). It is hard to project the level of expenses the Company will incur in 2017 related to the P&WV litigation which will relate to the appeal process. The Company further expects that the remainder of its G&A expenses will continue to increase in 2017 and beyond as it further implements its business plan.

For each of fiscal years 2016 and 2015, P&WV and PWRS contributed approximately 46% and 41% of consolidated revenue. If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2016, the Company’s net cash generated by operating activities was approximately $884,000. During the year ended December 31, 2015, the Company’s net cash used in operating activities was approximately $225,000.

During the years ended December 31, 2015 and 2016, the Company’s net cash used in investing activities was approximately $0 as the Company did not make any new acquisitions.

During the year ended December 31, 2016, the Company’s net cash used by financing activities was approximately $603,000, comprised principally of principal payments on long term debt of approximately $323,000 and dividends on the Preferred Stock of approximately $280,000. During the year ended December 31, 2015, the Company’s net cash provided by financing activities was approximately $6,000, comprised principally of borrowings on long term debt of approximately $2,306,000 from the offering of $10,150,000 of bonds offset by principal payments on the loan to a related party of $1,650,000, principal payment on debt of approximately 273,000, payment of deferred finance costs of approximately $97,000 and dividends on the Preferred Stock of approximately $280,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2016. As of December 31, 2016, the Company had closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014. During 2016, the Company wrote off approximately $24,000 which represents the remaining capitalized costs associated with the Preferred Stock offering since the prospectus has expired.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm. That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser. In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan. The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company. The balance of the PWSS Term Loan as of December 31, 2016 was approximately $668,000. As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2016 was approximately $96,000.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. On November 6, 2015, PWTS repaid the bridge financing in full with proceeds available from the refinancing of its loan secured by the real property owned by PWRS. As of December 31, 2016, PWTS owns its assets free and clear of any secured debt.

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

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2016 is as follows:

Total Debt
2017	344,114
2018	366,520
2019	389,996
2020	414,585
2021	442,171
Thereafter	8,665,493
Long term debt	10,622,879

Related Party Transactions

For information concerning loans extended to the Company by Hudson Bay Partners, LP, an affiliate of our Chairman and CEO, see “—Borrowings”, above. For information concerning other related party transactions, see Note 7 to the consolidated financial statements appearing following Item 15 of this document, which is incorporated herein by reference.

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

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements. We believe that our revenue recognition policies meet these criteria. These policies are as follows:

●	Railroad Lease. The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the balance sheet. During 2013, PWV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid. Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation. See Item 3, Legal Proceedings.

●	Operating lease with rent escalation. Lease revenue from land that is subject to an operating lease with rent escalation provisions is recorded on a straight-line basis when the amount of escalation in lease payments is known at the time we enter into the lease agreement, or known at the time we assume an existing lease agreement as part of a land acquisition (e.g., an annual fixed percentage escalation).

●	Operating lease without rent escalation. Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	2016	2015
Core FFO Attributable to Common Shares	$1,061,071	$978,926
Growth - Core FFO	8.4%

Core FFO per common share	0.60	0.56
Growth - Core FFO per common share	7.1%

Weighted Average shares outstanding (basic)	1,770,268	1,735,119

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	2016	2015
Net income (loss) Attributable to Common Shares	$(32,687)	$(730,626)
Litigation expense	483,306	359,015
Stock-based compensation	195,828	185,965
Interest Expense - Unused facility fee	-	16,911
Interest Expense - Amortization of Debt Costs	25,181	368,871
Amortization of Intangible Asset	237,141	237,141
Amortization of equity offering costs	152,302	-
Loss on debt extinguishment	-	352,539
Loss on interest rate swap	-	189,110
Core FFO Available to Common Shares	$1,061,071	$978,926

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2016 were effective. Management understands that there are weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and do not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in our internal control during fiscal year 2016 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2016.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2016.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2016.

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

Date:	March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of	March 30, 2017
David H. Lesser	Trustees, CEO, Secretary and Treasurer

/s/ Virgil E. Wenger	Trustee	March 30, 2017
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 30, 2017
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 30, 2017
Patrick R. Haynes, III

/s/ Justinian Hobor	Trustee	March 30, 2017
Justinian Hobor

Power REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Power REIT

Old Bethpage, NY

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power REIT and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey LLP
www.malone-bailey.com
Houston, Texas

March 30, 2017

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

	2016	2015
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	717,104	435,870
Other receivables	-	6,142
Prepaid expenses	31,371	55,356
Intangible assets, net of accumulated amortization	4,300,879	4,538,020
Other assets	227,510	339,470
TOTAL ASSETS	$21,214,931	$21,312,925

LIABILITIES AND EQUITY
Deferred revenue	$48,188	$18,513
Accounts payable	84,757	96,022
Accounts payable, related party	-	1,773
Accrued interest	94,356	74,243
Current portion of long-term debt	344,114	307,104
Long-term debt	9,868,402	10,203,297
TOTAL LIABILITIES	10,439,817	10,700,952

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2016 and December 31, 2015)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,784,938 and 1,742,688 shares issued and outstanding as of December 31, 2016 and December 31, 2015)	1,785	1,743
Additional paid-in capital	11,197,629	11,001,843
Accumulated deficit	(3,916,449)	(3,883,762)
Total Equity	7,282,965	7,119,824

TOTAL LIABILITIES AND EQUITY	$21,214,931	$21,312,925

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2016 and 2015

	2016	2015
REVENUE
Lease income from capital lease – railroad, net	$915,000	$915,000
Rental income	1,050,103	1,050,130
Miscellaneous Income	10,818	4,985
TOTAL REVENUE	1,975,921	1,970,115

EXPENSES
Amortization of intangible assets	237,141	237,141
Amortization of capitalized equity offering costs	152,302	-
General and administrative	143,987	226,391
Stock-based compensation	195,828	185,965
Property tax	13,727	21,929
Litigation expenses (see note 10)	483,306	359,015
Loss on interest rate swap	-	189,110
Loss on debt extinguishment	-	352,539
Interest expense	502,447	848,780
TOTAL EXPENSES	1,728,738	2,420,870

NET INCOME (LOSS)	247,183	(450,755)

Preferred Dividends	279,870	279,871

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,687)	$(730,626)

Loss Per Common Share:
Basic and diluted	$(0.02)	$(0.42)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,770,268	1,735,119

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2014	1,731,788	1,732	10,815,889	(3,153,136)	7,664,485
Net loss	-	-	-	(450,755)	(450,755)
Cash dividends on Preferred Stock	-	-	-	(279,871)	(279,871)
Stock-based compensation	10,900	11	185,954	-	185,965
Balance at December 31, 2015	1,742,688	1,743	11,001,843	(3,883,762)	7,119,824

Net income	-	-	-	247,183	247,183
Cash dividends on Preferred Stock	-	-	-	(279,870)	(279,870)
Stock-based compensation	42,250	42	195,786	-	195,828
Balance at December 31, 2016	1,784,938	$1,785	$11,197,629	$(3,916,449)	$7,282,965

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015
Operating activities
Net loss	$247,183	$(450,755)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	237,141	237,141
Amortization of equity offering costs	152,302	-
(Gain) Loss on debt extinguishment	-	352,539
Loss on MTM hedge liability	-	189,110
Amortization of debt costs	25,181	345,130
Stock-based compensation	195,828	185,965

Changes in operating assets and liabilities
(Increase) decrease in other receivables	6,142	(5,088)
(Increase) decrease in prepaid expense	23,985	(41,780)
(Decrease) in deferred revenue	(60,342)	(7,069)
Increase (decrease) in prepaid rent	29,675	(120,861)
Increase (decrease) in accounts payable	8,735	(296,850)
Increase (decrease) in accounts payable, related party	(1,773)	(639,855)
Increase in accrued interest	20,113	27,370
Net cash provided by (used in) operating activities	884,170	(225,003)

Financing Activities
Principal payment on long-term debt	(323,066)	(272,702)
Borrowings on long-term debt	-	2,306,148
Principal payments on related party debt	-	(1,650,000)
Payment of deferred finance costs	-	(97,083)
Cash dividends paid on preferred stock	(279,870)	(279,871)
Net cash provided by (used in) financing activities	(602,936)	6,492

Net increase (decrease) in cash and cash equivalents	281,234	(218,511)

Cash and cash equivalents, beginning of period	435,870	654,381

Cash and cash equivalents, end of period	$717,104	$435,870

Non cash investing equivalents, end of period
Debt issue costs paid through issuance of debt	$-	$344,675
Account payable settled through issuance of debt	$-	$180,300
Derivative liability settled through issuance of debt	$-	$670,000
Supplemental disclosure of cash flow information:
Interest paid	$457,153	$486,982

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms that have low or minimal technology risk.

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2016, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which is currently the subject of litigation. (See Note 10).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2016 and 2015 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2016 and 2015, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the years ended December 31, 2016 and 2015, PWRS recorded rental income of $803,109 and $803,136, respectively.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2016.

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

Accounting Pronouncement Adopted

As of January 1, 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the consolidated balance sheets as a reduction of the associated debt liability. This standard requires retrospective application, and as such, we reclassified approximately $436,000 of debt issuance costs from other assets to a reduction of our current and long-term debt in our Consolidated Balance Sheet as of December 31, 2015.

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

Revenue Recognition

The Railroad Lease is treated as a capital lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheet. During 2013, PWV sent a letter to NSC requesting payment of additional rent in the amount of $341,768, which was not paid. Such amount has been included in revenue, but an allowance has been taken against it since the amount is in dispute as part of ongoing litigation (See Note 10).

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

During 2016, the Trust fully amortized approximately $43,000 of remaining capitalized shelf-offering expenses based on the expiration of its shelf-offering. There were no transactions related to the shelf-offering during 2016.

During 2016, the Trust fully amortized the remaining capitalized asset related to its ATM and Series A Preferred Stock Offering of approximately $85,000 and $24,000 respectively based on the expiration of both offerings. There were no sales of stock related to the ATM or Series A Preferred Stock Offering during 2016.

During 2014, the Trust capitalized expenses related to establishing its $26.2 million credit facility totaling approximately $891,000 of which $524,000 relates to a commitment fee and $367,000 relates to other expenses. Amortization of these deferred financing costs for the years ended December 31, 2016 and 2015 were approximately $0 and $345,000, respectively. The amount of amortization for 2015 includes writing off all capitalized expenses related to the credit facility which was repaid in its entirety and terminated on November 6, 2015 (See Note 4).

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of December 31, 2016, the Trust has a net unamortized capitalized costs related to the PWRS Bonds of approximately $392,000. During 2016 and 2015, the Trust amortized approximately $22,000 and $27,000, respectively, of this capitalized debt cost which is included in the amortization of debt costs on the consolidated statements of cash flows.

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2016 and 2015, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2016 and 2015, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2016 and 2015.

The following table provides a summary of the Intangible Assets:

	December 31, 2016			December 31, 2015
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWSS	$237,471	$33,429	$204,042	$237,471	$23,776	$213,695
Intangibles - PWRS	4,713,548	616,711	4,096,837	4,713,548	389,223	4,324,325
Total	$4,951,019	$650,140	$4,300,879	$4,951,019	$412,999	$4,538,020

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2017	$237,141
2018	237,141
2019	237,141
2020	237,141
2021	237,141
Thereafter	3,115,174
Total	$4,300,879

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2016 and 2015.

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2016. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 6, 2017, had approximately $12.4 billion of total stockholders’ equity as of December 31, 2016, and earned approximately $1.7 billion of net income during its fiscal year ended December 31, 2016.

Power REIT places its cash and cash equivalents with a single, high-credit quality financial institution; however amounts are not insured or guaranteed by the FDIC.

3 – CAPITAL LEASES AND OPERATING LEASES

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC. In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year. In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV. The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, is part of the subject of litigation. See 10, Legal Proceedings.

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

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee. The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term. The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined. PWSS assumed the existing lease upon its acquisition of the Salisbury land. Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013. Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended 2016 and 2015.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”). The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land. Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each. A total of $157,500 of rent paid to PWTS was recorded for the twelve months ended December 31, 2016 and 2015.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”). At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. Rent from the lease will be recorded on a straight-line basis, with $803,109 and $803,136 recorded for the twelve months ended December 31, 2016 and 2015, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2016:

Total
2017	991,949
2018	1,000,249
2019	1,008,631
2020	1,017,097
2021	1,025,648
Thereafter	14,458,431
Total	19,502,005

4 – LONG-TERM DEBT

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishment of its approximately $26 million credit facility. The credit facility carried a floating rate calculated as based on a spread of 350 basis points over LIBOR. On November 6, 2015, PWRS repaid the entire balance of the credit facility with proceeds from a new financing secured by the real property owned by PWRS (the “PWRS Bonds”) and terminated the credit facility. In connection with the loan related to the PWRS acquisition, PWRS entered into two interest rate swap arrangements. One swap fixed the rate on approximately $4.5 million at 4.19% commencing on March 31, 2019 and expires on December 31, 2033 and the other fixed the rate on approximately $3.4 million at 1.92% commencing on April 14, 2014 and expires on March 31, 2019. The impact on net interest income for the year ended December 31, 2016 and 2015 from the interest expense on the indebtedness was approximately $0 and $49,000 respectively. Upon repayment of the credit facility the two interest rate swaps were retired for a total swap settlement amount of $670,000. During 2015, the Trust realized a loss on interest rate swaps of approximately $189,000. The termination of the credit facility resulted in a loss on debt extinguishment of approximately $353,000.

The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. The proceeds from the PWRS Bonds were used to retire approximately $6,650,000 of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1,650,000 loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; pay deferred financing costs of approximately $441,000; pay interest rate swaps of approximately $670,000; pay approximately $180,000 of unpaid fees; and pay other accounts payable of Power REIT and its subsidiaries. Upon completion of the refinancing, PWTS now owns its assets free and clear of any indebtedness. As of December 31, 2016 and 2015, the balance of the PWRS Bonds was approximately $9,466,000 (net of unamortized debt costs of approximately $393,000) and $9,735,000 (net of unamortized debt costs of approximately $415,000), respectively.

In July 2013, PWTS borrowed bridge financing of $1,650,000 from HBP to fund the acquisition of the approximately 100 acres of land near Fresno, California that it owns and leases to a number of solar farms. On November 6, 2015, PWTS repaid the bridge financing in full with proceeds available from the refinancing of its loan secured by the real property owned by PWRS. The balance on the loan from HBP was $0 at December 31, 2015.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2016 and December 31, 2015 is approximately $650,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing) and $673,000 (net of approximately $21,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2017. The balance of the Municipal Debt as of December 31, 2016 and 2015 is approximately $96,000 and $103,000 respectively.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2016 is described below:

Total Debt
2017	344,114
2018	366,520
2019	389,996
2020	414,585
2021	442,171
Thereafter	8,665,493
Long term debt	10,622,879

5 – LONG-TERM COMPENSATION

The Trust grants awards pursuant to its 2012 Equity Incentive Plan (“Plan”), which was approved at the Trust’s 2012 annual shareholder meeting. The Plan provides for grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity incentive awards to employees, officers and other persons providing services to the Trust and its subsidiaries, including outside directors. Compensation may be awarded under the Plan until it is terminated or until the ten-year anniversary of the Plan. The initial number of shares of stock available for issuance under the Plan was 200,000 shares. The Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: “the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis (including the OP Units of our Operating Partnership, if any), less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.” In addition, the Trust grants restricted stock that is not subject to the Plan.

Summary of Stock Based Compensation Activity – Options

The summary of Plan activity for the year ended December 31, 2016, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2015	106,000	$7.96	0
Plan Awards	-
Options Exercised	-	0
Balance as of December 31, 2016	106,000	7.96	0
Options expected to vest at December 31, 2016	-	7.96	0
Options exercisable as of December 31, 2016	106,000	7.96	0

As of December 31, 2016, the weighted average remaining term of the options is 5.62 years.

The summary of Plan activity for the year ended December 31, 2015, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2014	106,000	$7.96	41,340
Plan Awards	-
Options Exercised	-	-
Balance as of December 31, 2015	106,000	7.96	0
Options expected to vest at December 31, 2015	-	7.96	0
Options exercisable as of December 31, 2015	106,000	7.96	0

As of December 31, 2015, the weighted average remaining term of the options is 6.62 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock based compensation activity for the year ended December 31, 2016, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2015	24,875	$7.58
Plan Awards	42,250	5.02
Restricted Stock Vested	(28,492)	6.87
Balance as of December 31, 2016	38,633	5.31

The summary of Stock Based Compensation activity for the year ended December 31, 2015, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2014	37,042	$8.86
Plan Awards	10,900	9.06
Restricted Stock Vested	(23,067)	8.22
Balance as of December 31, 2015	24,875	7.58

Stock-based Compensation

During 2016, the Trust recorded approximately $196,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $186,000 for 2015. As of December 31, 2016 there was approximately $205,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2019, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

6 - INCOME TAXES

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

Dividends distributed by the Trust for the year ended December 31, 2016 amounting to $279,870 were characterized as follows: 66.23% is deemed ordinary income and 33.77% is deemed a return of capital. For the year ended December 31, 2015, dividends distributed by the Trust of $279,871 were deemed a return of capital.

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2013.

7 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. A spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During 2016, Power REIT (on a consolidated basis) paid approximately $22,000 in legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC. (See Note 10, Legal Proceedings).

On July 11, 2013, HBP loaned PWTS $1,650,000 in the form of senior, secured bridge loan notes which was repaid in full with interest on November 6, 2015 (See Note 4).

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $4,000 was paid pursuant to this arrangement during 2016.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen and the bridge loan arrangement described above, the independent trustees approved the hiring of Morrison Cohen as counsel and approved the bridge loan, determining all such arrangements to be fair and reasonable and in the interest of the Trust.

8 - CONTINGENCY

The Trust is not subject to any contingencies, except as described in Note 10, Legal Proceedings. The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

9 - SUBSEQUENT EVENTS

On March 24, 2017, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2017 to shareholders of record on May 15, 2017.

On March 24, 2017, the Registrant also announces that its Board of Trustees has set May 15, 2017 as the date of the 2017 annual meeting of shareholders, and the close of business on April 6, 2017, as the record date for determining shareholders entitled to receive notice of, and to vote at, the 2017 annual meeting of shareholders. In addition to this announcement, Power REIT will separately send notice and proxy materials to shareholders of record.

10 – LEGAL PROCEEDINGS

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

During the years ended December 31, 2016 and 2015, P&WV incurred litigation related expenses of approximately $483,000 and $359,000, respectively. As of December 31, 2016, P&WV had incurred a total of approximately $3.5 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

