Form 10-Q
period 2017-03-31
Power REIT
filed 2017-05-04
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

000-54560

(Commission File Number)

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of Organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0371

(Registrant’ s telephone number, including area code)

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

1,784,938 common shares, $0.001 par value, outstanding at May 4, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,070,964	717,104
Other receivables	21,020	-
Prepaid expenses	84,768	31,371
Intangible assets, net of accumulated amortization	4,241,593	4,300,879
Other assets	352,693	227,510
TOTAL ASSETS	$21,709,105	$21,214,931

LIABILITIES AND EQUITY
Deferred revenue	$396,320	$48,188
Accounts payable	64,862	84,757
Accrued interest	90,977	94,356
Current portion of long-term debt	342,169	344,114
Long-term debt	9,863,612	9,868,402
TOTAL LIABILITIES	10,757,940	10,439,817

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 146,000 issued and outstanding as of March 31, 2017 and December 31, 2016)	3,492,149	3,492,149
	-	-
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,784,938 shares issued and outstanding as March 31, 2017 and December 31, 2016)	1,785	1,785
Additional paid-in capital	11,251,430	11,197,629
Accumulated deficit	(3,794,199)	(3,916,449)
Total Equity	7,459,016	7,282,965

TOTAL LIABILITIES AND EQUITY	$21,709,105	$21,214,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750
Rental income	262,527	262,851
Interest income	33	73
TOTAL REVENUE	491,310	491,674

EXPENSES
Amortization of intangible assets	59,286	59,285
General and administrative	54,848	36,535
Stock-based compensation	53,801	35,517
Property tax	5,906	5,382
Litigation expenses (see note 5)	730	48,355
Interest expense	124,521	141,385
TOTAL EXPENSES	299,092	326,459

NET INCOME	192,218	165,215

Preferred Stock Dividends	69,968	69,968

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$122,250	$95,247

Income Per Common Share:
Basic and diluted	$0.07	$0.05

Weighted average number of common shares outstanding:
Basic and diluted	1,784,938	1,742,688

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2017	2016
Operating activities
Net Income	$192,218	$165,215

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,286	59,285
Amortization of debt costs	6,297	23,148
Stock-based compensation	53,801	35,517

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(21,020)	(120,606)
(Increase) in other assets	(16,975)	-
(Increase) decrease in prepaid expense	(53,397)	(70,356)
Increase (decrease) in accounts payable	(19,895)	55,999
Increase (decrease) in accrued interest	(3,379)	17,478
Increase in prepaid rent	348,132	116,033
Increase in deferred revenue	(108,208)	(109,119)
Net cash provided by operating activities	436,860	172,594

Financing Activities
Principal payment on long-term debt	(13,032)	(13,044)
Cash dividends paid on preferred stock	(69,968)	(69,968)
Net cash used in financing activities	(83,000)	(83,012)

Net increase in cash and cash equivalents	353,860	89,582

Cash and cash equivalents, beginning of period	717,104	435,870

Cash and cash equivalents, end of period	$1,070,964	$525,452

Supplemental disclosure of cash flow information:
Interest paid	$121,603	$100,759

Non-cash investing and financing activities:
Purchase of land and intangibles with debt	$-	$-

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 30, 2017.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2017, the Trust’ s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended March 31, 2017, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).”

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation - Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016 and the adoption of this standard during the three months ended March 31, 2017 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. We expect to adopt this standard when effective, and the impact on our financial statements is not currently estimable.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, and accounts payable approximate fair value because of their relatively short maturity. Long-term debt approximates fair value since the related rates of interest approximate current market rates. The Company does not have any financial instruments that are required to be measured and recorded at fair value on a recurring basis.

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The balance of the PWRS Bonds as of March 31, 2017 and December 31, 2016 is approximately $9,472,000 (net of approximately $387,000 of capitalized debt costs which are being amortized over the life of the financing) and $9,466,000 (net of approximately $393,000 of capitalized debt costs which are being amortized over the life of the financing) respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2017 and December 31, 2016 is approximately $644,000 (net of approximately $17,000 of capitalized debt costs which are being amortized over the life of the financing) and $650,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2018. The balance of the Municipal Debt as of March 31, 2017 and December 31, 2016 is approximately $90,000 and $96,000 respectively.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the three months ended March 31, 2017, with respect to the Trust’ s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2016	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of March 31, 2017	106,000	7.96	-
Options vested at March 31, 2017	106,000	7.96	-

The weighted average remaining term of the options is approximately 5.4 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended March 31, 2017, with respect to the Trust’ s restricted stock, was as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	38,633	5.31
Plan Awards	-	-
Restricted Stock Vested	(8,050)	6.68
Balance as of March 31, 2017	30,583	4.94

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Stock-based Compensation

During the first three months of 2017, the Trust recorded approximately $54,000 of non-cash expense related to restricted stock and options granted compared to approximately $36,000 for the first three months of 2016. As of March 31, 2017 there was approximately $151,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2019, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first three months of 2017, the Trust paid a total of approximately $70,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. LEGAL PROCEEDINGS

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV are in litigation with NSC and NSC’ s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease. The case was pending in Federal trial court in Pittsburgh (the “Court”). The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

P&WV, as lessor, has asserted counterclaims, seeking determinations that NSC is in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’ s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also seeks declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest. If P&WV is successful with certain of its counterclaims, it can terminate the Railroad Lease and demand from NSC payment of the indebtedness.

The indebtedness is the cumulative result of amounts received by NSC from its dispositions of P&WV property, additional rental amounts due and other sums that NSC owes to P&WV but which NSC has elected, under its interpretation of the Railroad Lease, to pay by increasing its indebtedness to P&WV rather than by providing P&WV with cash. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. The indebtedness has not been included in P&WV’s balance sheets prepared under GAAP, because of the dispute as to when it is due. Similarly, certain additional rental amounts that NSC disputes are due on a current basis, and which have historically been treated as indebtedness, have not been included in P&WV’ s income statements or balance sheets prepared under GAAP; however, these additional rent amounts have historically been recorded as taxable income on P&WV’ s tax returns.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The parties have made certain supplements to their respective claims and counterclaims. In August 2013, P&WV filed a second supplement to its counterclaims following the Litigants’ disclosure of previously undisclosed dispositions of P&WV property. P&WV believes that additional amounts are owed to it as a result of these dispositions and, accordingly, asserted new counterclaims, including claims of fraud and conversion. Based on the information available at the time P&WV supplemented its claims, P&WV has estimated that the additional amounts owed to it exceed $8 million, not including potential interest and damages. P&WV also supplemented its counterclaim for additional rental amounts due in order to include the reimbursement of its legal expenses related to the litigation. In response to P&WV’ s second supplement to its counterclaims, in January 2014 the Litigants amended their pleadings to add additional claims against both P&WV and the Trust. The Litigants’ new claims seek additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the Railroad Lease.

On September 13, 2013, the Trust filed a motion for summary judgment seeking dismissal of all of the claims against it primarily based on the fact that the Trust is not a party to the Lease. On January 15, 2014, the Court heard oral arguments from the parties on the Trust’s motion. On October 16, 2013, the Litigants filed a motion seeking leave to supplement their claims to include: (i) nominal damages, (ii) enjoinment of Power REIT from taking actions in breach of the Lease Agreement, (iii) the withdrawal of NSC’ s consent to the additional share by PWV; and (iv) the undoing of the reverse triangular merger. On June 19, 2014, the court denied the Trust’ s motion but also denied Plaintiff’s motion seeking leave to supplement their claims with the exception of granting the motion to seek nominal damages.

The fact and expert discovery phases of the litigation have been completed. On September 8, 2014, P&WV filed a Motion for Summary Judgment and on October 22, 2014, the Litigants filed an opposition to such motion and on November 5, 2014, P&WV filed a Reply to NSC and WLE’ s opposition to such motion. On September 8, 2014, the Litigants filed a Motion for Summary Judgment and on October 22, 2014, P&WV filed an opposition to such motion and on November 5, 2014, the Litigants filed a reply to P&WV’ s opposition to such motion. On December 16, 2014, the court held oral argument on both of the motions for Summary Judgment.

On April 22, 2015, the court denied P&WV’ s motion for summary judgment and granted the Litigants’ summary judgment motion thereby dismissing all of P&WV’ s claims. During the week of August 3, 2015, a trial was conducted on the two remaining claims of the Litigants against P&WV and Power REIT. On December 29, 2015, the Court issued a ruling with respect to the remaining claims that were the subject of the trial. In the ruling, the Court found in favor of Power REIT on all claims brought against it by NSC and WLE. In addition, the Court also found in favor of P&WV with respect to claims brought against P&WV by WLE. However, the Court did find in favor of NSC against P&WV for certain of its claims (fraud and breach of contract) and awarded nominal damages of $1.00. In connection with NSC’s demand for punitive damages, the Court ruled that NSC was not entitled to punitive damages.

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

P&WV has provided key court filings in the litigation on its website (www.pwreit.com) under a tab called “P&WV Litigation Update” which is under the “Investor Relations” tab. The provided documents and accompanying supporting documents are not comprehensive or complete and the full case docket is available from the Public Access to Court Records (PACER) website. Power REIT encourages interested parties to review all the public filings available on PACER and to review the risks and disclosures in Power REIT’ s Annual Report filed on Form 10-k and other documents filed from time to time with the Securities and Exchange Commission (SEC).

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During the three months ended March 31, 2017 and 2016, P&WV incurred litigation related expenses of approximately $730 and $48,000, respectively. As of March 31, 2017, P&WV had incurred a total of approximately $3.5 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the three months ended March 31, 2017, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $3,000 was paid pursuant to this arrangement during the three months ended March 31, 2017.

Under the Trust’ s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen described herein, the independent trustees approved the hiring of Morrison Cohen as counsel, determining such arrangement to be fair and reasonable and in the interest of the Trust.

7. SUBSEQUENT EVENTS

On March 24, 2017, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’ s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2017 to shareholders of record on May 15, 2017.

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

As of March 31, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2017 and 2016 was approximately $491,000 and $492,000, respectively. Net income attributable to Common Shares during the first quarter of 2017 was approximately $122,000, whereas net income attributable to Common Shares of approximately $95,000, was reported during the first quarter of 2016. The difference between our 2017 and 2016 first quarter results were principally attributable to the following: an approximately $48,000 decrease in litigation expenses related to the NSC litigation; an approximately $18,000 increase in General and Administrative expenses; an approximately $18,000 increase in stock based compensation expense; and, an approximately $17,000 decrease in interest expense

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the four years ended 2016, the Trust (on a consolidated basis) incurred substantial litigation expenses related to its ongoing litigation related to P&WV (See Note 5).

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

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Core FFO Attributable to Common Shares	$242,364	$261,552
Growth - Core FFO	-7.3%

Core FFO per common share	0.14	0.15
Growth - Core FFO per common share	-6.7%

Weighted Average shares outstanding (basic)	1,784,938	1,742,688

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	Three Months Ended March 31,
	2017	2015

Net income Attributable to Common Shares	$122,250	$95,247
Litigation expense	730	48,355
Stock-based compensation	53,801	35,517
Interest Expense - Amortization of Debt Costs	6,297	23,148
Amortization of Intangible Asset	59,286	59,285
Core FFO Available to Common Shares	$242,364	$261,552

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2017 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2017 and 2016, P&WV incurred litigation related expenses of approximately $730 and $48,000, respectively. As of March 31, 2017 P&WV had incurred a total of approximately $3.5 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2017, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2017: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: May 4, 2017

