Form 10-Q
period 2017-06-30
Power REIT
filed 2017-08-10
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

1,827,339 common shares, $0.001 par value, outstanding at August 10, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,318,899	717,104
Prepaid expenses	66,793	31,371
Intangible assets, net of accumulated amortization	4,182,308	4,300,879
Other assets	325,676	227,510
TOTAL ASSETS	$21,831,743	$21,214,931

LIABILITIES AND EQUITY
Deferred revenue	$462,312	$48,188
Accounts payable	30,218	84,757
Accrued interest	90,831	94,356
Current portion of long-term debt	380,717	344,114
Long-term debt	9,741,922	9,868,402
TOTAL LIABILITIES	10,706,000	10,439,817

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 146,000 issued and outstanding as of June 30, 2017 and December 31, 2016)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,827,339 and 1,784,939 shares issued and outstanding at June 30, 2017 and December 31, 2016)	1,827	1,785
Additional paid-in capital	11,298,750	11,197,629
Accumulated deficit	(3,666,983)	(3,916,449)
Total Equity	7,633,594	7,282,965

TOTAL LIABILITIES AND EQUITY	$21,831,743	$21,214,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$457,500	$457,500
Rental income	262,528	262,851	525,055	525,702
Misc. income	45	10,395	78	10,468
TOTAL REVENUE	491,323	501,996	982,633	993,670

EXPENSES
Amortization of intangible assets	59,285	59,286	118,571	118,571
General and administrative	55,584	35,899	110,432	72,434
Stock-based compensation	47,362	52,712	101,163	88,229
Property tax	5,705	2,782	11,611	8,164
Litigation expenses (see note 5)	3,347	298,504	4,077	346,859
Interest expense	122,856	89,444	247,377	230,829
TOTAL EXPENSES	294,139	538,627	593,231	865,086

NET INCOME (LOSS)	197,184	(36,631)	389,402	128,584

Preferred Stock Dividends	69,968	69,968	139,936	139,936

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$127,216	$(106,599)	$249,466	$(11,352)

Income (Loss) Per Common Share:
Basic and diluted	$0.07	$(0.06)	$0.14	$(0.01)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,799,072	1,768,697	1,792,005	1,755,692

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2017	2016
Operating activities
Net Income	$389,402	$128,584

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118,571	118,571
Amortization of debt costs	12,593	12,590
Stock-based compensation	101,163	88,229

Changes in operating assets and liabilities
(Increase) decrease in other receivables	(4,143)	208
(Increase) in other assets	(16,397)	-
(Increase) decrease in prepaid expenses	(35,422)	(61,418)
Increase (decrease) in accounts payable	(54,539)	(57,501)
Increase (decrease) in accrued interest	(3,525)	(2,707)
Increase in prepaid rent	414,124	409,528
Increase in deferred revenue	(77,626)	(80,815)
Net cash provided by operating activities	844,201	555,269

Financing Activities
Principal payment on long-term debt	(102,470)	(88,670)
Cash dividends paid on preferred stock	(139,936)	(139,936)
Net cash used in financing activities	(242,406)	(228,606)

Net increase in cash and cash equivalents	601,795	326,663

Cash and cash equivalents, beginning of period	717,104	435,870

Cash and cash equivalents, end of period	$1,318,899	$762,533

Supplemental disclosure of cash flow information:
Interest paid	$374,782	$233,536

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

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms, which have low or minimal technology risk.

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the six months ended June 30, 2017, the Trust paid a quarterly dividend of approximately $140,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation - Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016 and the adoption of this standard during the six months ended June 30, 2017 did not have a material impact on our consolidated financial statements.

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

●	Level 1 – valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

●	Level 2 – valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

●	Level 3 – valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities

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

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The balance of the PWRS Bonds as of June 30, 2017 and December 31, 2016 is approximately $9,395,000 (net of approximately $381,000 of capitalized debt costs which are being amortized over the life of the financing) and $9,466,000 (net of approximately $393,000 of capitalized debt costs which are being amortized over the life of the financing) respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2017 and December 31, 2016 is approximately $638,000 (net of approximately $16,000 of capitalized debt costs which are being amortized over the life of the financing) and $650,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2018. The balance of the Municipal Debt as of June 30, 2017 and December 31, 2016 is approximately $90,000 and $96,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2017, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2016	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of June 30, 2017	106,000	7.96	-
Options vested at June 30, 2017	106,000	7.96	-

The weighted average remaining term of the options is approximately 5.1 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2017, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2016	38,633	5.31
Plan Awards	42,400	6.89
Restricted Stock Vested	(16,100)	5.88
Balance as of June 30, 2017	64,933	6.31

Stock-based Compensation

During the six months of 2017, the Trust recorded approximately $101,000 of non-cash expense related to restricted stock and options granted compared to approximately $88,000 for the first six months of 2016. As of June 30, 2017 there was approximately $396,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2020, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first six months of 2017, the Trust paid a total of approximately $140,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

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

During the six months ended June 30, 2017 and 2016, P&WV incurred litigation related expenses of approximately $4,000 and $347,000, respectively. As of June 30, 2017, P&WV had incurred a total of approximately $3.55 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter) despite the pendency of the litigation. However, there can be no assurance that NSC will continue to make its base rental payments.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30, 2017, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $6,000 was paid pursuant to this arrangement during the six months ended June 30, 2017.

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

7. SUBSEQUENT EVENTS

On August 2, 2017, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2017 to shareholders of record on August 18, 2017.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Power REIT is a Maryland-domiciled REIT that holds, develops, acquires and manages real estate assets related to transportation and energy infrastructure in the United States. Within the transportation and energy infrastructure sectors, Power REIT is focused on making new acquisitions of real estate that are or will be leased to renewable energy generation projects, such as utility-scale solar farms and wind farms, which have low or minimal technology risk.

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

As of June 30, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the six months of 2017 and 2016 was approximately $982,633 and $993,670, respectively. Net income attributable to Common Shares the six months of 2017 was approximately $250,000, whereas net loss attributable to Common Shares of approximately $11,300, was reported during the six months of 2016. The difference between our 2017 and 2016 results were principally attributable to the following: an approximately $343,000 decrease in litigation expenses related to the NSC litigation; an approximately $16,500 increase in Interest Expense; and, an approximately $38,000 increase in general and administrative expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Core FFO Available to Common Shares	$243,505	$310,198	$485,869	$554,897

Core FFO per common share	0.14	0.18	0.27	0.32

Weighted Average shares outstanding (basic)	1,799,072	1,768,697	1,792,005	1,755,692

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) Attributable to Common Shares	$127,216	$(106,599)	$249,466	$(11,352)
Litigation expense	3,347	298,504	4,077	346,859
Stock-based compensation	47,362	52,712	101,163	88,229
Interest Expense - Amortization of Debt Costs	6,295	6,295	12,593	12,590
Amortization of Intangible Asset	59,285	59,286	118,571	118,571
Core FFO Available to Common Shares	$243,505	$310,198	$485,869	$554,897

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2017 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2017 and 2016, P&WV incurred litigation related expenses of approximately $4,000 and $347,000, respectively. As of June 30, 2017, P&WV had incurred a total of approximately $3.55 million of cumulative expenses related to the litigation. P&WV believes that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but NSC has refused to pay such amounts. At this point, in order to collect such amounts, P&WV would need to prevail on the appeal. There can be no assurance that P&WV will prevail in collecting its litigation expenses from NSC; accordingly, the expenses of the litigation are accrued and expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2017: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: August 10, 2017

