Form 10-Q
period 2017-09-30
Power REIT
filed 2017-11-03
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

001-36312

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,827,339 common shares, $0.001 par value, outstanding at November 3, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,215,106	717,104
Prepaid expenses	46,729	31,371
Intangible assets, net of accumulated amortization	4,123,023	4,300,879
Other assets	184,130	227,510
TOTAL ASSETS	$21,507,055	$21,214,931

LIABILITIES AND EQUITY
Deferred revenue	$171,647	$48,188
Accounts payable	145,300	84,757
Accrued interest	90,082	94,356
Current portion of long-term debt	366,168	344,114
Long-term debt	9,527,994	9,868,402
TOTAL LIABILITIES	10,301,191	10,439,817

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2017 and December 31, 2016)	3,492,149	3,492,149
Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,827,339 and 1,784,939 shares issued and outstanding at September 30, 2017 and December 31, 2016)	1,827	1,785
Additional paid-in capital	11,346,113	11,197,629
Accumulated deficit	(3,634,225)	(3,916,449)
Total Equity	7,713,715	7,282,965

TOTAL LIABILITIES AND EQUITY	$21,507,055	$21,214,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$686,250	$686,250
Rental income	262,527	262,851	787,582	788,553
Misc. income	480	118	558	10,586
TOTAL REVENUE	491,757	491,719	1,474,390	1,485,389

EXPENSES
Amortization of intangible assets	59,285	59,285	177,856	177,856
General and administrative	35,117	44,522	145,549	116,956
Stock-based compensation	47,363	53,800	148,526	142,029
Property tax	5,552	2,781	17,163	10,945
Litigation expenses (see note 5)	120,439	138,759	124,516	485,618
Interest expense	121,275	147,259	368,652	378,088
TOTAL EXPENSES	389,031	446,406	982,262	1,311,492

NET INCOME	102,726	45,313	492,128	173,897

Preferred Stock Dividends	69,968	69,968	209,904	209,904

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$32,758	$(24,655)	$282,224	$(36,007)

Income (Loss) Per Common Share:
Basic and diluted	$0.02	$(0.01)	$0.16	$(0.02)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,827,339	1,784,750	1,803,783	1,765,378

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net Income	$492,128	$173,897

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	177,856	177,856
Amortization of debt costs	18,890	18,886
Stock-based compensation	148,526	142,029

Changes in operating assets and liabilities
Decrease in other receivables	-	6,142
(Increase) in other assets	(16,297)	53,156
(Increase) decrease in prepaid expenses	(15,358)	6,658
Increase in accounts payable	60,543	17,232
Increase (decrease) in accrued interest	(4,274)	18,900
Increase in prepaid rent	123,459	-
Increase in deferred revenue	59,677	174,944
Net cash provided by operating activities	1,045,150	789,700

Financing Activities
Principal payment on long-term debt	(337,244)	(316,510)
Cash dividends paid on preferred stock	(209,904)	(209,904)
Net cash used in financing activities	(547,148)	(526,414)

Net increase in cash and cash equivalents	498,002	263,286

Cash and cash equivalents, beginning of period	717,104	435,870

Cash and cash equivalents, end of period	$1,215,106	$699,156

Supplemental disclosure of cash flow information:
Interest paid	$354,036	$359,188

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the nine months ended September 30, 2017, the Trust paid a quarterly dividend of approximately $210,000 ($0.48375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation - Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016 and the adoption of this standard during the nine months ended September 30, 2017 did not have a material impact on our consolidated financial statements.

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

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The balance of the PWRS Bonds as of September 30, 2017 and December 31, 2016 is approximately $9,173,000 (net of approximately $376,000 of capitalized debt costs which are being amortized over the life of the financing) and $9,466,000 (net of approximately $393,000 of capitalized debt costs which are being amortized over the life of the financing) respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2017 and December 31, 2016 is approximately $632,000 (net of approximately $16,000 of capitalized debt costs which are being amortized over the life of the financing) and $650,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 16 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2018. The balance of the Municipal Debt as of September 30, 2017 and December 31, 2016 is approximately $90,000 and $96,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the nine months ended September 30, 2017, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2016	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2017	106,000	7.96	-
Options vested at September 30, 2017	106,000	7.96	-

The weighted average remaining term of the options is approximately 4.9 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2017, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2016	38,633	5.31
Plan Awards	42,400	6.89
Restricted Stock Vested	(24,150)	6.15
Balance as of September 30, 2017	56,883	6.13

Stock-based Compensation

During the nine months of 2017, the Trust recorded approximately $149,000 of non-cash expense related to restricted stock and options granted compared to approximately $142,000 for the first nine months of 2016. As of September 30, 2017 there was approximately $349,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2020, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first nine months of 2017, the Trust paid a total of approximately $210,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. LEGAL PROCEEDINGS

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV have been involved in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease. The case was pending in Federal trial court in Pittsburgh (the “Court”). The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

P&WV, as lessor, asserted counterclaims, seeking determinations that NSC was in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also sought declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest. If P&WV was successful with certain of its counterclaims, it would have been able to terminate the Railroad Lease and demand from NSC payment of the indebtedness.

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

The parties made certain supplements to their respective claims and counterclaims. In August 2013, P&WV filed a second supplement to its counterclaims following the Litigants’ disclosure of previously undisclosed dispositions of P&WV property. P&WV was seeking a ruling that additional amounts are owed to it as a result of these dispositions and, accordingly, asserted new counterclaims, including claims of fraud and conversion. Based on the information available at the time P&WV supplemented its claims, P&WV estimated that the additional amounts owed to it exceeded $8 million, not including potential interest and damages. P&WV also supplemented its counterclaim for additional rental amounts due in order to include the reimbursement of its legal expenses related to the litigation. In response to P&WV’s second supplement to its counterclaims, in January 2014 the Litigants amended their pleadings to add additional claims against both P&WV and the Trust. The Litigants’ additional claims sought additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the Railroad Lease.

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

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV filed its appellate brief. On June 27, 2016, NSC and WLE filed their reply brief. On August 10, 2016, Power REIT and P&WV filed a reply brief at which point the appeal was fully briefed. On August 29, 2017, the appellate court rendered its ruling affirming the ruling from the lower court in its entirety. Power REIT has not included a loss contingency associated with the outcome of the case since it believes all expenses related to the litigation have been accounted for in the financial statements contained herein. Power REIT and P&WV retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the nine months ended September 30, 2017 and 2016, P&WV incurred litigation related expenses of approximately $125,000 and $486,000, respectively. As of September 30, 2017, P&WV had incurred a total of approximately $3.67 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter). Based on the outcome of the litigation, the indebtedness described above that P&WV has accrued is deemed uncollectable and will be written off for tax purposes (it has not been reflected on P&WV’s financial statements which are consolidated into Power REIT’s financial statements). The indebtedness will be tracked by P&WV on an annual basis since, based on the outcome of the litigation, it effectively serves as a termination fee that is due upon termination of the lease for any purpose including default or failure to renew.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30, 2017, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $9,000 was paid pursuant to this arrangement during the nine months ended September 30, 2017.

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

7. SUBSEQUENT EVENTS

On October 31, 2017, the Registrant declared a quarterly dividend of $0.48375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2017 to shareholders of record on November 15, 2017.

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

As of September 30, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the nine months of 2017 and 2016 was approximately $1,474,000 and $1,485,000, respectively. Net income attributable to Common Shares for the first nine months of 2017 was approximately $282,000, whereas a net loss attributable to Common Shares of approximately $36,000, was reported during the first nine months of 2016. The difference between our 2017 and 2016 results were principally attributable to the following: an approximately $361,000 decrease in litigation expenses related to the NSC litigation; and, an approximately $29,000 increase in general and administrative expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Core FFO Available to Common Shares	$266,142	$233,484	$752,012	$788,382

Core FFO per common share	0.15	0.13	0.42	0.45

Weighted Average shares outstanding (basic)	1,827,339	1,784,750	1,803,783	1,765,378

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) Attributable to Common Shares	$32,758	$(24,655)	$282,224	$(36,007)
Litigation expense	120,439	138,759	124,516	485,618
Stock-based compensation	47,363	53,800	148,526	142,029
Interest Expense - Amortization of Debt Costs	6,297	6,295	18,890	18,886
Amortization of Intangible Asset	59,285	59,285	177,856	177,856
Core FFO Available to Common Shares	$266,142	$233,484	$752,012	$788,382

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2017 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV have been involved in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease. The case was pending in Federal trial court in Pittsburgh (the “Court”). The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

P&WV, as lessor, asserted counterclaims, seeking determinations that NSC was in default under the Railroad Lease for, among other things, failing to reimburse P&WV for certain legal fees incurred by P&WV, failing to permit P&WV to inspect NSC’s books and records as called for under the terms of the Railroad Lease and failing to pay other amounts that P&WV believes are due and owing. P&WV also sought declarations from the Court (a) that NSC’s obligation to repay the indebtedness owed under the Railroad Lease is not indefinite in duration, and (b) that the indebtedness owed to P&WV is due on demand with interest. If P&WV was successful with certain of its counterclaims, it would have been able to terminate the Railroad Lease and demand from NSC payment of the indebtedness.

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

The parties made certain supplements to their respective claims and counterclaims. In August 2013, P&WV filed a second supplement to its counterclaims following the Litigants’ disclosure of previously undisclosed dispositions of P&WV property. P&WV was seeking a ruling that additional amounts are owed to it as a result of these dispositions and, accordingly, asserted new counterclaims, including claims of fraud and conversion. Based on the information available at the time P&WV supplemented its claims, P&WV estimated that the additional amounts owed to it exceeded $8 million, not including potential interest and damages. P&WV also supplemented its counterclaim for additional rental amounts due in order to include the reimbursement of its legal expenses related to the litigation. In response to P&WV’s second supplement to its counterclaims, in January 2014 the Litigants amended their pleadings to add additional claims against both P&WV and the Trust. The Litigants’ additional claims sought additional declarations from the Court that the Litigants have not defaulted on or violated the terms of the Railroad Lease.

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

On January 26, 2016, Power REIT and P&WV filed a Notice of Appeal to appeal the matter to the United States Court of Appeals for the Third Circuit. On April 28, 2016, Power REIT and P&WV filed its appellate brief. On June 27, 2016, NSC and WLE filed their reply brief. On August 10, 2016, Power REIT and P&WV filed a reply brief at which point the appeal was fully briefed. As previously disclosed, on August 29, 2017, the appellate court rendered its ruling affirming the ruling from the lower court in its entirety. Power REIT has not included a loss contingency associated with the outcome of the case since it believes all expenses related to the litigation have been accounted for in the financial statements contained herein. Power REIT and P&WV retained the firm of Keker & Van Nest LLP as lead counsel related to the appeal.

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

During the nine months ended September 30, 2017 and 2016, P&WV incurred litigation related expenses of approximately $125,000 and $486,000, respectively. As of September 30, 2017, P&WV had incurred a total of approximately $3.67 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter). Based on the outcome of the litigation, the indebtedness described above that P&WV has accrued is deemed uncollectable and will be written off for tax purposes (it has not been reflected on P&WV's financial statements which are consolidated into Power REIT's financial statements). The indebtedness will be tracked by P&WV on an annual basis since, based on the outcome of the litigation, it effectively serves as a termination fee that is due upon termination of the lease for any purpose including default or failure to renew.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2017, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2017: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: November 3, 2017

