Form 10-K
period 2017-12-31
Power REIT
filed 2018-03-23
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 000-54560

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State of organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY 11804

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212) 750-0371

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, $0.001 par value	NYSE American

7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]      No [X]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2017, the Registrant’s most recently completed second fiscal quarter, was approximately $10,488,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2017 of $7.54. For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 23, 2018, there were 1,827,338 common shares outstanding and 144,636 Series A $25 par value Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2017.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability Company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2017 and 2016 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2017 and 2016, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2017 and 2016, PWRS recorded rental income of $803,116 and $803,109.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2017.

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

During the year ended December 31, 2017, the Trust paid a dividends of approximately $280,000 ($0.4844 per share per quarter for a total of $1.9375 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Power REIT is pursuing a growth strategy focused on infrastructure properties that qualify as real estate for REIT purposes. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. General and administrative expenses, including expenses related to tax, legal and audit have been high and are expected to continue to be high, due to the complex organization of Power REIT, expenses related to growth and our litigation matter now complete more fully discussed below in this Risk Factors section and in Item 3, Legal Proceedings. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay dividends.

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

Because we may distribute a significant portion of our income to our stockholders or lenders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

Because we may to distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital if we are to achieve our growth plans. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock, which we have recently begun issuing) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

As of December 31, 2017, the Company had four investments, consisting of its ownership of its four investment subsidiaries: P&WV, PWSS, PWTS and PWRS. Payments from NSC to P&WV under the Railroad Lease represented approximately 47% of Power REIT’s consolidated revenues for each of the twelve months ended December 31, 2017 and 2016, Payments from PWRS’s tenant represented approximately 41% of Power REIT’s consolidated revenues in each of the twelve months ended December 31, 2017 and 2016. As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. On a consolidated basis as of December 31, 2017, we had approximately $10.0 million of indebtedness and other liabilities, a substantial portion of which is secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. As of December 31, 2017, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.5 million of its Series A Preferred Stock. This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure. The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

Factors could lead to the Company losing one or both of its NYSE listings.

The Company could lose its common shares listing or its Series A Preferred Stock listing, both on the NYSE, depending on a number of factors, including a failure by us to continue to qualify as a REIT, a failure to meet the NYSE ongoing listing requirements, including those relating to the number of shareholders, the price of the Company’s securities and the amount and composition of the Company’s assets, changes in NYSE ongoing listing requirements and other factors.

Low trading volumes in the Company’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.

Power REIT’s common shares are traded on the NYSE MKT under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2017, the average daily trading volume for the Company’s common shares was approximately 5,400 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE MKT under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014, it has not yet achieved significant trading volumes over a material amount of time and even if an active and liquid trading market for the Series A Preferred Stock develops, it may not be sustained. Nevertheless, because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. During the 12 months ended December 31, 2017, the average daily trading volume for the Company’s Series A Preferred Stock was approximately 115 shares. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Registrant’s property consists of its four wholly-owned subsidiaries:

1.	Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust. The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC. The more significant provisions of the Railroad Lease include:

●	Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods. In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease. NSC has refused to pay the additional rent which was, in part, the subject of a multi-year litigation which ended in 2017. See Item 3, Legal Proceedings.

●	Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable. Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of. Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●	Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash. Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC. The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV. The payment and amount of these items was the subject of a multi-year litigation which ended in 2017. For financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations. Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. Based on the outcome of the litigation P&WV will write off the full amount of this receivable on its 2017 tax return. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease.

2.	PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2017. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.	PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms. Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500. Rent is paid annually in advance in March of each year. At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.	PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $803,116 having been recorded during the fiscal year ended December 31, 2017. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2017. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 5, 2018, had approximately $16.4 billion of total stockholders’ equity as of December 31, 2017 and earned approximately $5.4 billion of net income during its fiscal year ended December 31, 2017

Item 3. Legal Proceedings

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

During the twelve months ended December 31, 2017 and 2016, P&WV incurred litigation related expenses of approximately $130,000 and $483,000, respectively. As of December 31, 2017, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW”. As of March 20, 2018, there were approximately 394 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE American as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2017
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$7.86	$7.95	$8.69	$6.44
Low	6.15	6.51	6.04	6.00
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2016
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$4.70	$7.80	$8.49	$9.46
Low	4.02	4.79	6.65	6.05
Dividends Paid	0.00	0.00	0.00	0.00

During the first quarter of 2018 through March 20, 2018, the NYSE American price per share of our common shares hit a high of $6.47 and a low of $6.00.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute.

The timing and frequency of our distributions are authorized and declared by our Board of Trustees based upon a number of factors, including:

●	our funds from operations;
●	our debt service requirements;
●	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;
●	tax loss carryfowards

●	requirements of Maryland law;
●	our overall financial condition; and
●	other factors deemed relevant by our Board of Trustees.

Any distributions that we make will be at the discretion of our Board of Trustees, and there can be no assurance that dividends will be paid in any particular period or at any particular level, or sustained in future periods based on past timing of payments and payments levels.

During 2017, the Company paid approximately $280,000 of dividends on its Series A Preferred Stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2017 and 2016 was approximately $1,982,000 and $1,976,000, respectively. Consolidated net income in fiscal year 2017 was approximately $718,000 compared to $247,000 for 2016. The difference between our 2017 and 2016 consolidated results was principally attributable to the following: an increase in general and administrative costs of $44,000, a decrease in litigation costs of approximately $353,000 (See Note 10); and a decrease in amortization of capitalized equity offering costs of approximately $152,000.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE American listing fees, shareholder service company fees and auditing costs (although in presenting our expenses in our consolidated statements of operations, in both 2017 and 2016 we have broken out legal and other professional fees relating to our litigation with NSC into the separate line item “litigation expenses”). The Company further expects that the remainder of its G&A expenses will continue to increase in 2018 and beyond as it further implements its business plan.

For each of fiscal years 2017 and 2016, P&WV and PWRS contributed approximately 47% and 41% of consolidated revenue. If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2017, the Company’s net cash generated by operating activities was approximately $1,054,000. During the year ended December 31, 2016, the Company’s net cash used in operating activities was approximately $884,000.

During the years ended December 31, 2016 and 2017, the Company’s net cash used in investing activities was $0 as the Company did not make any new acquisitions.

During the year ended December 31, 2017, the Company’s net cash used by financing activities was approximately $624,000, comprised principally of principal payments on long term debt of approximately $344,000 and dividends on the Preferred Stock of approximately $280,000. During the year ended December 31, 2016, the Company’s net cash provided by financing activities was approximately $603,000, comprised principally of principal payments on long term debt of approximately $323,000 and dividends on the Preferred Stock of approximately $280,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2017. The Company had previously closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm. That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser. In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan. The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company. The balance of the PWSS Term Loan as of December 31, 2017 was approximately $626,000 (net of approximately $15,000 of capitalized debt costs). As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2017 was approximately $90,000.

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

The balance of the PWRS Bonds as of December 31, 2017 was approximately $9,200,000 (net of approximately $370,000 of capitalized debt costs).

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2017 is as follows:

Total Debt
2018	366,520
2019	389,996
2020	414,585
2021	442,171
2022	472,958
Thereafter	8,192,777
Long term debt	10,279,007

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

CORE FUNDS FROM OPERATIONS (FFO)

	2017	2016

Core FFO Available to Common Shares	$1,027,099	$1,061,071

Core FFO per common share	0.57	0.60

Weighted Average shares outstanding (basic)	1,809,672	1,770,268

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	2017	2016
Net income (loss) Attributable to Common Shares	$438,602	$(32,687)
Litigation expense	130,279	483,306
Stock-based compensation	195,889	195,828
Interest Expense - Amortization of Debt Costs	25,187	25,181
Amortization of Intangible Asset	237,142	237,141
Amortization of equity offering costs	-	152,302
Core FFO Available to Common Shares	$1,027,099	$1,061,071

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2017 were effective. Management understands that there are weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and do not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in our internal control during fiscal year 2017 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2017.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2017.

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

Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of	March 23, 2018
David H. Lesser	Trustees, CEO, Secretary and Treasurer

/s/ Virgil E. Wenger	Trustee	March 23, 2018
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 23, 2018
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 23, 2018
Patrick R. Haynes, III

/s/ Justinian Hobor	Trustee	March 23, 2018
Justinian Hobor

Power REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Old Bethpage, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

March 23, 2018

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,146,730	717,104
Prepaid expenses	13,903	31,371
Intangible assets, net of accumulated amortization	4,063,737	4,300,879
Other assets	297,442	227,510
TOTAL ASSETS	$21,459,879	$21,214,931

LIABILITIES AND EQUITY
Deferred revenue	$42,775	$48,188
Accounts payable	21,206	84,757
Accounts payable - Related party	1,176	-
Accrued interest	91,529	94,356
Current portion of long-term debt	366,520	344,114
Long-term debt	9,527,068	9,868,402
TOTAL LIABILITIES	10,050,274	10,439,817

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2017 and December 31, 2016)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,827,338 and 1,784,939 shares issued and outstanding at December 31, 2017 and December 31, 2016)	1,827	1,785
Additional paid-in capital	11,393,476	11,197,629
Accumulated deficit	(3,477,847)	(3,916,449)
Total Equity	7,917,456	7,282,965

TOTAL LIABILITIES AND EQUITY	$21,459,879	$21,214,931

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	2017	2016
REVENUE
Lease income from capital lease – railroad, net	$915,000	$915,000
Rental income	1,050,110	1,050,103
Misc. income	17,155	10,818
TOTAL REVENUE	1,982,265	1,975,921

EXPENSES
Amortization of intangible assets	237,142	237,141
Amortization of capitalized equity offering costs	-	152,302
General and administrative	384,092	339,815
Property tax	22,715	13,727
Litigation expenses (see note 10)	130,279	483,306
Interest expense	489,564	502,447
TOTAL EXPENSES	1,263,792	1,728,738

NET INCOME	718,473	247,183

Preferred Stock Dividends	(279,871)	(279,870)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES	$438,602	$(32,687)

Income (Loss) Per Common Share:
Basic and diluted	$0.24	$(0.02)

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,809,672	1,770,268

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	1,742,688	$1,743	$11,001,843	$(3,883,762)	$7,119,824
Net loss	-	-	-	247,183	247,183
Cash dividends on Preferred Stock	-	-	-	(279,870)	(279,870)
Stock-based compensation	42,250	42	195,786	-	195,828
Balance at December 31, 2016	1,784,938	1,785	11,197,629	(3,916,449)	7,282,965

Net income	-	-	-	718,473	718,473
Cash dividends on Preferred Stock	-	-	-	(279,871)	(279,871)
Stock-based compensation	42,400	42	195,847	-	195,889
Balance at December 31, 2017	1,827,338	$1,827	$11,393,476	$(3,477,847)	$7,917,456

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Operating activities
Net Income	$718,473	$247,183

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	237,142	237,141
Amortization of equity offering costs	-	152,302
Amortization of debt costs	25,187	25,181
Stock-based compensation	195,889	195,828

Changes in operating assets and liabilities
(Increase) decrease in other receivables	-	6,142
(Increase) in other assets	(15,799)	-
(Decrease) in deferred revenue	(54,133)	(60,342)
(Increase) decrease in prepaid expenses	17,468	23,985
Increase (decrease) in accounts payable	(63,551)	8,735
Increase (decrease) in accounts payable, related party	1,176	(1,773)
Increase (decrease) in accrued interest	(2,827)	20,113
Increase (decrease) in prepaid rent	(5,413)	29,675
Net cash provided by operating activities	1,053,612	884,170

Financing Activities
Principal payment on long-term debt	(344,115)	(323,066)
Cash dividends paid on preferred stock	(279,871)	(279,870)
Net cash used in financing activities	(623,986)	(602,936)

Net increase in cash and cash equivalents	429,626	281,234

Cash and cash equivalents, beginning of period	717,104	435,870

Cash and cash equivalents, end of period	$1,146,730	$717,104

Supplemental disclosure of cash flow information:
Interest paid	$467,204	$457,153

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

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries, with one subsidiary owning another subsidiary, that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2017, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2017 and 2016 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2017 and 2016, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the years ended December 31, 2017 and 2016, PWRS recorded rental income of $803,116 and $803,109 respectively.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017.

We will adopt the new revenue guidance effective January 1, 2018. Our analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the straight-line method for our leases, which is consistent with our historical revenue recognition model. Consequently, we do not expect the new standard to have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-09 “Compensation - Stock compensation” (Topic 718). The new guidance is intended to simplify some provisions in stock compensation accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for fiscal years and interim periods beginning after December 15, 2016 and was adopted for 2017 with no material impact to our consolidated financial statements.

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

During 2016, the Trust fully amortized approximately $43,000 of remaining capitalized shelf-offering expenses based on the expiration of its shelf-offering. There were no transactions related to the shelf-offering during 2016 or 2017.

During 2016, the Trust fully amortized the remaining capitalized asset related to its ATM and Series A Preferred Stock Offering of approximately $85,000 and $24,000 respectively based on the expiration of both offerings. There were no sales of stock related to the ATM or Series A Preferred Stock Offering during 2016 or 2017.

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2017 and 2016, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2017 and 2016, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2017 and 2016.

The following table provides a summary of the Intangible Assets:

	December 31, 2017			December 31, 2016
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWTS	$237,471	$43,083	$194,388	$237,471	$33,429	$204,042
Intangibles - PWRS	4,713,548	844,199	3,869,349	4,713,548	616,711	4,096,837
Total	$4,951,019	$887,282	$4,063,737	$4,951,019	$650,140	$4,300,879

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2018	$237,141
2019	237,141
2020	237,141
2021	237,141
2022	237,141
Thereafter	2,878,032
Total	$4,063,737

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2017 and 2016.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 47% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2017. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 5, 2018, had approximately $16.4 billion of total stockholders’ equity as of December 31, 2017, and earned approximately $5.4 billion of net income during its fiscal year ended December 31, 2017.

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC. In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year. In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV. The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, was part of the subject of a multi-year litigation which concluded in 2017. See 10, Legal Proceedings.

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 was implemented. The Company has evaluated their long-lived assets for impairment under ASC 360 and concluded there are no impairment indicators as of December 31, 2017.

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee. The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term. The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined. PWSS assumed the existing lease upon its acquisition of the Salisbury land. Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013. Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended 2017 and 2016.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”). The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land. Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each. A total of $157,500 of rent paid to PWTS was recorded for the twelve months ended December 31, 2017 and 2016.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”). At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. Rent from the lease will be recorded on a straight-line basis, with $803,116 and $803,109 recorded for the twelve months ended December 31, 2017 and 2016, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2017:

Total
2018	1,000,249
2019	1,008,631
2020	1,017,097
2021	1,025,648
2022	1,034,284
Thereafter	13,456,079
Total	18,541,988

4 – LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”).

The PWRS Bonds PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. For each of 2017 and 2016, the Trust amortized approximately $23,000 and $22,000, respectively, of this capitalized debt cost which is included in the amortization of debt costs on the consolidated statements of cash flows. As of December 31, 2017 and 2016, the balance of the PWRS Bonds was approximately $9,178,000 (net of unamortized debt costs of approximately $370,000) and $9,466,000 (net of unamortized debt costs of approximately add $393,000), respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2017 and December 31, 2016 is approximately $626,000 (net of approximately $15,000 of capitalized debt costs which are being amortized over the life of the financing) and $650,000 (net of approximately $18,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2017. The balance of the Municipal Debt as of December 31, 2017 and 2016 is approximately $90,000 and $96,000 respectively.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2017 is described below:

Total Debt
2018	366,520
2019	389,996
2020	414,585
2021	442,171
2022	472,958
Thereafter	8,192,777
Long term debt	10,279,007

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

Summary of Stock Based Compensation Activity – Options

The summary of Plan activity for the year ended December 31, 2017, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2016	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2017	106,000	7.96	-
Options vested at September 30, 2017	106,000	7.96	-

As of December 31, 2017, the weighted average remaining term of the options is 4.62 years.

The summary of Plan activity for the year ended December 31, 2016, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance at December 31, 2015	106,000	$7.96	41,340
Plan Awards	-
Options Exercised	-	-
Balance as of December 31, 2016	106,000	7.96	0
Options expected to vest at December 31, 2016	-	7.96	0
Options exercisable as of December 31, 2016	106,000	7.96	0

As of December 31, 2016, the weighted average remaining term of the options is 5.62 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock based compensation activity for the year ended December 31, 2017, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2016	38,633	5.31
Plan Awards	42,400	6.89
Restricted Stock Vested	(32,200)	6.09
Balance as of December 31, 2017	48,833	6.17

The summary of Stock Based Compensation activity for the year ended December 31, 2016, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2015	24,875	$7.58
Plan Awards	42,250	5.02
Restricted Stock Vested	(28,492)	6.87
Balance as of December 31, 2016	38,633	5.31

Stock-based Compensation

During 2017, the Trust recorded approximately $196,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $196,000 for 2016. As of December 31, 2017 there was approximately $301,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2019, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

Dividends distributed by the Trust for the year ended December 31, 2016 amounting to $279,870 were characterized as follows: 66.23% is deemed ordinary income and 33.77% is deemed a return of capital. For the year ended December 31, 2017, 100% of dividends distributed by the Trust of $279,871 were deemed a return of capital.

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2013.

7 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the twelve months ended December 31, 2017, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

During the year ended December 31, 2017, David H. Lesser paid $1,176 in expenses payable on behalf of the Company. This is an unsecured, non-interest bearing payable and is due on demand.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. During 2017 and 2016, a total of $12,000 and $4,000, respectively, was paid pursuant to this arrangement.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen and cost for administrative and accounting support described herein, the independent trustees approved such arrangements, determining such arrangement to be fair and reasonable and in the interest of the Trust.

8 - CONTINGENCY

The Trust is not subject to any contingencies, except as described in Note 10, Legal Proceedings. The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

9 - SUBSEQUENT EVENTS

On February 2, 2018, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15, 2018 to shareholders of record on February 15, 2018.

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

During the year ended December 31, 2017 and 2016, P&WV incurred litigation related expenses of approximately $130,000 and $483,000, respectively. As of December 31, 2017, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter). However, there can be no assurance that NSC will continue to make its base rental payments.

