Form 10-Q
period 2018-03-31
Power REIT
filed 2018-05-01
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

1,827,338 common shares, $0.001 par value, outstanding at May 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,615,943	1,146,730
Prepaid expenses	39,810	13,903
Intangible assets, net of accumulated amortization	4,004,452	4,063,737
Other assets	404,730	297,442
TOTAL ASSETS	$22,003,002	$21,459,879

LIABILITIES AND EQUITY
Deferred revenue	$393,418	$42,775
Accounts payable	32,280	21,206
Accounts payable - Related party	1,176	1,176
Accrued interest	88,055	91,529
Current portion of long-term debt	366,876	366,520
Long-term debt	9,519,640	9,527,068
TOTAL LIABILITIES	10,401,445	10,050,274

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of March 31, 2018 and December 31, 2017)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,827,338 shares issued and outstanding at March 31, 2018 and December 31, 2017)	1,827	1,827
Additional paid-in capital	11,440,839	11,393,476
Accumulated deficit	(3,333,258)	(3,477,847)
Total Equity	8,109,408	7,917,456

TOTAL LIABILITIES AND EQUITY	$22,003,002	$21,459,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750
Rental income	262,527	262,527
Misc. income	1,326	33
TOTAL REVENUE	492,603	491,310

EXPENSES
Amortization of intangible assets	59,285	59,286
General and administrative	92,789	108,649
Property tax	5,487	5,906
Litigation expenses (see note 5)	-	730
Interest expense	120,395	124,521
TOTAL EXPENSES	277,956	299,092

NET INCOME	214,647	192,218

Preferred Stock Dividends	(70,058)	(69,968)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$144,589	$122,250

Income Per Common Share:
Basic and diluted	$0.08	$0.07

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,827,338	1,784,938

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2018	2017
Operating activities
Net Income	$214,647	$192,218

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,285	59,286
Amortization of debt costs	6,300	6,297
Stock-based compensation	47,363	53,801

Changes in operating assets and liabilities
(Increase) in other receivables	-	(21,020)
(Increase) in other assets	(15,799)	(16,975)
(Increase) in prepaid expenses	(25,907)	(53,397)
Increase (decrease) in accounts payable	11,074	(19,895)
(Decrease) in accrued interest	(3,474)	(3,379)
Increase in prepaid rent	350,643	348,132
(Decrease) in deferred revenue	(91,489)	(108,208)
Net cash provided by operating activities	552,643	436,860

Financing Activities
Principal payment on long-term debt	(13,372)	(13,032)
Cash dividends paid on preferred stock	(70,058)	(69,968)
Net cash used in financing activities	(83,430)	(83,000)

Net increase in cash and cash equivalents	469,213	353,860

Cash and cash equivalents, beginning of period	1,146,730	717,104

Cash and cash equivalents, end of period	$1,615,943	$1,070,964

Supplemental disclosure of cash flow information:
Interest paid	$118,895	$121,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SU6BSIDIARIES

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 23, 2018.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended March 31, 2018, the Trust paid a quarterly dividend of approximately $70,000 ($0.48375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

We adopted the new revenue guidance effective January 1, 2018. Our analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the straight-line method for our leases, which is consistent with our historical revenue recognition model. Consequently, the adoption of the new standard did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, Financial Instruments - Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income (loss) instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. This guidance became effective on January 1, 2018 and it did not have a significant impact on our financial statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2018 and 2017.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

3. LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”).

The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of March 31, 2018 and December 31 2017, the balance of the PWRS Bonds was approximately $9,184,000 (net of unamortized debt costs of approximately $365,000) and $9,178,000 (net of unamortized debt costs of approximately $370,000), respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2018 and December 31, 2017 is approximately $619,000 (net of approximately $14,000 of capitalized debt costs which are being amortized over the life of the financing) and $626,000 (net of approximately $15,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2019. The balance of the Municipal Debt as of March 31, 2018 and December 31, 2017 is approximately $83,000 and $90,000 respectively.

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the three months ended March 31, 2018, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2017	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of March 31, 2018	106,000	7.96	-
Options vested at March 31, 2018	106,000	7.96	-

The weighted average remaining term of the options is approximately 4.37 years.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2018, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2017	48,833	6.17
Plan Awards	-	-
Restricted Stock Vested	(8,050)	5.88
Balance as of March 31, 2018	40,783	6.23

Stock-based Compensation

During the first three months of 2018, the Trust recorded approximately $47,000 of non-cash expense related to restricted stock and options granted compared to approximately $54,000 for the first three months of 2017. As of March 31, 2018 there was approximately $254,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2019 equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first three months of 2018, the Trust paid a total of approximately $70,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the three months ended March 31, 2018, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $3,000 was paid pursuant to this arrangement during the three months ended March 31, 2018.

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

David Lesser, CEO, paid expenses on behalf of the Company in the amount of $1,176 during 2017 which is disclosed as accounts payable – related party in the balance sheet. The amount is non-interest bearing, unsecured, and due on demand.

6. SUBSEQUENT EVENTS

On April 23, 2018, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2018 to shareholders of record on May 15, 2018.

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

As of March 31, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2018 and 201 was approximately $493,000 and $491,000, respectively. Net income attributable to Common Shares during the first quarter of 2018 was approximately $144,000, whereas net income attributable to Common Shares of approximately $122,000, was reported during the first quarter of 2017. The difference between our 2018 and 2017 first quarter results were principally attributable to the following: an approximately $9,400 decrease in in General and Administrative expenses; an approximately $6,400 decrease in stock based compensation expense; and, an approximately $4,000 decrease in interest expense

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the four years ended 2016, the Trust (on a consolidated basis) incurred substantial litigation expenses related to its ongoing litigation related to P&WV.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Core FFO available to Common Shares	$257,537	$242,364

Core FFO per common share	0.14	0.14

Weighted average shares outstanding (basic)	1,827,338	1,784,938

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income Attributable to Common Shares	$144,589	$122,250
Litigation expense	-	730
Stock-based compensation	47,363	53,801
Interest Expense - Amortization of Debt Costs	6,300	6,297
Amortization of Intangible Asset	59,285	59,286
Core FFO Available to Common Shares	$257,537	$242,364

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2018 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2018 and 2017, P&WV incurred litigation related expenses of approximately $0 and $730, respectively. As of March 31, 2018, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2018, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number
Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2018: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer, Secretary and Treasurer

Date: May 1, 2018

