Form 10-Q
period 2018-06-30
Power REIT
filed 2018-08-03
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

1,827,338 common shares, $0.001 par value, outstanding at August 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,514,643	1,146,730
Prepaid expenses	30,249	13,903
Intangible assets, net of accumulated amortization	3,945,167	4,063,737
Other assets	371,850	297,442
TOTAL ASSETS	$21,799,976	$21,459,879

LIABILITIES AND EQUITY
Deferred revenue	$119,239	$42,775
Accounts payable	20,566	21,206
Accounts payable - Related party	1,275	1,176
Accrued interest	87,808	91,529
Current portion of long-term debt	382,132	366,520
Long-term debt	9,406,736	9,527,068
TOTAL LIABILITIES	10,017,756	10,050,274

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of June 30, 2018 and December 31, 2017)	3,492,149	3,492,149
	-	-
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,827,338 shares issued and outstanding at June 30, 2018 and December 31, 2017)	1,827	1,827
Additional paid-in capital	11,484,068	11,393,476
Accumulated deficit	(3,195,824)	(3,477,847)
Total Equity	8,290,071	7,917,456

TOTAL LIABILITIES AND EQUITY	$21,799,976	$21,459,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$457,500	$457,500
Rental income	262,528	262,528	525,055	525,055
Misc. income	2,364	45	3,690	78
TOTAL REVENUE	493,642	491,323	986,245	982,633

EXPENSES
Amortization of intangible assets	59,285	59,285	118,570	118,571
General and administrative	105,039	102,946	197,828	211,595
Property tax	2,782	5,705	8,269	11,611
Litigation expenses (see note 5)	-	3,347	-	4,077
Interest expense	119,044	122,856	239,439	247,377
TOTAL EXPENSES	286,150	294,139	564,106	593,231

NET INCOME	207,492	197,184	422,139	389,402

Preferred Stock Dividends	(70,058)	(69,968)	(140,116)	(139,936)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$137,434	$127,216	$282,023	$249,466

Income Per Common Share:
Basic and diluted	$0.08	$0.07	$0.15	$0.14

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,827,338	1,799,072	1,827,338	1,792,005

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2018	2017
Operating activities
Net Income	$422,139	$389,402

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118,570	118,571
Amortization of debt costs	12,595	12,593
Stock-based compensation	90,592	101,163

Changes in operating assets and liabilities
(Increase) in other receivables	-	(4,143)
(Increase) in other assets	-	(16,397)
Increase in accounts payable related party	99	-
(Increase) in prepaid expenses	(16,346)	(35,422)
(Decrease) in accounts payable	(640)	(54,539)
(Decrease) in accrued interest	(3,721)	(3,525)
Increase in prepaid rent	76,464	414,124
(Decrease) in deferred revenue	(74,408)	(77,626)
Net cash provided by operating activities	625,344	844,201

Financing Activities
Principal payment on long-term debt	(117,315)	(102,470)
Cash dividends paid on preferred stock	(140,116)	(139,936)
Net cash used in financing activities	(257,431)	(242,406)

Net increase in cash and cash equivalents	367,913	601,795

Cash and cash equivalents, beginning of period	1,146,730	717,104

Cash and cash equivalents, end of period	$1,514,643	$1,318,899

Supplemental disclosure of cash flow information:
Interest paid	$236,439	$374,782

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the six months ended June 30, 2018, the Trust paid a quarterly dividend of approximately $140,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The balance of the PWRS Bonds as of June 30, 2018 and December 31, 2017 is approximately $9,093,000 (net of approximately $359,000 of capitalized debt costs which are being amortized over the life of the financing) and $9,178,000 (net of approximately $370,000 of capitalized debt costs which are being amortized over the life of the financing) respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2018 and December 31, 2017 is approximately $613,000 (net of approximately $14,000 of capitalized debt costs which are being amortized over the life of the financing) and $626,000 (net of approximately $15,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2018. The balance of the Municipal Debt as of June 30, 2018 and December 31, 2017 is approximately $83,000 and $90,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2018, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2017	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of June 30, 2018	106,000	7.96	-
Options vested at June 30, 2018	106,000	7.96	-

The weighted average remaining term of the options is approximately 4.1 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2018, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2017	48,833	6.17
Plan Awards	-	-
Restricted Stock Vested	(15,500)	5.88
Balance as of June 30, 2018	33,333	6.32

Stock-based Compensation

During the six months of 2018, the Trust recorded approximately $90,600 of non-cash expense related to restricted stock and options granted compared to approximately $101,000 for the first six months of 2017. As of June 30, 2018 there was approximately $210,800 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2020, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first six months of 2018, the Trust paid a total of approximately $140,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30, 2018, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $6,000 was paid pursuant to this arrangement during the six months ended June 30, 2018.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen and the reimbursement to HBP described herein, the independent trustees approved such arrangements having determined such arrangements are fair and reasonable and in the interest of the Trust.

6. SUBSEQUENT EVENTS

On July 5, 2018, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2018 to shareholders of record on August 15, 2018.

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

As of June 30, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the six months of 2018 and 2017 was approximately $986,245 and $982,633, respectively. Net income attributable to Common Shares the six months of 2018 and 2017 was approximately $282,000 and $250,000. The difference between our 2018 and 2017 results were principally attributable to the following: an approximately $4,000 decrease in litigation expenses related to the NSC litigation; an approximately $8,000 decrease in Interest Expense; and, an approximately $14,000 decrease in general and administrative expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Core FFO Available to Common Shares	$246,243	$243,505	$503,780	$485,870

Core FFO per common share	0.13	0.14	0.28	0.27

Weighted Average shares outstanding (basic)	1,827,338	1,799,072	1,827,338	1,792,005

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income Attributable to Common Shares	$137,434	$127,216	$282,023	$249,466
Litigation expense	-	3,347	-	4,077
Stock-based compensation	43,229	47,362	90,592	101,163
Interest Expense - Amortization of Debt Costs	6,295	6,295	12,595	12,593
Amortization of Intangible Asset	59,285	59,285	118,570	118,571
Core FFO Available to Common Shares	$246,243	$243,505	$503,780	$485,870

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2018 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2018 and 2017, P&WV incurred litigation related expenses of approximately $0 and $4,000, respectively. As of June 30, 2018, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2018: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: August 3, 2018

