Form 10-Q
period 2018-09-30
Power REIT
filed 2018-11-05
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

1,870,139 common shares, $0.001 par value, outstanding at November 5, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,607,418	1,146,730
Prepaid expenses	17,827	13,903
Intangible assets, net of accumulated amortization	3,885,881	4,063,737
Other assets	287,131	297,442
TOTAL ASSETS	$21,736,324	$21,459,879

LIABILITIES AND EQUITY
Deferred revenue	$73,157	$42,775
Accounts payable	33,386	21,206
Accounts payable - Related party	1,374	1,176
Accrued interest	87,099	91,529
Current portion of long-term debt	389,627	366,520
Long-term debt	9,168,485	9,527,068
TOTAL LIABILITIES	9,753,128	10,050,274

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2018 and December 31, 2017)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,870,139 shares issued and outstanding at September 30, 2018 and 1,827,339 at December 31, 2017)	1,870	1,827
Additional paid-in capital	11,552,200	11,393,476
Accumulated deficit	(3,063,023)	(3,477,847)
Total Equity	8,491,047	7,917,456

TOTAL LIABILITIES AND EQUITY	$21,736,324	$21,459,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$686,250	$686,250
Rental income	262,527	262,527	787,582	787,582
Misc. income	2,803	480	6,493	558
TOTAL REVENUE	494,080	491,757	1,480,325	1,474,390

EXPENSES
Amortization of intangible assets	59,286	59,285	177,856	177,856
General and administrative	104,043	82,480	301,871	294,075
Property tax	5,521	5,552	13,790	17,163
Litigation expenses (see note 5)	-	120,439	-	124,516
Interest expense	122,371	121,275	361,810	368,652
TOTAL EXPENSES	291,221	389,031	855,327	982,262

NET INCOME	202,859	102,726	624,998	492,128

Preferred Stock Dividends	(70,058)	(69,968)	(210,174)	(209,904)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$132,801	$32,758	$414,824	$282,224

Income Per Common Share:
Basic and diluted	$0.07	$0.02	$0.23	$0.16

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,827,804	1,827,339	1,827,494	1,803,783

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2018	2017
Operating activities
Net Income	$624,998	$492,128

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	177,856	177,856
Amortization of debt costs	18,894	18,890
Stock-based compensation	158,767	148,526

Changes in operating assets and liabilities
(Increase) in other receivables	(21,230)	-
(Increase) decrease in other assets	-	(16,297)
(Increase) in prepaid expenses	(7,147)	(15,358)
(Decrease) increase in accounts payable	(19,116)	60,543
(Decrease) in accrued interest	(4,430)	(4,274)
Increase in prepaid rent	30,382	123,459
Increase in deferred revenue	66,258	59,677
Net cash provided by operating activities	1,025,232	1,045,150

Financing Activities
Principal payment on long-term debt	(354,370)	(337,244)
Cash dividends paid on preferred stock	(210,174)	(209,904)
Net cash used in financing activities	(564,544)	(547,148)

Net increase in cash and cash equivalents	460,688	498,002

Cash and cash equivalents, beginning of period	1,146,730	717,104

Cash and cash equivalents, end of period	$1,607,418	$1,215,106

Supplemental disclosure of cash flow information:
Interest paid	$357,311	$354,036

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the nine months ended September 30, 2018, the Trust paid a quarterly dividend of approximately $210,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

We adopted the new revenue guidance effective January 1, 2018. Our analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the straight-line method for our leases, which is consistent with our historical revenue recognition model. Management has concluded that the majority of total revenues consist of rental income from leasing arrangements which is specifically excluded from the standard. Consequently, the adoption of the new standard did not have a material impact on our consolidated financial statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

3. LONG-TERM DEBT

On November 6, 2015, PWRS completed a financing secured by the real property owned by PWRS (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34% and mature in 2034. The balance of the PWRS Bonds as of September 30, 2018 and December 31, 2017 is approximately $8,863,000 (net of approximately $353,000 of capitalized debt costs which are being amortized over the life of the financing) and $9,178,000 (net of approximately $370,000 of capitalized debt costs which are being amortized over the life of the financing) respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2018 and December 31, 2017 is approximately $612,000 (net of approximately $13,000 of capitalized debt costs which are being amortized over the life of the financing) and $626,000 (net of approximately $15,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 14.5 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2019. The balance of the Municipal Debt as of September 30, 2018 and December 31, 2017 is approximately $83,000 and $90,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the nine months ended September 30, 2018, with respect to the Trust’s stock options, was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2017	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2018	106,000	7.96	-
Options vested at September 30, 2018	106,000	7.96	-

The weighted average remaining term of the options is approximately 3.9 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2018, with respect to the Trust’s restricted stock, is as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2017	48,833	6.17
Plan Awards	42,800	6.03
Restricted Stock Vested	(26,900)	5.90
Balance as of September 30, 2018	64,733	6.19

Stock-based Compensation

During the nine months of 2018, the Trust recorded approximately $159,000 of non-cash expense related to restricted stock and options granted compared to approximately $149,000 for the first nine months of 2017. On September 26, 2018, 2,800 shares of Common Stock were granted to Trustees with a fair value of $16,884. These shares vest on the following schedule: fifty percent on September 30, 2018, twenty five percent on December 31, 2018 and twenty five percent on March 31, 2019. On September 26, 2018, 40,000 shares of Common Stock was granted to David Lesser with a fair value of $241,200 which will vest over 12 quarters commencing with the quarter ended September 30, 2018. As of September 30, 2018 there was approximately $401,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2021, equating to a weighted average amortization period of approximately 1.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first nine months of 2018, the Trust paid a total of approximately $210,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30, 2018, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $9,000 was paid pursuant to this arrangement during the nine months ended September 30, 2018.

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

6. SUBSEQUENT EVENTS

On October 9, 2018, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2018 to shareholders of record on November 15, 2018.

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

As of September 30, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the nine months of 2018 and 2017 was approximately $1,480,000 and $1,474,000, respectively. Net income attributable to Common Shares during the nine months of 2018 and 2017 was approximately $415,000 and $282,000. The difference between our 2018 and 2017 results were principally attributable to the following: an approximately $125,000 decrease in litigation expenses related to the NSC litigation; an approximately $7,000 decrease in Interest Expense; and, an approximately $7,000 increase in general and administrative expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Core FFO Available to Common Shares	$266,561	$266,142	$770,341	$752,012

Core FFO per common share	0.15	0.15	0.42	0.42

Weighted Average shares outstanding (basic)	1,827,804	1,827,339	1,827,494	1,803,783

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) Attributable to Common Shares	$132,801	$32,758	$414,824	$282,224
Litigation expense	-	120,439	-	124,516
Stock-based compensation	68,175	47,363	158,767	148,526
Interest Expense - Amortization of Debt Costs	6,299	6,297	18,894	18,890
Amortization of Intangible Asset	59,286	59,285	177,856	177,856
Core FFO Available to Common Shares	$266,561	$266,142	$770,341	$752,012

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2018 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2018 and 2017, P&WV incurred litigation related expenses of approximately $0 and $125,000, respectively. As of September 30, 2018, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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
Date: November 5, 2018

