Form 10-K
period 2018-12-31
Power REIT
filed 2019-03-25
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 001-36312

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

Yes [  ] No [X]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2018, the Registrant’s most recently completed second fiscal quarter, was approximately $11,165,000, computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2018 of $6.11. For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 21, 2019, there were 1,870,139 common shares outstanding and 144,636 Series A $25 par value Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2018.

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

PART I

Item 1. Business.

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds real estate assets related to transportation and energy infrastructure in the United States.

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate and is generally pursuing investment opportunities that qualify for REIT ownership within non-traditional real estate asset classes including infrastructure.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which was the subject of litigation. (See Item 3, Legal Proceedings).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability Company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2018 and 2017 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to a five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2018 and 2017, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2018 and 2017, PWRS recorded rental income of $803,116.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2018.

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

During the year ended December 31, 2018, the Trust paid a dividends of approximately $283,000 ($0.4844 per share per quarter for a total of $1.9375 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Power REIT is pursuing a growth strategy focused on infrastructure other non-traditional asset classes that qualify as real estate for REIT purposes. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. General and administrative expenses, including expenses related to tax, legal and audit have been high and are expected to continue to be high, due to the complex organization of Power REIT, expenses related to growth and our litigation matter now complete more fully discussed below in this Risk Factors section and in Item 3, Legal Proceedings. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay dividends.

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

Because we may distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital if we are to achieve our growth plans. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

As of December 31, 2018, the Company had four investments, consisting of its ownership of its four investment subsidiaries: P&WV, PWSS, PWTS and PWRS. Payments from NSC to P&WV under the Railroad Lease represented approximately 46% and 47% of Power REIT’s consolidated revenues for each of the twelve months ended December 31, 2018 and 2017, respectively. Payments from PWRS’s tenant represented approximately 41% of Power REIT’s consolidated revenues in each of the twelve months ended December 31, 2018 and 2017. As the Company grows, its portfolio will likely still remain concentrated in a limited number of investments for a substantial period of time.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. On a consolidated basis as of December 31, 2018, we had approximately $9.7 million of indebtedness and other liabilities, a substantial portion of which is secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. As of December 31, 2018, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.5 million of its Series A Preferred Stock. This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure. The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

Our renewable energy lessees and many future lessees will likely be structured as special purpose vehicles, and therefore their ability to pay us is expected to be dependent solely on the revenues of a specific project, without additional credit support.

Most of our lessees will likely be structured as special purpose vehicles (“SPVs”), whose only source of cash flow will be from the operations of a single energy facility. If the facility fails to perform as projected, the SPV lessee might not have sufficient cash flow to make lease or interest payments to us. While we would expect the lenders or other parties connected to such SPVs to step in and continue to make payments to us, there can be no assurance that such parties would do so, rather than, for example, liquidating the facility. Further, if the facility materially underperforms or if energy supply contracts or other contracts are cancelled, there may be little value in such SPV lessees, and our investments in real estate relating to their facilities may become impaired.

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

Risks Related to Our Investment Strategy

Our focus on non-traditional real estate asset classes including energy and transportation infrastructure sectors will subject us to more risks than if we were broadly diversified to include other asset classes.

Because we specifically focus on non-traditional real estate assets, investments in our securities may present more risks than if we were broadly diversified over numerous sectors of the economy. For example, a downturn in the U.S. energy or transportation infrastructure sectors would have a larger impact on us than on a company that does not concentrate in one sector of the economy. Factors that may adversely affect our investments include, but are not limited to, changes in supply and demand for infrastructure consumption, prices of national and global commodities, government regulation, world and regional events and general economic conditions.

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

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ending December 31, 2018, the average daily trading volume for the Company’s common shares was approximately 3,342 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

The issuance of additional equity securities may result in the dilution of existing equity securities holders. Although the Company expects to deploy additional equity capital principally for the purpose of seeking to make accretive transactions, and in such cases seeks to not dilute the economic value of equity securities held by existing holders, such additional issuances may dilute existing equity securities holders’ percentage ownership of the Company, and the percentage of voting power they hold, depending on the terms of the newly issued equity securities.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Registrant’s property consists of its four wholly-owned subsidiaries:

1.	Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust. The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC. The more significant provisions of the Railroad Lease include:

●	Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods. In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease. NSC has refused to pay the additional rent which was, in part, the subject of a multi-year litigation which ended in 2017. See Item 3, Legal Proceedings.

●	Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable. Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of. Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●	Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash. Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC. The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV. The payment and amount of these items was the subject of a multi-year litigation which ended in 2017. For financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations. Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. Based on the outcome of the litigation P&WV wrote off the full amount of this receivable on its 2017 tax return. For the years ended December 31, 2013 through December 31, 2018, the amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC was $294,062 per annum which would be added as an additional amount of indebtedness from NSC for a total of approximately $18,400,000. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease.

2.	PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2018. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.	PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms. Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500. Rent is paid annually in advance in March of each year. At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.	PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $803,116 having been recorded during the fiscal year ended December 31, 2018. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2018. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 8, 2019, had approximately $15.4 billion of total stockholders’ equity as of December 31, 2018 and earned approximately $2.7 billion of net income during its fiscal year ended December 31, 2018

Item 3. Legal Proceedings

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

During the twelve months ended December 31, 2018 and 2017, P&WV incurred litigation related expenses of approximately $0 and $130,000, respectively. As of December 31, 2018, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

As of the date of this filing, NSC has continued to make its quarterly base rental payments ($228,750 per quarter). Based on the outcome of the litigation, the indebtedness described above that P&WV had accrued is deemed uncollectable and was written off for tax purposes (it has not been reflected on P&WV’s financial statements which are consolidated into Power REIT’s financial statements). The indebtedness will be tracked by P&WV on an annual basis since, based on the outcome of the litigation, it effectively serves as a termination fee that is due upon termination of the lease for any purpose including default or failure to renew.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW”. As of March 11, 2019, there were approximately 370 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE American as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2018
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$6.40	$6.57	$6.24	$6.14
Low	6.00	5.70	5.83	5.32
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2017
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$7.86	$7.95	$8.69	$6.44
Low	6.15	6.51	6.04	6.00
Dividends Paid	0.00	0.00	0.00	0.00

During the first quarter of 2019 through March 11, 2019, the NYSE American price per share of our common shares hit a high of $6.19 and a low of $5.15.

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

During 2018, the Company paid approximately $280,000 of dividends on its Series A Preferred Stock.

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

Overview

Power REIT is a Maryland-domiciled REIT that holds real estate assets related to transportation and energy infrastructure in the United States. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate and is generally pursuing investment opportunities that qualify for REIT ownership within non-traditional real estate asset classes including infrastructure.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2018 and 2017 was approximately $1,975,000 and $1,982,000, respectively. Consolidated net income in fiscal year 2018 was approximately $839,000 compared to $718,000 for 2017. The difference between our 2018 and 2017 consolidated results was principally attributable to the following: an increase in general and administrative costs of $14,000, a decrease in litigation costs of approximately $130,000 (See Note 10); and a decrease in interest expense of approximately $11,000.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE American listing fees, shareholder service company fees and auditing costs (although in presenting our expenses in our consolidated statements of operations, in both 2018 and 2017 we have broken out legal and other professional fees relating to our litigation with NSC into the separate line item “litigation expenses”). The Company further expects that the remainder of its G&A expenses will continue to increase in 2019 and beyond as it further implements its business plan.

For each of fiscal years 2018 and 2017, P&WV and PWRS contributed approximately 46% and 41% of consolidated revenue. If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues from renewable generation-related real estate and other infrastructure real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2018, the Company’s net cash generated by operating activities was approximately $1,266,000. During the year ended December 31, 2017, the Company’s net cash generated by operating activities was approximately $1,054,000.

During the years ended December 31, 2017 and 2018, the Company’s net cash used in investing activities was $0 as the Company did not make any new acquisitions.

During the year ended December 31, 2018, the Company’s net cash used by financing activities was approximately $642,000, comprised principally of principal payments on long term debt of approximately $361,000 and dividends on the Preferred Stock of approximately $280,000. During the year ended December 31, 2017, the Company’s net cash provided by financing activities was approximately $624,000, comprised principally of principal payments on long term debt of approximately $344,000 and dividends on the Preferred Stock of approximately $280,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2018. The Company had previously closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014.

Borrowings

In December 2012, PWSS acquired the approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW operational solar farm. That acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser. In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan. The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company. The balance of the PWSS Term Loan as of December 31, 2018 was approximately $605,000 (net of approximately $12,000 of capitalized debt costs). As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2018 was approximately $83,000.

On April 14, 2014, PWRS borrowed approximately $6,900,000 in connection with PWRS’ acquisition of leased property and establishment of its approximately $26 million credit facility. The credit facility carried a floating rate calculated as based on a spread of 350 basis points over LIBOR. On November 6, 2015, PWRS repaid the entire balance of the credit facility with proceeds from a new financing secured by the real property owned by PWRS (the “PWRS Bonds”) and terminated the credit facility. The PWRS Bonds are secured by land owned by PWRS and generated gross proceeds of $10,150,000. The PWRS Bonds carry a fixed interest rate of 4.34 and fully amortize over the life of the financing which matures in 2034. The use of proceeds from the PWRS Bonds was to retire approximately $6.65 million of existing indebtedness and the associated swap that was entered which are secured by the PWRS property; retire the $1.65 million loan to PW Tulare Solar, LLC (a wholly owned subsidiary of Power REIT) from Hudson Bay Partners, LP (an affiliate of David H. Lesser - Chairman and CEO of Power REIT) including accrued interest; and, to pay other accounts payable of Power REIT and its subsidiaries. Upon completion of the refinancing, PWTS now owns its assets free and clear of any indebtedness. The balance of the PWRS Bonds as of December 31, 2018 was approximately $8,870,000 (net of approximately $348,000 of capitalized debt costs).

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2018 is as follows:

Total Debt
2019	389,746
2020	414,239
2021	441,891
2022	472,663
2023	955,181
Thereafter	7,243,786
Long term debt	9,917,506

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

CORE FUNDS FROM OPERATIONS (FFO)

	2018	2017

Core FFO Available to Common Shares	$1,043,633	$1,027,099

Core FFO per common share	0.56	0.57

Weighted Average shares outstanding (basic)	1,848,739	1,809,672

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	2018	2017
Net income Attributable to Common Shares	$558,579	$438,602
Litigation expense	-	130,279
Stock-based compensation	222,721	195,889
Interest Expense - Amortization of Debt Costs	25,191	25,187
Amortization of Intangible Asset	237,142	237,142

Core FFO Available to Common Shares	$1,043,633	$1,027,099

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2018 were effective. Management understands that there are weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and do not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in our internal control during fiscal year 2018 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2018.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2018.

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

Date: March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO, Secretary and Treasurer	March 25, 2019

/s/ Virgil E. Wenger Virgil E. Wenger	Trustee	March 25, 2019

/s/ William S. Susman William S. Susman	Trustee	March 25, 2019

/s/ Patrick R. Haynes, III Patrick R. Haynes, III	Trustee	March 25, 2019

/s/ Justinian Hobor Justinian Hobor	Trustee	March 25, 2019

Power REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Old Bethpage, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 25, 2019

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	1,771,011	1,146,730
Prepaid expenses	16,795	13,903
Intangible assets, net of accumulated amortization	3,826,595	4,063,737
Other assets	342,668	297,442
TOTAL ASSETS	$21,895,136	$21,459,879

LIABILITIES AND EQUITY
Deferred revenue	$32,851	$42,775
Accounts payable	24,828	21,206
Accounts payable - Related party	1,374	1,176
Accrued interest	87,846	91,529
Current portion of long-term debt	389,996	366,520
Long-term debt	9,167,336	9,527,068
TOTAL LIABILITIES	9,704,231	10,050,274

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2018 and December 31, 2017)	3,492,149	3,492,149
	-	-
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,870,139 shares issued and outstanding at December 31, 2018 and 1,827,339 at December 31, 2017)	1,870	1,827
Additional paid-in capital	11,616,154	11,393,476
Accumulated deficit	(2,919,268)	(3,477,847)
Total Equity	8,698,756	7,917,456

TOTAL LIABILITIES AND EQUITY	$21,895,136	$21,459,879

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

	2018	2017
REVENUE
Lease income from capital lease – railroad, net	$915,000	$915,000
Rental income	1,050,110	1,050,110
Misc. income	9,513	17,155
TOTAL REVENUE	1,974,623	1,982,265

EXPENSES
Amortization of intangible assets	237,142	237,142
General and administrative	398,443	384,092
Property tax	22,012	22,715
Litigation expenses (see note 10)	-	130,279
Interest expense	478,215	489,564
TOTAL EXPENSES	1,135,812	1,263,792

NET INCOME	838,811	718,473

Preferred Stock Dividends	(280,232)	(279,871)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$558,579	$438,602

Income Per Common Share:
Basic and diluted	$0.30	$0.24

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,848,739	1,809,672

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2016	$1,784,938	$1,785	$11,197,629	$(3,916,449)	$7,282,965
Net loss	-	-	-	718,473	718,473
Cash dividends on Preferred Stock	-	-	-	(279,871)	(279,871)
Stock-based compensation	42,400	42	195,847	-	195,889
Balance at December 31, 2017	1,827,338	1,827	11,393,476	(3,477,847)	7,917,456

Net Income	-	-	-	838,811	838,811
Cash dividends on Preferred Stock	-	-	-	(280,232)	(280,232)
Stock-based compensation	42,801	43	222,678	-	222,721
Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017
Operating activities
Net Income	$838,811	$718,473

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	237,142	237,142
Amortization of debt costs	25,191	25,187
Stock-based compensation	222,721	195,889

Changes in operating assets and liabilities
(Increase) decrease in other assets	-	(15,799)
(Decrease) in deferred revenue	(45,501)	(54,133)
(Increase) decrease in prepaid expenses	(2,617)	17,468
(Decrease) increase in accounts payable	3,622	(63,551)
Increase in accounts payable, related party	198	1,176
(Decrease) in accrued interest	(3,683)	(2,827)
(Decrease) in prepaid rent	(9,924)	(5,413)
Net cash provided by operating activities	1,265,960	1,053,612

Financing Activities
Principal payment on long-term debt	(361,447)	(344,115)
Cash dividends paid on preferred stock	(280,232)	(279,871)
Net cash used in financing activities	(641,679)	(623,986)

Net increase in cash and cash equivalents	624,281	429,626

Cash and cash equivalents, beginning of period	1,146,730	717,104

Cash and cash equivalents, end of period	$1,771,011	$1,146,730

Supplemental disclosure of cash flow information:
Interest paid	$447,026	$467,204

The accompanying notes are an integral part of these consolidated financial statements.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds real estate assets related to transportation and energy infrastructure in the United States.

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2018, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate and is generally pursuing investment opportunities that qualify for REIT ownership within non-traditional real estate asset classes including infrastructure.

P&WV is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). P&WV’s assets consist of a railroad line of approximately 112 miles in length, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. In addition, Power P&WV believes NSC is obligated to pay additional rent and other amounts, which was the subject of litigation. (See Note 10).

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2018 and 2017 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five (5) solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year term, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2018 and 2017, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to an operating solar project with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred in November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS will receive an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the years ended December 31, 2018 and 2017, PWRS recorded rental income of $803,116.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2018.

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

We adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method. Our analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the straight-line method for our leases, which is consistent with our historical revenue recognition model. Management has concluded that the majority of total revenues consist of rental income from leasing arrangements which is specifically excluded from the standard. Consequently, the adoption of the new standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018, and the Company adopted the standard using the modified retrospective approach effective January 1, 2019. Therefore, as of January 1, 2019, for the Company’s leases where it is the lessor, the Company does not anticipate changes in the accounting for its lease revenues.

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

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheet between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2018 and 2017, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2018 and 2017, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2018 and 2017.

The following table provides a summary of the Intangible Assets:

	December 31, 2018			December 31, 2017
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWTS	$237,471	$52,737	$184,734	$237,471	$43,083	$194,388
Intangibles - PWRS	4,713,548	1,071,687	3,641,861	4,713,548	844,199	3,869,349
Total	$4,951,019	$1,124,424	$3,826,595	$4,951,019	$887,282	$4,063,737

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2019	$237,141
2020	237,141
2021	237,141
2022	237,141
2023	237,141
Thereafter	2,640,890
Total	$3,826,595

Land

Land is carried at cost. Upon the acquisition of land, management assesses the fair value of acquired assets (including land, improvements and identified intangibles such as above- and below-market leases and acquired in-place leases) and acquired and assumed liabilities (if any), and allocates the acquisition price based on these assessments. Newly acquired investments in land without in-place leases are recorded at cost (including costs related to the acquisition of the land).

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

○	Level 1 – valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

○	Level 2 – valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

○	Level 3 – valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, the Trust utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk.

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2018 and 2017.

Earnings Per Common Share

Basic earnings per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share of common stock is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period. For the years ended December 31, 2018 and 2017, the Company determined that there were no dilutive common shares, accordingly, basic and diluted earnings per share were the same.

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 46% and 41%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2018. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 8, 2019, had approximately $15.4 billion of total stockholders’ equity as of December 31, 2018, and earned approximately $2.7 billion of net income during its fiscal year ended December 31, 2018.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 was implemented. The Company has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2018.

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee. The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term. The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined. PWSS assumed the existing lease upon its acquisition of the Salisbury land. Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013. Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended 2018 and 2017.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”). The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land. Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each. A total of $157,500 of rent paid to PWTS was recorded for the twelve months ended December 31, 2018 and 2017.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”). At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. Rent from the lease will be recorded on a straight-line basis, with $803,116 recorded for each of the twelve months ended December 31, 2018 and 2017.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2018:

Total

2019	1,008,631
2020	1,017,097
2021	1,025,648
2022	1,034,284
2023	1,043,006
Thereafter	12,381,142
Total	17,509,808

4 – LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of December 31, 2018 and 2017, the balance of the PWRS Bonds was approximately $8,870,000 (net of unamortized debt costs of approximately $348,000) and $9,178,000 (net of unamortized debt costs of approximately $370,000), respectively. For each of 2018 and 2017, the Trust amortized approximately $22,000, respectively, of this capitalized debt cost which is included in the amortization of debt costs on the consolidated statements of cash flows.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2018 and December 31, 2017 is approximately $605,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing) and $626,000 (net of approximately $15,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2019. The balance of the Municipal Debt as of December 31, 2018 and 2017 is approximately $83,000 and $90,000 respectively.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2018 is described below:

Total Debt
2019	389,746
2020	414,239
2021	441,891
2022	472,663
2023	955,181
Thereafter	7,243,786
Long term debt	9,917,506

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

Summary of Stock Based Compensation Activity – Options

The summary of Plan activity for the year ended December 31, 2018, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2017	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2018	106,000	7.96	-
Options vested at December 31, 2018	106,000	7.96	-

As of December 31, 2018, the weighted average remaining term of the options is 3.61 years.

The summary of Plan activity for the year ended December 31, 2017, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2016	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2017	106,000	7.96	-
Options vested at December 31, 2017	106,000	7.96	-

As of December 31, 2017, the weighted average remaining term of the options is 4.62 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock based compensation activity for the year ended December 31, 2018, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2017	48,833	6.17
Plan Awards	42,800	6.03
Restricted Stock Vested	(37,600)	5.92
Balance as of December 31, 2018	54,033	6.23

The summary of Stock Based Compensation activity for the year ended December 31, 2017, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2016	38,633	5.31
Plan Awards	42,400	6.89
Restricted Stock Vested	(32,200)	6.09
Balance as of December 31, 2017	48,833	6.17

Stock-based Compensation

During 2018, the Trust recorded approximately $223,000 of non-cash expense related to restricted stock and options granted under the Plan compared to approximately $196,000 for 2017. As of December 31, 2018 there was approximately $337,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2021, equating to a weighted average amortization period of approximately 2.5 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

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

For the years ended December 31, 2017 and 2018, 100% of dividends distributed by the Trust of $279,871 and $280,233 respectively, were deemed a return of capital.

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2014.

7 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the twelve months ended December 31, 2018, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

As of December 31, 2018 and 2017, David H. Lesser has paid $1,374 and $1,176, respectively, in expenses payable on behalf of the Company. This is an unsecured, non-interest bearing payable and is due on demand.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $12,000 was paid pursuant to this arrangement during each of the years ended December 31, 2018 and 2017.

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

8 - CONTINGENCY

The Trust is not subject to any contingencies. The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

9 - SUBSEQUENT EVENTS

On January 25, 2019, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15, 2019 to shareholders of record on February 15, 2019.

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

During the twelve months ended December 31, 2018 and 2017, P&WV incurred litigation related expenses of approximately $0 and $130,000, respectively. As of December 31, 2018, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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

