Form 10-Q
period 2019-03-31
Power REIT
filed 2019-05-10
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

1,870,139 common shares, $0.001 par value, outstanding at May 8, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	2,009,129	1,771,011
Prepaid expenses	69,874	16,795
Intangible assets, net of accumulated amortization	3,767,311	3,826,595
Other assets	449,026	342,668
TOTAL ASSETS	$22,233,407	$21,895,136

LIABILITIES AND EQUITY
Deferred revenue	$150,046	$32,851
Accounts payable	65,054	24,828
Accounts payable - Related party	1,374	1,374
Accrued interest	84,919	87,846
Current portion of long-term debt	390,026	389,996
Long-term debt	9,159,942	9,167,336
TOTAL LIABILITIES	9,851,361	9,704,231

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of March 31, 2019 and December 31, 2018)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,870,139 shares issued and outstanding at March 31, 2019 and 1,870,139 at December 31, 2018)	1,870	1,870
Additional paid-in capital	11,680,108	11,616,154
Accumulated deficit	(2,792,081)	(2,919,268)
Total Equity	8,889,897	8,698,756

TOTAL LIABILITIES AND EQUITY	$22,233,407	$21,895,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750
Rental income	262,527	262,527
Misc. income	3,316	1,326
TOTAL REVENUE	494,593	492,603

EXPENSES
Amortization of intangible assets	59,285	59,285
General and administrative	115,775	92,789
Property tax	5,556	5,487
Interest expense	116,732	120,395
TOTAL EXPENSES	297,348	277,956

NET INCOME	197,245	214,647

Preferred Stock Dividends	(70,058)	(70,058)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$127,187	$144,589

Income Per Common Share:
Basic and diluted	$0.07	$0.08

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,870,139	1,827,338

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March, 31, 2018 and 2019

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,827,338	$1,827	$11,393,476	$(3,477,847)	$7,917,456

Net Income	-	-	-	214,647	214,647
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	47,363	-	47,363
Balance at March 31, 2018	1,827,338	$1,827	$11,440,839	$(3,333,258)	$8,109,408

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756

Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net Income	$197,245	$214,647

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,285	59,285
Amortization of debt costs	6,297	6,300
Stock-based compensation	63,954	47,363

Changes in operating assets and liabilities
(Increase) in other assets	-	(15,799)
(Decrease) in deferred revenue	(106,358)	(91,489)
(Increase) in prepaid expenses	(53,079)	(25,907)
Increase in accounts payable	40,225	11,074
(Decrease) in accrued interest	(2,927)	(3,474)
Increase in prepaid rent	117,195	350,643
Net cash provided by operating activities	321,837	552,643

Financing Activities
Principal payment on long-term debt	(13,661)	(13,372)
Cash dividends paid on preferred stock	(70,058)	(70,058)
Net cash used in financing activities	(83,719)	(83,430)

Net increase in cash and cash equivalents	238,118	469,213

Cash and cash equivalents, beginning of period	1,771,011	1,146,730

Cash and cash equivalents, end of period	$2,009,129	$1,615,943

Supplemental disclosure of cash flow information:
Interest paid	$115,232	$118,895

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 25, 2019.

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the quarter ended March 31, 2019, the Trust paid a quarterly dividend of approximately $70,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018, and the Company adopted the standard using the modified retrospective approach effective January 1, 2019. The lessor accounting model under ASC 842 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs.

The Company elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Company will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842c or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. The Company does not have a cumulative effect adjustment to retained earnings upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Condensed Consolidated Financial Statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

3. LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds are secured by land owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of March 31, 2019 and December 31 2018, the balance of the PWRS Bonds was approximately $8,875,000 (net of unamortized debt costs of approximately $342,000) and $8,870,000 (net of unamortized debt costs of approximately $348,000), respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2019 and December 31, 2018 is approximately $599,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing) and $605,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2019. The balance of the Municipal Debt as of March 31, 2019 and December 31, 2018 is approximately $77,000 and $83,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the three months ended March 31, 2019, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2018	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of March 31, 2019	106,000	7.96	-
Options vested at March 31, 2019	106,000	7.96	-

The weighted average remaining term of the options is approximately 3.37 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2019, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2018	54,033	6.23
Plan Awards	-	-
Restricted Stock Vested	(10,700)	5.98
Balance as of March 31, 2019	43,333	6.29

Stock-based Compensation

During the first three months of 2019, the Trust recorded approximately $64,000 of non-cash expense related to restricted stock and options granted compared to approximately $47,000 for the first three months of 2018. As of March 31, 2019 there was approximately $273,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2021 equating to a weighted average amortization period of approximately 2.3 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first three months of 2019, the Trust paid a total of approximately $70,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the three months ended March 31, 2019, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $3,000 was paid pursuant to this arrangement during the three months ended March 31, 2019.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen described herein, and the reimbursement to HBP described herein, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

David Lesser, CEO, paid expenses on behalf of the Company in the amount of $1,374 during 2018 which is disclosed as accounts payable – related party in the consolidated balance sheets. The amount is non-interest bearing, unsecured, and due on demand.

6. SUBSEQUENT EVENTS

On April 23, 2019, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2019 to shareholders of record on May 15, 2019.

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

As of March 31, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first quarter of 2019 and 2018 was approximately $495,000 and $493,000, respectively. Net income attributable to Common Shares during the first quarter of 2019 was approximately $127,000, whereas net income attributable to Common Shares of approximate 145,000, was reported during the first quarter of 2018. The difference between our 2019 and 2018 first quarter results were principally attributable to the following: an approximately $23,000 increase in General and Administrative expenses and, an approximately $3,700 decrease in interest expense

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE MKT listing fees, shareholder service company fees and auditing costs. During the four years ended 2016, the Trust (on a consolidated basis) incurred substantial litigation expenses related to its ongoing litigation related to P&WV.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Core FFO Available to Common Shares	$256,723	$257,537

Core FFO per common share	0.14	0.14

Weighted Average shares outstanding (basic)	1,870,139	1,827,338

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	2019	2018
Net income Attributable to Common Shares	$127,187	$144,589
Stock-based compensation	63,954	47,363
Interest Expense - Amortization of Debt Costs	6,297	6,300
Amortization of Intangible Asset	59,285	59,285

Core FFO Available to Common Shares	$256,723	$257,537

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2019 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2019, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

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
Date: May 10, 2019

