Form 10-Q
period 2019-06-30
Power REIT
filed 2019-07-29
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

1,872,939 common shares, $0.001 par value, outstanding at July 29, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Land	$6,788,067	$6,788,067
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	15,938,067	15,938,067

Cash and cash equivalents	2,133,793	1,771,011
Prepaid expenses	51,749	16,795
Intangible assets, net of accumulated amortization	3,708,025	3,826,595
Other assets	414,098	342,668
TOTAL ASSETS	$22,245,732	$21,895,136

LIABILITIES AND EQUITY
Deferred revenue	$109,740	$32,851
Accounts payable	41,729	24,828
Accounts payable - Related party	-	1,374
Accrued interest	84,392	87,846
Current portion of long-term debt	406,043	389,996
Long-term debt	9,031,255	9,167,336
TOTAL LIABILITIES	9,673,159	9,704,231

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of June 30, 2019 and December 31, 2018)	3,492,149	3,492,149
		--
Commitments and Contingencies

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,872,939 shares issued and outstanding at June 30, 2019 and 1,870,139 at December 31, 2018)	1,873	1,870
Additional paid-in capital	11,727,232	11,616,154
Accumulated deficit	(2,648,681)	(2,919,268)
Total Equity	9,080,424	8,698,756

TOTAL LIABILITIES AND EQUITY	$22,245,732	$21,895,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$457,500	$457,500
Rental income	262,528	262,528	525,055	525,055
Misc. income	4,333	2,364	7,649	3,690
TOTAL REVENUE	495,611	493,642	990,204	986,245

EXPENSES
Amortization of intangible assets	59,285	59,285	118,570	118,570
General and administrative	102,273	105,039	218,048	197,828
Property tax	5,557	2,782	11,113	8,269
Interest expense	115,038	119,044	231,770	239,439
TOTAL EXPENSES	282,153	286,150	579,501	564,106

NET INCOME	213,458	207,492	410,703	422,139

Preferred Stock Dividends	(70,058)	(70,058)	(140,116)	(140,116)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$143,400	$137,434	$270,587	$282,023

Income Per Common Share:
Basic and diluted	$0.08	$0.08	$0.14	$0.15

Weighted Average Number of Shares Outstanding:
Basic and diluted	1,870,192	1,827,338	1,870,165	1,827,338

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended June, 30, 2018 and 2019

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,827,338	$1,827	$11,393,476	$(3,477,847)	$7,917,456
Net Income	-	-	-	214,647	214,647
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	47,363	-	47,363
Balance at March 31, 2018	1,827,338	$1,827	$11,440,839	$(3,333,258)	$8,109,408
Net Income	-	-	-	207,492	207,492
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	-	-	43,229	-	43,229
Balance at June 30, 2018	1,827,338	$1,827	$11,484,068	$(3,195,824)	$8,290,071

				Retained
			Additional	Earnings/	Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897
Net Income				213,458	213,458
Cash dividends on Preferred Stock				(70,058)	(70,058)
Stock-based compensation	2,800	3	47,124		47,127
Balance at June 30, 2019	1,872,939	$1,873	$11,727,232	$(2,648,681)	$9,080,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net Income	$410,703	$422,139

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118,570	118,570
Amortization of debt costs	12,595	12,595
Stock-based compensation	111,081	90,592

Changes in operating assets and liabilities
(Decrease)/Increase in accounts payable related party	(1,374)	99
(Decrease) in other assets	(71,430)	(74,408)
(Decrease) in prepaid expenses	(34,954)	(16,346)
(Decrease)/Increase in accounts payable	16,901	(640)
(Decrease) in accrued interest	(3,454)	(3,721)
Increase in deferred revenue	76,889	76,464
Net cash provided by operating activities	635,527	625,344

Financing Activities
Principal payment on long-term debt	(132,629)	(117,315)
Cash dividends paid on preferred stock	(140,116)	(140,116)
Net cash used in financing activities	(272,745)	(257,431)

Net increase in cash and cash equivalents	362,782	367,913

Cash and cash equivalents, beginning of period	1,771,011	1,146,730

Cash and cash equivalents, end of period	$2,133,793	$1,514,643

Supplemental disclosure of cash flow information:
Interest paid	$222,629	$236,439

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

The Trust is structured as a holding company and owns its assets through four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”). Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

During the six months ended June 30, 2019, the Trust paid quarterly dividends totaling approximately $140,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Consolidated Financial Statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

3. LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of June 30, 2019 and December 31 2018, the balance of the PWRS Bonds was approximately $8,768,000 (net of unamortized debt costs of approximately $337,000) and $8,870,000 (net of unamortized debt costs of approximately $348,000), respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2019 and December 31, 2018 is approximately $592,000 (net of approximately $11,000 of capitalized debt costs which are being amortized over the life of the financing) and $605,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 15 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2020. The balance of the Municipal Debt as of June 30, 2019 and December 31, 2018 is approximately $77,000 and $83,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2019, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2018	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of June 30, 2019	106,000	7.96	-
Options vested at June 30, 2019	106,000	7.96	-

The weighted average remaining term of the options is approximately 3.12 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2019, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2018	54,033	6.23
Plan Awards	2,800	-
Restricted Stock Vested	(18,066)	6.15
Balance as of June 30, 2019	38,767	6.24

Stock-based Compensation

During the first six months of 2019, the Trust recorded approximately $111,000 of non-cash expense related to restricted stock and options granted compared to approximately $91,000 for the first six months of 2018. As of June 30, 2019 there was approximately $242,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2021 equating to a weighted average amortization period of approximately 2 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first six months of 2019, the Trust paid a total of approximately $140,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

5. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30, 2019, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen in connection with various legal matters, including the litigation with NSC.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $6,000 was paid pursuant to this arrangement during the six months ended June 30, 2019.

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

David Lesser, CEO, paid expenses on behalf of the Company in the amount of $1,374 during 2018 which is disclosed as accounts payable – related party in the consolidated balance sheets. The amount is non-interest bearing, unsecured, and due on demand. During the quarter ended June 30, 2019, the accounts payable – related party was repaid.

6. SUBSEQUENT EVENTS

On July 12, 2019, Power REIT (the “Trust”) acquired two properties located in southern Colorado (the “Properties”) through a newly formed wholly owned subsidiary of a newly formed wholly owned subsidiary of the Trust (the “PropCo”). The properties were acquired for a combined total of $1,770,000 and is comprised of 7.31 acres. The properties have 2 existing greenhouses and processing facilities totaling 18,612 square feet. The purchase price of $1,770,000 plus acquisition expenses was paid with existing working capital.

Propco has entered into two cross-collateralized and cross-defaulted triple-net leases (the “Leases”) with JAB Industries Ltd. (“Tenant”) for the Properties. The leases provide that Tenant is responsible for paying all expenses related to the Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the Tenant. The Tenant intends to operate the Properties as licensed cannabis cultivation and processing facilities.

The rent for each of the leases is structured whereby after a six-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.5% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

On July 23, 2019, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2019 to shareholders of record on August 15, 2019.

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

As of June 30, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”) and approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW. Power REIT is actively seeking to expand its portfolio of real estate related to renewable energy generation projects and is pursuing investment opportunities that qualify for REIT ownership within solar, wind, hydroelectric, geothermal, transmission and other infrastructure projects.

Revenue during the first six months of 2019 and 2018 was approximately $990,000 and $986,000 respectively. Net income attributable to Common Shares during the first six months of 2019 and 2018 was approximately $271,000 and 282,000. The difference between our 2019 and 2018 results were principally attributable to the following: an approximately $4,000 increase in Misc. income, 20,000 increase in general and administrative expenses and an 8,000 decrease in interest expense.

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

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Core FFO Available to Common Shares	$256,110	$246,243	$512,833	$503,780

Core FFO per common share	0.14	0.13	0.27	0.28

Weighted Average shares outstanding (basic)	1,870,192	1,827,338	1,870,165	1,827,338

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income Attributable to Common Shares	$143,400	$137,434	$270,587	$282,023
Stock-based compensation	47,127	43,229	111,081	90,592
Interest Expense - Amortization of Debt Costs	6,298	6,295	12,595	12,595
Amortization of Intangible Asset	59,285	59,285	118,570	118,570

Core FFO Available to Common Shares	$256,110	$246,243	$512,833	$503,780

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2019 were effective.

Changes in Internal Control over Financial Reporting:

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 29, 2019

