Form 10-Q
period 2019-09-30
Power REIT
filed 2019-11-04
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

1,872,939 common shares, $0.001 par value, outstanding at November 4, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Land	$6,928,644	$6,788,067
Land Improvements, net of accumulated depreciation	1,633,277	-
Net investment in capital lease - railroad	9,150,000	9,150,000
Total real estate assets	17,711,921	15,938,067

Cash and cash equivalents	573,141	1,771,011
Prepaid expenses	53,799	16,795
Intangible assets, net of accumulated amortization	3,648,740	3,826,595
Other assets	342,044	342,668
TOTAL ASSETS	$22,329,645	$21,895,136

LIABILITIES AND EQUITY
Deferred revenue	$69,434	$32,851
Security deposit	114,378	-
Accounts payable	44,511	24,828
Accounts payable - Related party	-	1,374
Accrued interest	83,635	87,846
Current portion of long-term debt, net of unamortized discount	413,830	389,996
Long-term debt, net of unamortized discount	8,780,522	9,167,336
TOTAL LIABILITIES	9,506,310	9,704,231

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2019 and December 31, 2018)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,872,939 shares issued and outstanding at September 30, 2019 and 1,870,139 at December 31, 2018)	1,873	1,870
Additional paid-in capital	11,774,359	11,616,154
Accumulated deficit	(2,445,046)	(2,919,268)
Total Equity	9,331,186	8,698,756

TOTAL LIABILITIES AND EQUITY	$22,329,645	$21,895,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Lease income from capital lease – railroad, net	$228,750	$228,750	$686,250	$686,250
Rental income	334,532	262,527	859,587	787,582
Misc. income	589	2,803	8,238	6,493
TOTAL REVENUE	563,871	494,080	1,554,075	1,480,325

EXPENSES
Amortization of intangible assets	59,285	59,286	177,855	177,856
General and administrative	94,144	104,043	312,192	301,871
Property tax	5,537	5,521	16,650	13,790
Depreciation Expense	17,711	-	17,711	-
Interest expense	113,501	122,371	345,271	361,810
TOTAL EXPENSES	290,178	291,221	869,679	855,327

NET INCOME	273,693	202,859	684,396	624,998

Preferred Stock Dividends	(70,058)	(70,058)	(210,174)	(210,174)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$203,635	$132,801	$474,222	$414,824

Income Per Common Share:
Basic and diluted	$0.11	$0.07	$0.25	$0.23

Weighted Average Number of Shares Outstanding:
Basic	1,872,939	1,827,804	1,871,093	1,827,494
Diluted	1,885,488	1,827,804	1,871,093	1,827,494

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended September, 30, 2018 and 2019

				Retained
	Common Shares		Additional Paid-in	Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2017	1,827,338	$1,827	$11,393,476	$(3,477,847)	$7,917,456
Net Income	-	-	-	214,647	214,647
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	47,363	-	47,363
Balance at March 31, 2018	1,827,338	$1,827	$11,440,839	$(3,333,258)	$8,109,408
Net Income	-	-	-	207,492	207,492
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	-	-	43,229	-	43,229
Balance at June 30, 2018	1,827,338	$1,827	$11,484,068	$(3,195,824)	$8,290,071
Net Income	-	-	-	202,859	202,859
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	42,801	43	68,132	-	68,175
Balance at September 30, 2018	1,870,139	1,870	11,552,200	(3,063,023)	8,491,047

				Retained
	Common Shares		Additional Paid-in	Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897
Net Income	-	-	-	213,458	213,458
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	2,800	3	47,124	-	47,127
Balance at June 30, 2019	1,872,939	1,873	11,727,232	(2,648,681)	9,080,424
Net Income	-	-	-	273,693	273,693
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	-	-	47,127	-	47,127
Balance at September 30, 2019	1,872,939	$1,873	$11,774,359	$(2,445,046)	$9,331,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net Income	$684,396	$624,998

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	177,855	177,856
Amortization of debt costs	18,892	18,894
Stock-based compensation	158,208	158,767
Depreciation	17,711

Changes in operating assets and liabilities
(Decrease)/Increase in accounts payable related party	(1,374)	198
Decrease in other assets	624	45,028
(Increase) in prepaid expenses	(37,004)	(7,147)
(Decrease)/Increase in accounts payable	19,683	(19,314)
Increase in securtiy deposit	114,378	-
(Decrease) in accrued interest	(4,211)	(4,430)
Increase in deferred revenue	36,583	30,382
Net cash provided by operating activities	1,185,741	1,025,232

Investing activities
Cash paid for land and land improvements	(1,791,565)	-
Net cash used in investing activities	$(1,791,565)	-

Financing Activities
Principal payment on long-term debt	(381,872)	(354,370)
Cash dividends paid on preferred stock	(210,174)	(210,174)
Net cash used in financing activities	(592,046)	(564,544)

Net (decrease)/increase in cash and cash equivalents	(1,197,870)	460,688

Cash and cash equivalents, beginning of period	1,771,011	1,146,730

Cash and cash equivalents, end of period	$573,141	$1,607,418

Supplemental disclosure of cash flow information:
Interest paid	$330,590	$357,311

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

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (CEA) in the United States. Power REIT is focused on making new acquisitions of real estate within the CEA sector related to food and cannabis production.

The Trust is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 7.3 acres of land with 18,612 sf of greenhouses leased to a medical cannabis operator. Power REIT is actively seeking to grow its portfolio of real estate related to Controlled Environment Agriculture for food and cannabis production.

During the nine months ended September 30, 2019, the Trust paid quarterly dividends totaling approximately $210,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019 did not have a significant impact on our Consolidated Financial Statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. ACQUISITIONS

On July 12, 2019, through two new wholly owned subsidiaries, PW CanRe of Co. Holdings, LLC and PW CO CanRE JAB, LLC, Power REIT completed the acquisition of two greenhouse properties in southern Colorado. One property was acquired for $1,075,000, is 2.11 acres and has an existing greenhouse and processing facility totaling 12,996 square feet. The other property was acquired for $695,000, is 5.2 acres and has an existing greenhouse and processing facility totaling 5,616 square feet. The total combined purchase price of $1,770,000 plus acquisition expenses of $21,565 was paid with existing working capital.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years. The Company recognized depreciation expense of approximately $17,700 related to the greenhouses for the nine months ended September 30, 2019.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with a tenant that is licensed for the production of medical marijuana at the facilities

The combined straight-line annual rent is approximately $331,000 although the rental payments are accelerated such that Power REIT will receive a full return of capital over the first 42 months of the lease. The tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenant.

The following table summarizes the allocation of the purchase consideration based on the fair values of the assets acquired:

Land	$140,577
Assets subject to depreciation:
Improvements (greenhouses)	1,650,988

Total Assets Acquired	$1,791,565

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of September 30, 2019 and December 31 2018, the balance of the PWRS Bonds was approximately $8,532,000 (net of unamortized debt costs of approximately $331,000) and $8,870,000 (net of unamortized debt costs of approximately $348,000), respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2019 and December 31, 2018 is approximately $585,000 (net of approximately $10,000 of capitalized debt costs which are being amortized over the life of the financing) and $605,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 12 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2020. The balance of the Municipal Debt as of September 30, 2019 and December 31, 2018 is approximately $77,000 and $83,000 respectively.

5. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the nine months ended September 30, 2019, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2018	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2019	106,000	7.96	-
Options vested at September 30, 2019	106,000	7.96	231,080

The weighted average remaining term of the options is approximately 2.87 years.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2019, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2018	54,033	6.23
Plan Awards	2,800	5.80
Restricted Stock Vested	(25,433)	6.22
Balance as of September 30, 2019	31,400	6.20

Stock-based Compensation

During the first nine months of 2019, the Trust recorded approximately $158,000 of non-cash expense related to restricted stock and options granted compared to approximately $159,000 for the first nine months of 2018. As of September 30, 2019 there was approximately $195,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2021 equating to a weighted average amortization period of approximately 2 years from the issuance date. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the first nine months of 2019, the Trust paid a total of approximately $210,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30, 2019, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $9,000 was paid pursuant to this arrangement during the nine months ended September 30, 2019.

David Lesser, CEO, paid expenses on behalf of the Company in the amount of $1,374 during 2018 which is disclosed as accounts payable – related party in the consolidated balance sheets. The amount is noninterest bearing, unsecured, and due on demand. During the nine months ended September 30, 2019, the accounts payable – related party was repaid.

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

7. SUBSEQUENT EVENTS

On October 28, 2019, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2019 to shareholders of record on November 15, 2019.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Power REIT is a Maryland-domiciled REIT that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (CEA) in the United States. Power REIT is focused on making new acquisitions of real estate within the CEA sector related to food and cannabis production.

Power REIT is structured as a holding company and owns its assets through five wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. The Company’s investment strategy, which is focused on transportation, Controlled Environment Agriculture and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

As previously disclosed in a Form 8-K and accompanying Press Release dated July 15, 2019, Power REIT has expanded its focus on real estate acquisitions to include Controlled Environment Agriculture. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT intends to focus on CEA related real estate for growing food as well as cannabis.

On July 12, 2019, through two new wholly owned subsidiaries, PW CanRe of Co. Holdings, LLC and PW CO CanRE JAB, LLC, Power REIT completed the acquisition of two greenhouse properties in southern Colorado. One property was acquired for $1,075,000, is 2.11 acres and has an existing greenhouse and processing facility totaling 12,996 square feet. The other property was acquired for $695,000, is 5.2 acres and has an existing greenhouse and processing facility totaling 5,616 square feet. The total combined purchase price of $1,770,000 plus acquisition expenses of 21,565 was paid with existing working capital.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years. The Company recognized depreciation expense of approximately $17,700 related to the greenhouses for the nine months ended September 30, 2019.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with a tenant that is licensed for the production of medical marijuana at the facilities. The tenant is an affiliate of a company that is active in the Colorado cannabis market and currently has two indoor cultivation facilities and five dispensary locations. The leases require the tenant to maintain a medical marijuana license and operate in accordance with all Colorado and local regulations with respect to their operations and also prohibits the retail sale of its products from the properties.

The combined straight-line annual rent is approximately $331,000 although the rental payments are accelerated such that Power REIT will receive a full return of capital over the first 42 months of the lease. The tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also has financial guarantees from affiliates of the tenant.

As of September 30, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 7.3 acres of land with 18,612 sf of greenhouses leased to a medical cannabis operator. Power REIT is actively seeking to grow its portfolio of Controlled Environment Agriculture for food and cannabis production.

Revenue during the first nine months of 2019 and 2018 was approximately $1,546,000 and $1,474,000 respectively. Net income attributable to Common Shares during the first nine months of 2019 and 2018 was approximately $474,000 and 415,000. The difference between our 2019 and 2018 results were principally attributable to the following: an increase of $72,000 of income from newly acquired properties, an approximately $18,000 increase in depreciation expense, $10,000 increase in general and administrative expenses and $17,000 decrease in interest expense.

The Trust’s cash outlays, other than acquisitions and dividend payments, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

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

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Company’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Company’s asset portfolio and inappropriately affect the comparability of the Company’s period-over-period performance. These items include non-recurring expenses, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Company believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Company to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Company’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Company’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Core FFO Available to Common Shares	$334,055	$266,561	$846,888	$770,341

Core FFO per common share	0.18	0.15	0.45	0.42

Weighted Average shares outstanding (basic)	1,885,488	1,827,804	1,871,093	1,827,494

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income Attributable to Common Shares	$203,635	$132,801	$474,222	$414,824
Stock-based compensation	47,127	68,175	158,208	158,767
Interest Expense - Amortization of Debt Costs	6,297	6,299	18,892	18,894
Amortization of Intangible Asset	59,285	59,286	177,855	177,856
Depreciation on Land Improvements	17,711	-	17,711	-
Core FFO Available to Common Shares	$334,055	$266,561	$846,888	$770,341

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2019 were effective.

Changes in Internal Control over Financial Reporting:

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended September 30, 2019: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser

David H. Lesser

Chairman of the Board &

Chief Executive Officer, Secretary and Treasurer

Date: November 4, 2019

