Form 10-K
period 2019-12-31
Power REIT
filed 2020-03-30
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

The aggregate market value of the voting common equity of the Registrant held by non-affiliates as of June 30, 2019, the Registrant’s most recently completed second fiscal quarter, was approximately $7,731,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2019 of $5.80. For purposes of this calculation, common shares held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and trustees have been excluded. This is not a determination of affiliate or executive officer status for any other purpose. The Registrant has no non-voting common equity.

As of March 25, 2020, there were 1,912,939 common shares outstanding and 144,636 Series A $25 par value Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information in Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) within 120 days after December 31, 2019.

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

PART I

Item 1. Business.

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds real estate assets related to transportation, alternative energy infrastructure and Controlled Environment Agriculture (CEA) in the United States.

The Trust is structured as a holding company and owns its assets through seven wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 7.3 acres of land with 18,612 sf of greenhouses leased to a medical cannabis operator. Power REIT is actively seeking to grow its portfolio of real estate related to Controlled Environment Agriculture for food and cannabis production.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability Company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2019 and 2018 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five (5) utility scale solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year terms, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2019 and 2018, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2019 and 2018, PWRS recorded rental income of $803,116.

PW CO CanRE JAB LLC (“PW JAB”) is a wholly owned subsidiary of a new formed wholly owned subsidiary of the Trust. In July 2019, PW JAB acquired two properties (the “JAB Properties”) in southern Colorado that have approximately 7.3 acres with 18,612 square feet of greenhouse cultivation and processing space. PW JAB has entered into two cross-collateralized and cross-defaulted triple-net leases with JAB Industries Ltd. for the JAB Properties. The leases provide that tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. For the twelve months ended December 31, 2019, PW JAB recorded rental income from the JAB Properties of $182,249. The leases also have financial guarantees from affiliates of the tenant. The tenant intends to operate the JAB Properties as licensed cannabis cultivation and processing facilities. The rent for each of the leases is structured whereby after a six-month free-rent period, the rental payments provide the Trust a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.5% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The tenant is an affiliate of a company that owns and operates two indoor cannabis cultivation facilities and five dispensary locations in the State of Colorado along with several other cannabis related projects under development. The leases require the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The leases prohibit the retail sale of the tenant’s cannabis and cannabis-infused products from the JAB Properties.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 42% and 37%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2019.

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

During the year ended December 31, 2019, the Trust paid dividends of approximately $280,000 ($0.484 per share per quarter for a total of $1.9375 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Power REIT is pursuing a growth strategy focused on non-traditional asset classes that qualify as real estate for REIT purposes. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay dividends in the future.

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

We compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make the types of investments that we plan to make. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are currently not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than us. Furthermore, many of our competitors are not subject to the restrictions that our REIT status imposes on us. These competitive conditions could adversely affect our ability to make investments in the infrastructure sector and could adversely affect our distributions to stockholders. Moreover, our ability to close transactions will be subject to our ability to access financing within stipulated contractual time frames, and there is no assurance that we will have access to such financing on terms that are favorable to us, if at all.

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

As of December 31, 2019, the Company owns ten property investments, consisting of its ownership of its five investment subsidiaries: P&WV, PWSS, PWTS, PWRS and PW JAB. Payments from NSC to P&WV under the Railroad Lease represented approximately 42% and 46% of Power REIT’s consolidated revenues for each of the twelve months ended December 31, 2019 and 2018, respectively. Payments from PWRS’s tenant represented approximately 37% and 41%of Power REIT’s consolidated revenues in each of the twelve months ended December 31, 2019 and 2018, respectively. As the Company grows, its portfolio may remain concentrated in a limited number of investments.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. On a consolidated basis as of December 31, 2019, we had approximately $24.6 million of indebtedness and other liabilities, all of which is secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial condition and potentially limit our ability to pay dividends.

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

The Company’s common shares are equity interests that rank junior to the Company’s indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, and junior to preferred securities of the Company that by their terms rank senior to common shares in the Company’s capital structure, including the Series A Preferred Stock. As of December 31, 2019, the Company has incurred debt in connection with its real estate acquisitions, and has issued approximately $3.5 million of its Series A Preferred Stock. This debt and these preferred securities rank senior to the Company’s common shares in the Company’s capital structure. The Company expects that in due course it may incur more debt, and issue additional preferred securities, as it pursues its business strategy.

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

The ability of the Trust to service its obligations and pay dividends depends on the ability of its wholly-owned subsidiaries to make distributions to it.

Because the Trust holds its assets through its wholly-owned subsidiaries, its ability to service its debt and other obligations, and to pay dividends on its preferred and common shares, is dependent upon the earnings of those subsidiaries and their ability to make distributions to the Trust. To the extent any of the Trust’s subsidiaries are ever unable, through operation of law or otherwise, to make distributions to the Trust, and as a result the Trust is unable to service its debt or other obligations or pay dividends, our business and the prices of our securities may be adversely affected. In addition, in such circumstances, the Trust may be forced to issue additional equity or debt, at unfavorable terms, in order to have the cash on hand with which to maintain its compliance with Internal Revenue Service rules that require the Trust to distribute 90% of its taxable income to its shareholders or lose its REIT status. Or, if such equity or debt funding is unavailable, the Trust may lose its REIT status.

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

In addition, on occasion, Mr. Lesser may have financial interests that conflict, or appear to conflict, with the Company’s interests. For example, an affiliate of Mr. Lesser has provided bridge funding for two of the Company’s acquisitions. Although a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

Risks Related to Our Investment Strategy

Our focus on non-traditional real estate asset classes including Controlled Environment Agriculture, alternative energy and transportation infrastructure sectors will subject us to more risks than if we were broadly diversified to include other asset classes.

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

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2019, the average daily trading volume for the Company’s common shares was approximately 14,373 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Company’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Company’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Company’s listed securities to sell their securities at prices they find attractive, or at all.

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

Risks Related to Regulation

Our business activities, and the business activities of our cannabis tenant, while believed to be compliant with applicable U.S. state and local laws, are currently illegal under U.S. federal law.

While certain states in the U.S. have legalized “medical cannabis,” “adult-use cannabis” or both, medical and adult-use cannabis remains illegal under federal law. The U.S. Controlled Substances Act (the “CSA”) classifies “marijuana” as a Schedule I drug. Under U.S. federal law, a drug or other substance is placed on Schedule I if:

●	“[t]he drug or other substance has a high potential for abuse”;
●	“[t]he drug or other substance has no accepted medical use in the United States”; and
●	“[t]here is a lack of safety for the use of the drug or other substance under medical supervision.”

As such, cannabis-related business activities, including, without limitation, the cultivation, manufacture, importation, possession, use or distribution of cannabis, remains illegal under U.S. federal law. Although we believe our cannabis-related activities are compliant with the laws and regulations of the State of Colorado, strict compliance with state and local rules and regulations with respect to cannabis neither absolves us of liability under U.S. federal law, nor provides a defense to any proceeding that may be brought against us under U.S. federal law. Furthermore, we cannot give any assurance that our cannabis tenant, and any future cannabis tenants, are currently operating, and will continue to operate, in strict compliance with state and local rules and regulations in which they operate. Any proceeding that may be brought against us could have a material adverse effect on our business, financial condition and results of operations.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements, arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, property seizures, disgorgement of profits, cessation of business activities or divestiture. Such fines, penalties, administrative sanctions, convictions or settlements could have a material adverse effect on us, including, but not limited to:

●	our reputation and our ability to conduct business and/or maintain our current business relationships;
●	the listing of our securities on the NYSE American (the “NYSE”); and
●	the market price of our common shares.

We cannot assure you that our common shares will remain listed on the NYSE.

Our common shares are currently listed on the NYSE. To our knowledge, the NYSE has not approved for listing any U.S.-based companies engaged in cannabis-related activities, other than Innovative Industrial Properties, Inc. (NYSE:IIPR), a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently meet the maintenance listing standards of the NYSE, we cannot assure you that we will continue to meet those standards, or that the NYSE will not seek to delist our common stock as a result of our entry into a lease agreement with a licensed U.S. cannabis cultivator. If we are delisted from the NYSE, then our common shares will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

The U.S. federal government’s approach towards cannabis laws may be subject to change or may not proceed as previously outlined.

In an effort to provide guidance to U.S. federal law enforcement, under former President Barak Obama, the U.S. Department of Justice (the “DOJ”), released a memorandum on August 29, 2013 entitled “Guidance Regarding Marijuana Enforcement” from former Deputy Attorney General James Cole (the “Cole Memorandum”). The Cole Memorandum sought to limit the use of the U.S. federal government’s prosecutorial resources by providing United States attorneys (“U.S. Attorneys”) with certain priorities (the “Cole Priorities”) on which to focus their attention in states that have established cannabis programs with regulatory enforcement systems. U.S. Attorneys were required to adhere to the Cole Priorities until the rescission of the Cole Memorandum in January 2018.

While the rescission of the Cole Memorandum did not create a change in U.S. federal law, as the Cole Memorandum was policy guidance and not law, the revocation removed the DOJ’s guidance to U.S. Attorneys that state-regulated cannabis industries substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority. Accordingly, the rescission added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is regulated. Pursuant to his rescission of the Cole Memorandum, former Attorney General Jeffrey B. Sessions also issued a one-page memorandum known as the “Sessions Memorandum.” According to the Sessions Memorandum, the Cole Memorandum was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the U.S. federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” To date, U.S. Attorney General William Barr has not issued statements or guidance in his official capacity since becoming Attorney General with respect to the medical or adult-use of cannabis, although in his confirmation hearings he indicated that he believed that rescinding the Cole Memorandum was a mistake.

The United States House of Representatives passed an amendment to the Commerce, Justice, Science, and Related Agencies Appropriations Bill (currently known as the “Joyce Amendment” and formerly known as the “Rohrabacher-Blumenauer Amendment”), which funds the DOJ. Under the Joyce Amendment, the DOJ is prohibited from using federal funds to prevent states “from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.” In particular, the Joyce Amendment only prohibits the use of federal funds to prosecute individuals and businesses operating cannabis companies in compliance with state laws regulating the medical use of cannabis and does not apply to adult-use cannabis operations. The Joyce Amendment must be renewed each federal fiscal year and was subsequently renewed by the U.S. Congress (“Congress”) through September 30, 2019. There can be no assurance that Congress will further renew the Joyce Amendment for the 2020 fiscal year.

The U.S. federal government’s approach towards cannabis and cannabis-related activities remains uncertain. If the Joyce Amendment is not renewed in the future, and/or until the U.S. federal government amends the laws and its enforcement policies with respect to cannabis, there is a risk that the DOJ and other U.S. federal agencies may utilize U.S. federal funds to enforce the CSA in states with a medical and adult-use cannabis program, which could have a material adverse effect on our current and future cannabis tenants.

Furthermore, while we have acquired and may acquire additional cannabis facilities with the intent to lease those facilities for the cultivation and processing of medical-use cannabis facilities, our lease agreements do not prohibit our cannabis tenant from cultivating and processing cannabis for adult use, provided that such tenant complies with all applicable state and local rules and regulations. Certain of our tenants may opt to cultivate adult-use cannabis in our medical-use cannabis facilities, which may in turn subject our cannabis tenant, us and our properties to federal enforcement actions.

Laws, regulations and the policies with respect to the enforcement of such laws and regulations affecting the cannabis industry in the United States are constantly changing, and we cannot predict the impact that future regulations may have on us.

Medical and adult-use cannabis laws and regulations in the United States are complex, broad in scope, and subject to evolving interpretations. As a result, compliance with such laws and regulations could require us to incur substantial costs or alter certain aspects of our business. Violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and may have a material adverse effect on certain aspects of our planned operations. Further, regulations may be enacted in the future that will be directly applicable to certain aspects of our cannabis-related activities. We cannot predict the nature of any future laws, regulations, interpretations or applications, especially in the United States, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Currently, there are 33 states plus the District of Columbia and certain U.S. territories that have laws and/or regulations that recognize, in one form or another, consumer use of cannabis in connection with medical treatment. Of those, 11 states plus the District of Columbia and certain U.S. territories have laws and/or regulations that permit the adult-use of cannabis. As cannabis is classified as a Schedule I substance under the CSA, U.S. federal laws and regulations prohibit a range of activities regarding cannabis. Unless and until Congress amends the CSA with respect to cannabis (the timing and scope of which is not assured and hard to predict), there is a risk that governmental authorities in the United States may enforce current U.S. federal law, and we may, through our business activities, be deemed to be operating in direct violation of U.S. federal law. Accordingly, active enforcement of the current U.S. federal regulatory position on cannabis could have a material adverse effect on us. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated policy remains uncertain, and any regulations prohibiting the use of cannabis, or prohibiting cannabis-related activities, could have an adverse effect on our business, financial condition and results of operations.

In addition, relevant state or local rules and regulations may be amended or repealed, or new rules and regulations may be enacted in the future to eliminate prohibiting the cultivation, processing and dispensing of cannabis. If our cannabis tenant, or any future cannabis tenants, are forced to cease operations, we would be required to replace such tenant with one that is not engaged in the cannabis industry, who may pay significantly lower rents. Any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were to be used in connection with cannabis cultivation and processing.

We may be subject to anti-money laundering laws and regulations in the United States.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

The Financial Crimes Enforcement Network (“FinCEN”), a bureau within the U.S. Department of the Treasury primarily charged with administering and enforcing the Bank Secrecy Act, previously issued a memorandum providing instructions to banks seeking to provide services to cannabis-related businesses (the “FinCEN Memorandum”). The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws, and explicitly refers to the Cole Priorities. As discussed above, the Cole Memorandum was rescinded in January 2018 and the decision to prosecute was left to the discretion of each U.S. Attorney in each district. As a result, it is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum and whether Attorney General Barr will reinstate the Cole Priorities, adopt a different enforcement policy or take no action at all. Treasury Secretary Steven Mnuchin did state, following rescission of the Cole Memorandum, that the FinCEN Memorandum remains in place. If any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of anti-money laundering laws or otherwise, such transactions may be viewed as proceeds of crime, including under one or more of the statutes discussed above. Any property, real or personal, and its proceeds, involved in or traceable to such a crime is subject to seizure by and forfeiture to governmental authorities. Any such seizure, forfeiture or other action by law enforcement regarding our assets could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions, and could have a material adverse effect on our business, financial condition and results of operations.

Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions and governmental inquiries. Litigation, complaints, enforcement actions and governmental inquiries could consume considerable amounts of our financial and other resources, which could have a material adverse effect on our sales, revenue, profitability, and growth prospects.

Litigation, complaints, enforcement actions and governmental inquiries could result from cannabis-related activities in violation of federal law, including, but not limited to, the Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a U.S. federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity, to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise that is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Recently, a number of RICO lawsuits have been brought by neighbors of state-licensed cannabis farms, who allege they are bothered by noise and odor associated with cannabis production, which has also led to decreased property values. By alleging that the smell of cannabis interferes with the enjoyment of their property and drives down their property value, plaintiffs in these cases have effectively elevated common law nuisance claims into federal RICO lawsuits. These lawsuits have named not only the cannabis operator, but also supply chain partners and vendors that do not directly handle or otherwise “touch” cannabis. To our knowledge, none of these cases has been entirely dismissed at the pleadings stage, and we cannot be certain how the courts will rule on cannabis-related RICO lawsuits in the future. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our cannabis tenant may be unable to continue to operate its business in its current form at the property, which could materially adversely impact such tenant’s business and the value of our property, our business and, financial condition and results of operations.

Further, from time to time in the normal course of our business operations, we, or any of our subsidiaries, may become subject to litigation, complaints, enforcement actions and governmental inquiries that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation, complaints, actions or inquiries may be significant and may require a diversion of our resources. There also may be adverse publicity associated with such litigation, complaints, actions or inquiries that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations.

We and our cannabis tenant may have difficulty accessing the service of banks, which may make it difficult for us and for them to operate.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal anti-money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. As noted above, guidance issued by FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by U.S. Attorney General Jefferson B. Sessions on January 4, 2018 of the Cole Memorandum, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, despite the guidance provided in the FinCEN Memorandum, most banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing or maintaining banking relationships.

While we do not presently have challenges with our banking relationships, should we have an inability to maintain our current bank accounts, or the inability of our cannabis tenants to maintain their current banking relationships, it would be difficult for us to operate our business, may increase our operating costs, could pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Registrant’s property consists of ten properties held through seven wholly-owned subsidiaries:

1.	Pittsburgh & West Virginia Railroad. P&WV was organized in Pennsylvania in 1967 as a real estate investment trust. The property consists of approximately 112 miles of main railroad extending from Connellsville, Pennsylvania through parts of West Virginia to Pittsburgh Junction, Ohio, and approximately 20 miles of branch lines and other related property. The railroad was leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), effective in 1964, by P&WV’s predecessor company, for 99 years, and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC. The more significant provisions of the Railroad Lease include:

●	Annual Base Cash Rent. P&WV currently receives annual base cash rent of $915,000 per year, paid quarterly, which amount is fixed and unvarying for the life of the Railroad Lease, including any renewal periods. In addition to annual base cash rent, NSC is responsible for additional rent as described in the Railroad Lease. NSC has refused to pay the additional rent which was, in part, the subject of a multi-year litigation which ended in 2017. See Item 3, Legal Proceedings.

●	Triple Net Lease. NSC, at its own expense and without deduction from the rent, maintains, manages and operates the leased property and makes such improvements thereto as it considers desirable. Such part of the leased property as is, in the opinion of NSC, not necessary may be disposed of. Pursuant to the Railroad Lease, the proceeds of dispositions may be held by NSC and treated as indebtedness owed to P&WV by NSC.

●	Amount Owed to P&WV. According to records maintained by NSC pursuant to the Railroad Lease and provided by NSC to P&WV, as of December 31, 2012 the indebtedness owed to P&WV was approximately $16,600,000. NSC has not provided a more recent update of the indebtedness amount. P&WV believes that the indebtedness amount is understated. This amount results primarily from rent payments from NSC under Section 4(b)(1) of the Railroad Lease, which NSC has historically elected to treat as indebtedness rather than pay in cash. Section 4(b)(1) rent is calculated based on the annual amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC. The indebtedness amount also includes the gross amount of sales transactions in which NSC sells portions of P&WV’s real estate and has the option to retain the proceeds from such sales and treat it as indebtedness to P&WV. The payment and amount of these items was the subject of a multi-year litigation which ended in 2017. For financial reporting purposes, the receivable existing from the additional rent amounts and the indebtedness amounts have been fully reserved on the Registrant’s consolidated balance sheets and consolidated statements of operations. Although the Company has not recorded a net receivable for financial reporting purposes, the Company has historically recognized taxable income from Section 4(b)(1) rent. Based on the outcome of the litigation P&WV wrote off the full amount of this receivable on its 2017 tax return. For the years ended December 31, 2013 through December 31, 2019, the amount of tax depreciation and amortization of P&WV’s assets that are leased to NSC was $294,062 per annum which would be added as an additional amount of indebtedness from NSC for a total of approximately $18,400,000. See Item 3, Legal Proceedings.

●	Indemnification. Under the terms of the Railroad Lease, NSC must indemnify P&WV for taxes, charges, damages and other losses imposed on it by virtue of its operation of the Railroad Lease.

On October 25, 2019, the Trust transferred its ownership of P&WV to a wholly owned subsidiary: PW PWV Holdings LLC.

2.	PW Salisbury Solar, LLC. PWSS owns approximately 54 acres of fee simple land located in Salisbury, Massachusetts that is leased to an operational solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $89,494 having been recorded during the fiscal year ended December 31, 2019. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

3.	PW Tulare Solar, LLC. PWTS owns approximately 100 acres of fee simple land located in Tulare County, California, that is leased to five (5) operational solar farms. Pursuant to the lease agreements, the tenants are required to pay annual cash rent totaling $157,500. Rent is paid annually in advance in March of each year. At the end of the 25-year terms of the leases, which began running in March 2013, the tenants have certain renewal options, with terms to be mutually agreed upon.

4.	PW Regulus Solar, LLC. PWRS owns approximately 447 acres of fee simple leased to an operational solar project with an aggregate generating capacity of approximately 82 Megawatts located in Kern County, California near Bakersfield. During the primary term of the lease which extends for 20 years from achieving commercial operations (November 11, 2014), PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis, with $803,116 having been recorded during the fiscal year ended December 31, 2019. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue.

5.	PW CO CanRE JAB LLC. On July 12, 2019, through two new wholly owned subsidiaries, PW CanRe of Co. Holdings, LLC and PW CO CanRE JAB, LLC, Power REIT completed the acquisition of two Controlled Environment Agriculture properties in southern Colorado. One property was acquired for $1,075,000, is 2.11 acres and has an existing greenhouse and processing facility totaling 12,996 square feet. The other property was acquired for $695,000, is 5.2 acres and has an existing greenhouse and processing facility totaling 5,616 square feet. The total combined purchase price of $1,770,000 plus acquisition expenses of $29,021 was paid with existing working capital. The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years. The Company recognized depreciation expense of approximately $38,800 related to the greenhouses for the year ended December 31, 2019.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with a tenant that is licensed for the production of medical cannabis at the facilities. The initial combined straight-line annual rent is approximately $331,000 although the rental payments are accelerated such that Power REIT will receive a full return of capital over the first 42 months of the lease. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also has financial guarantees from affiliates of the tenant.

On December 31, 2019, the Trust announced it had entered into an agreement, effective November 1, 2019, with its tenant to expand the greenhouse at the 5.2 acre property from approximately 5,616 rentable square feet of greenhouse to approximately 16,416 square feet. The tenant is responsible for implementing the expansion and the Trust will fund the cost of such expansion up to a total of $899,582 with any additional amounts funded by tenant.

As part of the agreement, PW JAB and its tenant have amended the Lease to increase the rent whereby after a six-month period, the additional rental payments provide PW JAB with a full return of its invested capital related to the expansion over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six of the Lease, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The additional straight-line annual rent related to the expansion is approximately $165,000.

The leases provide that Tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes.

Rent on the leases is recorded by the Trust for accounting purposes on a straight-line basis, with $182,249 having been recorded during the fiscal year ended December 31, 2019.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 42% and 37%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2019. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 6, 2020, had approximately $15.2 billion of total stockholders’ equity as of December 31, 2019 and earned approximately $2.7 billion of net income during its fiscal year ended December 31, 2019

Item 3. Legal Proceedings

As previously disclosed in its public filings with the SEC, the Trust and its wholly-owned subsidiary P&WV were involved in litigation with NSC and NSC’s sub-lessee, Wheeling & Lake Erie Railroad (“WLE” and, together with NSC, the “Litigants”) concerning matters arising under the Railroad Lease. The case was pending in Federal trial court in Pittsburgh (the “Court”). The Litigants initiated the litigation against the Trust and P&WV in December 2011, seeking, among other things, a declaratory judgment that NSC was not in default under the Railroad Lease.

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

During the twelve months ended December 31, 2019 and 2018, P&WV incurred no litigation related expenses. As of December 31, 2019, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW”. As of February 20, 2020, there were approximately 355 registered holders of registrant’s common shares.

The following table sets forth the high and low sales price per common share reported on the NYSE American as traded and the dividends paid per common share for each of the quarters indicated:

	Quarters Ended, 2019
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$6.36	$6.18	$10.78	$10.09
Low	5.15	5.71	5.76	7.9
Dividends Paid	0.00	0.00	0.00	0.00

	Quarters Ended, 2018
	March 31	June 30	Sept. 30	Dec. 31
Closing Price:
High	$6.4	$6.57	$6.24	$6.14
Low	6.00	5.70	5.83	5.32
Dividends Paid	0.00	0.00	0.00	0.00

During the first quarter of 2020 through March 26, 2020, the NYSE American price per share of our common shares hit a high of $15.21 and a low of $7.06.

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

During 2019, the Company paid approximately $280,000 of dividends on its Series A Preferred Stock.

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

The Trust is structured as a holding company and owns its assets through seven wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 7.3 acres of land with 18,612 sf of greenhouses leased to a medical cannabis operator. Power REIT is actively seeking to grow its portfolio of real estate related to Controlled Environment Agriculture for food and cannabis production.

Results of Operations

Power REIT’s consolidated revenue in fiscal years 2019 and 2018 was approximately $2,181,000 and $1,975,000 respectively. Consolidated net income in fiscal year 2019 was approximately $947,000 compared to $839,000 for 2018. The difference between our 2019 and 2018 consolidated results was principally attributable to the following: an increase in rental income of $182,000, an increase in general and administrative costs of $10,000, an increase in depreciation expense of approximately $39,000, and an increase in interest expense of approximately $49,000.

The Company’s cash outlays, other than dividend payments on its Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of insurance, legal and other professional fees, consultant fees, trustees’ fees, NYSE American listing fees, shareholder service company fees and auditing costs. . The Company further expects that the remainder of its G&A expenses will continue to increase in 2020 and beyond as it further implements its business plan.

For the fiscal years ended 2019, P&WV and PWRS contributed approximately 42% and 37% of consolidated revenue compared to 2018 where P&WV and PWRS contributed approximately 46% and 41% of consolidated revenue. If Power REIT is successful in pursuing its business plan and acquisition strategies, the contribution to its consolidated revenues related to Controlled Environment Agriculture related real estate is expected to increase over time as a percentage of the Company’s total consolidated revenue.

Liquidity and Capital Resources

To meet its working capital and longer-term capital needs, Power REIT relies on cash provided by its operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on acquired assets.

Cash Flows

During the year ended December 31, 2019, the Company’s net cash generated by operating activities was approximately $1,372,000. During the year ended December 31, 2018, the Company’s net cash generated by operating activities was approximately $1,266,000.

During the year ended December 31, 2019, the Company’s net cash used in investing activities was $1,799,000. The Company, through two wholly owned subsidiaries, acquired two greenhouse and processing facilities properties in Colorado.

During the year ended December 31, 2019, the Company’s net cash obtained by financing activities was approximately $14,498,000, comprised principally of principal payments on long term debt of approximately $409,000, loan acquired for $15,500,000 and dividends on the Preferred Stock of approximately $280,000. During the year ended December 31, 2018, the Company’s net cash used by financing activities was approximately $642,000, comprised principally of principal payments on long term debt of approximately $361,000 and dividends on the Preferred Stock of approximately $280,000.

Preferred Stock

During 2014, the Company expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Company’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Company’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2019. The Company had previously closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014.

Borrowings

In December 2012, PWSS acquired approximately 54 acres of land in Salisbury, Massachusetts that it leases to a 5.7 MW utility scale solar farm. The acquisition was financed in part by a bridge loan extended by Hudson Bay Partners, LP (“HBP”), an affiliate of our Chairman and CEO, Mr. David Lesser. In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance the bridge loan. The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Company. The balance of the PWSS Term Loan as of December 31, 2019 was approximately $579,000 (net of approximately $9,500 of capitalized debt costs). As part of the land acquisition, PWSS also assumed certain existing municipal financing, the balance of which on December 31, 2019 was approximately $77,000.

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

The balance of the PWRS Bonds as of December 31, 2019 was approximately $8,538,000 (net of approximately $325,000 of capitalized debt costs).

On November 25, 2019, Power REIT, through a newly formed subsidiary, completed a financing that is intended to provide capital for acquisition of additional properties on an accretive basis. The financing is in the form of long-term fixed rate bonds with gross proceeds of $15,500,000. The bonds carry a fixed interest rate of 4.62% and fully amortize over the life of the financing which matures in 2054 (35 years). The Trust intends to use the proceeds to expand its portfolio of income producing properties.

In the case of each of the bridge financings from HBP described above, the independent members of the Company’s Board of Trustees approved the borrowings in advance.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2019 is as follows:

Total Debt
2020	598,256
2021	635,517
2022	675,390
2023	1,167,971
2024	715,778
Thereafter	21,215,114
Long term debt	25,008,026

Related Party Transactions

For information concerning loans extended to the Company by Hudson Bay Partners, LP, an affiliate of our Chairman and CEO, see “Borrowings”, above. For information concerning other related party transactions, see Note 8 to the consolidated financial statements appearing following Item 15 of this document, which is incorporated herein by reference.

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

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements. We believe that our revenue recognition policies meet these criteria. These policies are as follows:

●	Railroad Lease. The Railroad Lease is treated as a direct financing lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the balance sheet.

●	Operating lease with rent escalation. Lease revenue from land that is subject to an operating lease with rent escalation provisions is recorded on a straight-line basis when the amount of escalation in lease payments is known at the time we enter into the lease agreement, or known at the time we assume an existing lease agreement as part of a land acquisition (e.g., an annual fixed percentage escalation).

●	Operating lease without rent escalation. Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

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

CORE FUNDS FROM OPERATIONS (FFO)

	2019	2018

Core FFO Available to Common Shares	$1,173,958	$1,043,633

Core FFO per Common Share	0.63	0.56

Weighted Average Shares Outstanding (basic)	1,871,554	1,848,739

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	2019	2018
Net Income Attributable to Common Shares	$666,662	$558,579
Stock-Based Compensation	205,335	222,721
Interest Expense - Amortization of Debt Costs	26,062	25,191
Amortization of Intangible Asset	237,142	237,142
Depreciation on Land Improvements	38,757	-
Core FFO Available to Common Shares	$1,173,958	$1,043,633

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2019 were effective. Management understands that there are weaknesses in our disclosure controls and procedures given that our CEO is primarily responsible for all aspects of financial reporting and there is no effective separation of duties for financial reporting. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of its financial affairs and do not believe it is appropriate to add additional layers of management to mitigate such potential weaknesses at this time.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in our internal control during fiscal year 2019 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2019.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Commission within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A list of all financial statements, financial statement schedules and related information filed as part of this document is set forth starting on page F-1 hereof.

A list of all exhibits that are filed as a part of this document is set forth below:

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to such exhibit to the Registrants Form 10-K filed with the Commission as of April 1, 2014.

Exhibit 3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

Exhibit 10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.5	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC) dated December 1, 2011 filed herewith.*

Exhibit 10.6	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC dated December 31, 2012, filed herewith.*

Exhibit 10.7	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, filed herewith.*

Exhibit 10.8	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, filed herewith.*

Exhibit 10.9	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC dated March 26, 2013, filed herewith.*

Exhibit 10.10	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, filed herewith.*

Exhibit 10.11	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, filed herewith.*

Exhibit 10.12	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013, filed herewith.*

Exhibit 10.13	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC dated April 10, 2014 filed herewith.*

Exhibit 10.14	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2019

Exhibit 10.15	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Tamarack), dated July 12th, 2019, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2019

Exhibit 10.16	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, filed herewith*

Exhibit 10.17	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC dated November 25, 2019, filed herewith.*

Exhibit 10.18	Lease Agreement between PW CO CanRE Mav 14 LLC and NutraCanna LLC, dated February 1, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of February 6, 2020.

Exhibit 10.19	Lease Agreement between PW CO CanRE Sherman 6 LLC and Green Street LLC, dated February 1, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of February 6, 2020.

Exhibit 14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

Exhibit 21.1	Subsidiaries of the Registrant, filed herewith.*

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser, filed herewith.*

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser, filed herewith.*

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2015: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

* Filed herewith

Item 16. Form 10-K Summary

Not applicable.

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

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO, Secretary and Treasurer	March 27, 2020
David H. Lesser

/s/ Virgil E. Wenger	Trustee
Virgil E. Wenger		March 27, 2020

/s/ William S. Susman	Trustee	March 27, 2020
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 27, 2020
Patrick R. Haynes, III

/s/ Justinian Hobor	Trustee	March 27, 2020
Justinian Hobor

Power REIT AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Old Bethpage, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2020

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Land	$6,928,644	$6,788,067
Greenhouse cultivation facilities, net of accumulated depreciation	1,619,687	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	17,698,331	15,938,067

Cash and cash equivalents	15,842,504	1,771,011
Prepaid expenses	14,626	16,795
Intangible assets, net of accumulated amortization	3,589,453	3,826,595
Deferred rent receivable	546,187	325,968
Other assets	16,700	16,700
TOTAL ASSETS	$37,707,801	$21,895,136

LIABILITIES AND EQUITY
Deferred revenue	$29,342	$32,851
Security deposit	114,378	-
Accounts payable	54,993	24,828
Accounts payable - Related party	-	1,374
Accrued interest	84,313	87,846
Current portion of long-term debt, net of unamortized discount	564,682	389,996
Long-term debt, net of unamortized discount	23,797,191	9,167,336
TOTAL LIABILITIES	24,644,899	9,704,231

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2019 and December 31, 2018)	3,492,149	3,492,149

Commitments and Contingencies	-	-

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,872,939 shares issued and outstanding at December 31, 2019 and 1,870,139 at December 31, 2018)	1,873	1,870
Additional paid-in capital	11,821,486	11,616,154
Accumulated deficit	(2,252,606)	(2,919,268)
Total Equity	9,570,753	8,698,756

TOTAL LIABILITIES AND EQUITY	$37,707,801	$21,895,136

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	2019	2018
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	1,232,359	1,050,110
Misc. income	33,539	9,513
TOTAL REVENUE	2,180,898	1,974,623

EXPENSES
Amortization of intangible assets	237,142	237,142
General and administrative	408,505	398,443
Property tax	22,188	22,012
Depreciation Expense	38,757	-
Interest expense	527,412	478,215
TOTAL EXPENSES	1,234,004	1,135,812

NET INCOME	946,894	838,811

Preferred Stock Dividends	(280,232)	(280,232)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$666,662	$558,579

Income Per Common Share:
Basic and diluted	$0.36	$0.30

Weighted Average Number of Shares Outstanding:
Basic	1,871,554	1,848,739
Diluted	1,871,554	1,848,739

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,827,338	$1,827	$11,393,476	$(3,477,847)	$7,917,456
Net Income	-	-	-	838,811	838,811
Cash Dividends on Preferred Stock	-	-	-	(280,232)	(280,232)
Stock-Based Compensation	42,801	43	222,678	-	222,721
Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	946,894	946,894
Cash Dividends on Preferred Stock	-	-	-	(280,232)	(280,232)
Stock-Based Compensation	2,800	3	205,332	-	205,335
Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2019	2018
Operating activities
Net Income	$946,894	$838,811

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	237,142	237,142
Amortization of debt costs	26,062	25,191
Stock-based compensation	205,335	222,721
Depreciation	38,757	-

Changes in operating assets and liabilities
Accounts payable, related party	(1,374)	198
Deferred rent receivable	(220,219)	(45,501)
Prepaid expenses	2,169	(2,617)
Accounts payable	30,165	3,622
Security deposit	114,378	-
Accrued interest	(3,533)	(3,683)
Deferred revenue	(3,509)	(9,924)
Net cash provided by operating activities	1,372,267	1,265,960

Investing activities
Cash paid for land and land improvements	(1,799,021)	-
Net cash used in investing activities	$(1,799,021)	$-

Financing Activities
Proceeds from long-term debt	15,500,000	-
Principal payment on long-term debt	(409,309)	(361,447)
Payments of debt issuance costs	(312,212)	-
Cash dividends paid on preferred stock	(280,232)	(280,232)
Net cash used in financing activities	14,498,247	(641,679)

Net increase in cash and cash equivalents	14,071,493	624,281

Cash and cash equivalents, beginning of period	1,771,011	1,146,730

Cash and cash equivalents, end of period	$15,842,504	$1,771,011

Supplemental disclosure of cash flow information:
Interest paid	$504,883	$447,026

The accompanying notes are an integral part of these consolidated financial statements.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds real estate assets related to transportation, alternative energy infrastructure and Controlled Environment Agriculture (CEA) in the United States.

The Trust is structured as a holding company and owns its assets through seven wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2019, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 7.3 acres of land with 18,612 sf of greenhouses leased to a medical cannabis operator. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

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

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 MW utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. For each of the twelve months ended December 31, 2019 and 2018 rent has been recorded in the amount of $89,494. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company that owns approximately 100 acres of land leased to five (5) utility scale solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash, payable in advance and without escalation during the 25-year term of the leases. At the end of the 25-year terms, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon. For each of the years ended December 31, 2019 and 2018, PWTS recorded rental income of $157,500.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have certain renewal options with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2019 and 2018, PWRS recorded rental income of $803,116.

PW CO CanRE JAB LLC (“PW JAB”) is a wholly owned subsidiary of a new formed wholly owned subsidiary of the Trust. In July 2019, PW JAB acquired two properties (the “JAB Properties”) in southern Colorado that have approximately 7.3 acres with 18,612 square feet of greenhouse cultivation and processing space. PW JAB has entered into two cross-collateralized and cross-defaulted triple-net leases with JAB Industries Ltd. for the JAB Properties. The leases provide that tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. For the twelve months ended December 31, 2019, PW JAB recorded rental income from the JAB Properties of $182,249. The leases also have financial guarantees from affiliates of the tenant. The tenant intends to operate the JAB Properties as licensed cannabis cultivation and processing facilities. The rent for each of the leases is structured whereby after a six-month free-rent period, the rental payments provide the Trust a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.5% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The tenant is an affiliate of a company that owns and operates two indoor cannabis cultivation facilities and five dispensary locations in the State of Colorado along with several other cannabis related projects under development. The leases require the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The leases prohibit the retail sale of the tenant’s cannabis and cannabis-infused products from the JAB Properties.

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 42% and 37%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2019.

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

The Company elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Company will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842 or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. The Company does not have a cumulative effect adjustment to retained earnings upon adoption.

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

Revenue Recognition

The Railroad Lease is treated as a direct financing lease, and income to P&WV under the Railroad Lease is recognized as earned based on an implicit rate of 10% over the life of the lease, which is assumed to be perpetual for the purposes of revenue recognition and recording the leased assets on the consolidated balance sheets.

Lease revenue from solar land and greenhouse properties that are subject to an operating lease with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation).

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PWTS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2019 and 2018, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PWRS have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2019 and 2018, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2019 and 2018.

The following table provides a summary of the Intangible Assets:

	December 31, 2019			December 31, 2018
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Intangibles - PWTS	$237,471	$62,389	$175,082	$237,471	$52,737	$184,734
Intangibles - PWRS	4,713,548	1,299,177	3,414,371	4,713,548	1,071,687	3,641,861
Total	$4,951,019	$1,361,566	$3,589,453	$4,951,019	$1,124,424	$3,826,595

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2020	$237,141
2021	237,141
2022	237,141
2023	237,141
2024	237,141
Thereafter	2,403,748
Total	$3,589,453

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

Net Investment in Direct Financing Lease – Railroad

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2019 and 2018.

Earnings Per Common Share

Basic earnings per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net earnings per share of common stock is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period. For the years ended December 31, 2019 and 2018, the Company determined that there were no dilutive common shares, accordingly, basic and diluted earnings per share were the same.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2 – CONCENTRATIONS

The Company’s revenue is highly concentrated, with lease payments from the lessee of P&WV and PWRS assets representing approximately 42% and 37%, respectively, of the Company’s consolidated revenues for the year ended December 31, 2019. PWV’s tenant is NSC which is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 6, 2020, had approximately $15.2 billion of total stockholders’ equity as of December 31, 2019, and earned approximately $2.7 billion of net income during its fiscal year ended December 31, 2019.

Power REIT places its cash and cash equivalents with a single, high-credit quality financial institution; however amounts are not insured or guaranteed by the FDIC.

3 – ACQUISITIONS

On July 12, 2019, through two new wholly owned subsidiaries, PW CanRe of Co. Holdings, LLC and PW CO CanRE JAB, LLC, Power REIT completed the acquisition of two greenhouse properties in southern Colorado. One property was acquired for $1,075,000, is 2.11 acres and has an existing greenhouse and processing facility totaling 12,996 square feet. The other property was acquired for $695,000, is 5.2 acres and has an existing greenhouse and processing facility totaling 5,616 square feet. The total combined purchase price of $1,770,000 plus acquisition expenses of $29,021 was paid with existing working capital.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years. The Company recognized depreciation expense of approximately $38,800 related to the greenhouses for the twelve months ended December 31, 2019. Concurrent with the closing on the acquisitions, Power REIT entered into leases with a tenant that is licensed for the production of medical marijuana at the facilities

The combined straight-line annual rent is approximately $331,000 although the rental payments are accelerated such that Power REIT will receive a full return of capital over the first 42 months of the lease. The tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenant.

The following table summarizes the allocation of the purchase consideration based on the fair values of the assets acquired:

Land	$140,577
Assets subject to depreciation:
Improvements (greenhouses)	1,658,444

Total Assets Acquired	$1,799,021

4 – DIRECT FINANCING LEASES AND OPERATING LEASES

Direct Financing Leases

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

Prior to 1983, the Railroad Lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as accounted for under “betterment accounting” were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from “betterment accounting” (which was previously used by the P&WV and most railroads) to “depreciation accounting”. The leased assets, under “depreciation accounting,” are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the Railroad Lease is considered a direct financing lease and the property deemed sold in exchange for rentals receivable under GAAP accounting. As of January 1, 2019, the accounting model under ASC 842 was adopted and there is no material change to the financial statements.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 and 842 was implemented. The Company has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2019.

Operating Leases

PWSS’ land is subject to a lease agreement with a special purpose entity that owns a solar farm with an original 22-year initial term with two five-year extension options on economic terms to be mutually agreed to between PWSS and the lessee. The lease commenced on December 1, 2011 and has approximately twenty years left on the initial term. The initial term is due to expire December 1, 2033, with two five-year extension options at the lessee’s option at fair market rates to be mutually determined. PWSS assumed the existing lease upon its acquisition of the Salisbury land. Pursuant to the lease, the lessee will pay PWSS $80,800 of annual cash rent during December 1, 2012 to November 30, 2013. Rent is paid quarterly in advance with a 1.0% annual escalation. Rent from the lease will be recorded on a straight-line basis, with $89,494 recorded during the years ended December 31, 2019 and 2018.

PWTS’ land is subject to lease agreements with special purpose entities that own solar farms with an original 25-year initial term (the “PWTS Leases”). The PWTS Leases include two five-year extension options on economic terms to be mutually agreed to between PWTS and the lessees. The PWTS Leases commenced in March 2013 (prior to being assumed by PWTS). PWTS assumed the existing PWTS Leases upon its acquisition of the Tulare land. Pursuant to the PWTS Leases, the lessee will pay PWTS $157,500 of annual cash rent paid annually in advance in March of each. A total of $157,500 of rent paid to PWTS was recorded for the twelve months ended December 31, 2019 and 2018.

PWRS’ land is subject to a lease agreement with a special purpose entity that owns a solar farms with an initial term that expires 20 years from the project commencing operations which occurred on November 11, 2014 (the “PWRS Lease”). At the end of the initial lease term, the tenant has certain renewal options, with rent calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenues. Pursuant to the PWTS Leases, the lessee will pay PWTS $735,000 in its first year after achieving commercial operations which grows at 1% per annum on a “triple net” basis with all expenses to be paid by the tenant. Rent from the lease will be recorded on a straight-line basis, with $803,116 recorded for each of the twelve months ended December 31, 2019 and 2018.

PW JAB’s lands and greenhouses are subject to two cross collateralized and cross- defaulted lease agreements with a special purpose entity that is licensed for the production of medical cannabis at the facilities. The leases commenced on July 12, 2019 and the initial combined straight-line annual rent is approximately $331,000 although the rental payments are accelerated such that Power REIT will receive a full return of capital over the first 42 months of the leases. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenant.

On November 1, 2019, PW JAB and its tenant agreed to expand the greenhouse at one of the two properties by 10,800 square feet with Power REIT funding $899,582 for the expansion. As part of the transaction the Lease was amended to increase the rent whereby after a six-month period, the additional rental payments provide PW JAB with a full return of its invested capital related to the expansion over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six of the Lease, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The additional straight-line annual rent related to the expansion is approximately $165,000.

The leases provide that Tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes.

Rent on the leases is recorded by the Trust for accounting purposes on a straight-line basis, with $182,249 having been recorded during the fiscal year ended December 31, 2019.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2019:

Total

2020	1,803,960
2021	1,938,841
2022	1,947,478
2023	1,465,020
2024	1,404,177
Thereafter	17,803,927
Total	26,363,403

5 – LONG-TERM DEBT

On November 6, 2015, PWRS borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”).

The PWRS Bonds PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of December 31, 2019 and 2018, the balance of the PWRS Bonds was approximately $8,538,000 (net of unamortized debt costs of approximately $325,000) and $8,870,000 (net of unamortized debt costs of approximately $348,000), respectively.

On July 5, 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”) to refinance a bridge loan that had been extended by HBP in connection with PWSS’ acquisition of leased property in December 2012. The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2019 and December 31, 2018 is approximately $579,000 (net of approximately $9,500 of capitalized debt costs which are being amortized over the life of the financing) and $605,000 (net of approximately $12,000 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 12 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2019. The balance of the Municipal Debt as of December 31, 2019 and 2018 is approximately $77,000 and $83,000respectively.

On November 25, 2019, Power REIT, through a newly formed wholly owned subsidiary, completed a financing that is intended to provide capital for acquisition of additional properties on an accretive basis. The financing is in the form of long-term fixed rate bonds with gross proceeds of $15,500,000. The bonds carry a fixed interest rate of 4.62% and fully amortize over the life of the financing which matures in 2054 (35 years). The bonds are fully secured by the equity interest in Power REIT’s wholly owned subsidiary – PWV. The total debt issuance costs which will be amortized over the life of the financing is approximately $312,200. The balance of the loan as of December 31, 2019 is $15,168,600 (net of approximately $311,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2019 is described below:

Total Debt
2020	598,256
2021	635,517
2022	675,390
2023	1,167,971
2024	715,778
Thereafter	21,215,114
Long term debt	25,008,026

6 – LONG-TERM COMPENSATION

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

Summary of Stock Based Compensation Activity – Options

The summary of Plan activity for the year ended December 31, 2019, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2018	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2019	106,000	7.96	110,240
Options vested at December 31, 2019	106,000	7.96	110,240

As of December 31, 2019, the weighted average remaining term of the options is 2.61 years.

The summary of Plan activity for the year ended December 31, 2018, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2017	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2018	106,000	7.96	-
Options vested at December 31, 2018	106,000	7.96	-

As of December 31, 2018, the weighted average remaining term of the options is 3.61 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock based compensation activity for the year ended December 31, 2019, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2018	54,033	6.23
Plan Awards	2,800	5.80
Restricted Stock Vested	(32,800)	6.26
Balance as of December 31, 2019	24,033	6.14

The summary of Stock Based Compensation activity for the year ended December 31, 2018, with respect to the Trust’s restricted stock, was as follows:

Summary of Plan Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2017	48,833	6.17
Plan Awards	42,800	6.03
Restricted Stock Vested	(37,600)	5.92
Balance as of December 31, 2018	54,033	6.23

Stock-based Compensation

During 2019, the Trust recorded approximately $205,000 of non-cash expense related to restricted stock and options granted compared to approximately $223,000 for 2018. As of December 31, 2019, there was approximately $148,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2021. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

7 - INCOME TAXES

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

For the years ended December 31, 2019 and 2018, 100% of dividends distributed by the Trust of $280,232 were deemed a return of capital.

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2014.

8 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the year ended December 31, 2019, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. A total of $12,000 was paid pursuant to this arrangement during each of the years ended December 31, 2019 and 2018. On January 28, 2020, the Board of Directors approved increasing the monthly reimbursement to HBP to $1,750 effective January 1, 2020 based on increased work level as well as a recognition that such work would cost significantly more if an independent third party firm was retained.

David Lesser, CEO, paid expenses on behalf of the Company in the amount of $1,374 during 2018 which is disclosed as accounts payable – related party in the consolidated balance sheets. The amount is noninterest bearing, unsecured, and due on demand. During the year ended December 31, 2019, the accounts payable – related party was repaid.

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

9 - CONTINGENCY

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

10 - SUBSEQUENT EVENTS

On January 30, 2020 and February 20, 2020, Power REIT (the “Trust”) acquired two properties located in southern Colorado (the “Properties”) through two newly formed wholly owned subsidiaries of a wholly owned subsidiary of the Trust (each a “PropCo”).

The first property, “Maverick 14”, was acquired for $850,000 and is 5.54 acres with an existing greenhouse and processing facility totaling approximately 8,300 square feet. As part of the transaction, the Trust has agreed to fund the immediate expansion of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, Power REIT’s total capital commitment totals $1,908,400.

The second property, “Sherman 6”, was acquired for $150,000 and is 5.0 acres of vacant land approved for cannabis cultivation. As part of the transaction, the Trust has agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 7,520 square feet of head-house/processing space on the property for $1,693,800. Accordingly, Power REIT’s total capital commitment totals $1,843,800.

The total combined investment across these properties will be approximately $3,752,200 plus acquisition expenses. The acquisitions and commitments to fund construction are being funded from existing working capital.

Each Propco has entered into a triple-net lease with an operator such that the tenant is responsible for paying all expenses related to the Properties, including maintenance expenses, insurance and taxes. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The Leases also have financial guarantees from affiliates of the tenants. Each tenant intends to operate the Properties as licensed cannabis cultivation and processing facilities.

The rent for each of the Leases is structured whereby after a deferred-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. The deferred-rent period for one of the leases is six months and for the other lease is nine months. After the deferred-rent period, rent is structured to provide a 12.5% return for one of the leases and a 12.9% return for the other lease based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

The Leases require the Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and state and local regulations with respect to its operations. The Leases prohibit the retail sale of the Tenant’s cannabis and cannabis-infused products from the Properties.

On January 29, 2020, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15, 2020 to shareholders of record on February 15, 2020.

On January 31, 2020, Mr. Lesser was granted 40,000 shares as compensation which vests quarterly over three years with the first vesting to occur on 3/31/20.

On March 19, 2020, Power REIT (the “Trust”) acquired a property located in southern Colorado (the “Property”) through a newly formed wholly owned subsidiary of a wholly owned subsidiary of the Trust (“PropCo”).

The property, “Maverick 5”, was acquired for $150,000 and is 5.2 acres of vacant land approved for cannabis cultivation. As part of the transaction, the Trust has agreed to fund the immediate construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. Accordingly, Power REIT’s total capital commitment totals $1,018,125 plus acquisition expenses.

The Propco has entered into a triple-net lease with an operator such that the tenant is responsible for paying all expenses related to the Property, including maintenance expenses, insurance and taxes. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The Lease also has a financial guarantee from affiliates of the tenant. The tenant intends to operate the Property as a licensed cannabis cultivation and processing facility. The rent for the Lease is structured whereby after a deferred-rent period, the rental payment provides Power REIT a full return of invested capital over the next three years in equal monthly payments. The deferred-rent period for the lease is six months. After the deferred-rent period, rent is structured to provide a 12.5% return for the lease based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

The Lease requires the Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and state and local regulations with respect to its operations. The Leases prohibit the retail sale of the Tenant’s cannabis and cannabis-infused products from the Properties.

11 – LEGAL PROCEEDINGS

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

During the twelve months ended December 31, 2019 and 2018, P&WV incurred no litigation related expenses. As of December 31, 2019, P&WV had incurred a total of approximately $3.68 million of cumulative expenses related to the litigation. P&WV believed that the costs associated with the litigation are reimbursable by NSC under the Railroad Lease as additional rent, but the court ruled against it and the appellate court upheld this ruling.

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

