Form 10-Q
period 2020-03-31
Power REIT
filed 2020-04-27
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [  ]      No[  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]      No[  ]

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

1,912,939 common shares, $0.001 par value, outstanding at April 24, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Land	$7,378,644	$6,928,644
Greenhouse cultivation facilities, net of accumulated depreciation	2,304,183	$1,619,687
Construction in progress - greenhouse cultivation facilities	1,541,850	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	20,374,677	17,698,331

Cash and cash equivalents	13,611,811	15,842,504
Prepaid expenses	37,363	14,626
Intangible assets, net of accumulated amortization	3,530,168	3,589,453
Deferred rent receivable	739,783	546,186
Other assets	16,975	16,701
TOTAL ASSETS	$38,310,777	$37,707,801

LIABILITIES AND EQUITY
Deferred revenue	$146,751	$29,342
Security deposit	391,872	114,378
Accounts payable	58,087	54,993
Accrued interest	82,053	84,313
Current portion of long-term debt, net of unamortized discount	579,626	564,682
Long-term debt, net of unamortized discount	23,732,298	23,797,191
TOTAL LIABILITIES	24,990,687	24,644,899

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of March 31, 2020 and December 31, 2019)	3,492,149	3,492,149

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,912,939 shares issued and outstanding at March 31, 2020 and 1,872,939 at December 31, 2019)	1,913	1,873
Additional paid-in capital	11,896,605	11,821,486
Accumulated deficit	(2,070,577)	(2,252,606)
Total Equity	9,827,941	9,570,753

TOTAL LIABILITIES AND EQUITY	$38,310,777	$37,707,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	503,202	262,527
Misc. income	55,436	3,316
TOTAL REVENUE	787,388	494,593

EXPENSES
Amortization of intangible assets	59,285	59,285
General and administrative	149,334	115,775
Property tax	4,552	5,556
Depreciation Expense	26,650	-
Interest expense	295,480	116,732
TOTAL EXPENSES	535,301	297,348

NET INCOME	252,087	197,245

Preferred Stock Dividends	(70,058)	(70,058)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$182,029	$127,187

Income Per Common Share:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07

Weighted Average Number of Shares Outstanding:
Basic	1,899,313	1,870,139
Diluted	1,921,664	1,870,139

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March, 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net Income	$252,087	$197,245

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,285	59,285
Amortization of debt costs	8,527	6,297
Stock-based compensation	75,159	63,954
Depreciation	26,650	-

Changes in operating assets and liabilities
Deferred rent receivable	(193,596)	(106,358)
Prepaid expenses	(23,012)	(53,079)
Accounts payable	3,094	40,225
Security deposit	277,494	-
Accrued interest	(2,260)	(2,927)
Deferred revenue	117,409	117,195
Net cash provided by operating activities	600,837	321,837

Investing activities
Cash paid for land and greenhouse cultivation facilities	(1,161,146)	-
Cash paid for construction in progress	(1,541,850)	-

Net cash used in investing activities	$(2,702,996)	$-

Financing Activities
Principal payment on long-term debt	(58,476)	(13,661)
Cash dividends paid on preferred stock	(70,058)	(70,058)
Net cash used in financing activities	(128,534)	(83,719)

Net increase (decrease) in cash and cash equivalents	(2,230,693)	238,118

Cash and cash equivalents, beginning of period	15,842,504	1,771,011

Cash and cash equivalents, end of period	$13,611,811	$2,009,129

Supplemental disclosure of cash flow information:
Interest paid	$284,693	$115,232

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, the “Company” or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation, alternative energy infrastructure and Controlled Environment Agriculture (CEA) in the United States.

The Trust is structured as a holding company and owns its assets through ten wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2020, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 23 acres of land with approximately 90,200 sf of existing or under construction greenhouses leased to four separate medical cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

During the quarter ended March 31, 2020, the Trust paid a quarterly dividend of approximately $70,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

3. ACQUISITIONS

On January 30, 2020, through a newly formed wholly owned subsidiary, PW CO CanRe Mav 14, LLC, Power REIT completed the acquisition of a greenhouse property in southern Colorado (“Maverick 14”). Maverick 14 was acquired for $850,000 and is 5.54 acres with an existing greenhouse and processing facility totaling approximately 8,300 square feet approved for medical cannabis cultivation. The purchase price plus acquisition expenses of $10,424 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 of which $414,000 is in construction in progress as of March 31, 2020 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, Power REIT’s total capital commitment totals $1,908,400 plus acquisition expenses.

On February 20, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Sherman 6, LLC, Power REIT completed the acquisition of a property in southern Colorado (“Sherman 6”). Sherman 6 was acquired for $150,000 plus $724 in acquisition expenses and is 5.0 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space and 7,520 square feet of head-house/processing space on the property for $1,693,800 of which $498,000 is in construction in progress as of March 31, 2020 . Accordingly, Power REIT’s total capital commitment totals $1,843,800 plus acquisition costs.

On March 19, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 5, LLC completed the acquisition of a property in southern Colorado (“Maverick 5”). Maverick 5 was acquired for $150,000 and is 5.2 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust has agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125 of which $125,000 is in construction in progress as of March 31, 2020 . Accordingly, Power REIT’s total capital commitment totals $1,018,125.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the property improvements of 20 years.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with tenants that are licensed for the production of medical marijuana at the facilities

The combined straight-line annual rent from these three acquisitions is approximately $894,000. Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenant.

The following table summarizes the allocation of the purchase consideration for Maverick 14 based on the fair values of the assets acquired:

Land	$150,000
Assets subject to depreciation:
Improvements (greenhouses)	710,424

Total Assets Acquired	$860,424

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. LONG-TERM DEBT

On November 6, 2015, PWRS, one of the subsidiaries of the Trust, borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”).

The PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of March 31, 2020 and December 31 2019, the balance of the PWRS Bonds was approximately $8,543,000 (net of unamortized debt costs of approximately $320,000) and $8,538,000 (net of unamortized debt costs of approximately $325,000), respectively.

On July 5, 2013, PWSS, one of the subsidiaries of the Trust, borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2020 and December 31, 2019 is approximately $572,000 (net of approximately $9,000 of capitalized debt costs which are being amortized over the life of the financing) and $579,000 (net of approximately $9,500 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 11 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2021. The balance of the Municipal Debt as of March 31, 2020 and December 31, 2019 is approximately $70,000 and $77,000 respectively.

On November 25, 2019, Power REIT, through a newly formed wholly owned subsidiary, completed a financing that is intended to provide capital for acquisition of additional properties on an accretive basis. The financing is in the form of long-term fixed rate bonds with gross proceeds of $15,500,000. The bonds carry a fixed interest rate of 4.62% and fully amortize over the life of the financing which matures in 2054 (35 years). The bonds are fully secured by the equity interest in Power REIT’s indirect wholly owned subsidiary – PWV. The total debt issuance costs of approximately $312,200 will be amortized over the life of the financing. The balance of the loan as of March 31, 2020 and December 31, 2019 is $15,126,000 (net of approximately $309,000 of capitalized debt costs) and 15,168,600 (net of approximately $311,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of March 31, 2020 is as follows for the subsequent years ended December 31:

Total Debt
2020 (nine months remaining)	$546,088
2021	635,511
2022	675,384
2023	1,168,091
2024	715,777
Thereafter	21,208,699
Long term debt	$24,949,550

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

5. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the three months ended March 31, 2020, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2019	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of March 31, 2020	106,000	7.96	261,820
Options vested at March 31, 2020	106,000	7.96	261,820

The weighted average remaining term of the options is approximately 2.36 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the three months ended March 31, 2020, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2019	24,033	6.14
Plan Awards	40,000	8.41
Restricted Stock Vested	(10,700)	7.02
Balance as of March 31, 2020	53,333	7.67

Stock-based Compensation

During the first three months of 2020, the Trust recorded approximately $75,000 of non-cash expense related to restricted stock and options granted compared to approximately $64,000 for the first three months of 2019. As of March 31, 2020, there was approximately $409,000 of total unrecognized share-based compensation expense, which expense will be recognized through the third quarter of 2022. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the first three months of 2020, the Trust paid a total of approximately $70,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

6. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the three months ended March 31, 2020, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2020, the Board of Directors approved increasing the amount paid to HBP to $1,750 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. A total of $5,250 was paid pursuant to this arrangement during the first three months ended March 31, 2020 compared to $3,000 paid during the first three months of 2019.

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

Power REIT is structured as a holding company and owns its assets through ten wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. The Company’s investment strategy, which is focused on transportation, Controlled Environment Agriculture and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

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

On January 30, 2020, February 20, 2020 and March 19, 2020, Power REIT (the “Trust”) added to its portfolio of CEA properties by acquiring three properties located in southern Colorado (the “Properties”) through three newly formed indirect wholly owned subsidiaries of a wholly owned subsidiary of the Trust (each a “PropCo”).

Maverick 14 was acquired for $850,000 and is 5.54 acres with an existing greenhouse and processing facility totaling approximately 8,300 square feet approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to fund the immediate expansion of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, Power REIT’s total capital commitment totals $1,908,400 plus acquisition expenses.

Sherman 6 was acquired for $150,000 and is 5.0 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 7,520 square feet of head-house/processing space on the property for $1,693,800. Accordingly, Power REIT’s total capital commitment totals $1,843,800 plus acquisition expenses.

Maverick 5 was acquired for $150,000 and is 5.2 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to fund the immediate expansion of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. Accordingly, Power REIT’s total capital commitment totals $1,018,125 plus acquisition expenses.

The total combined investment across these properties will be approximately $4,770,325 plus acquisition expenses. The acquisitions and commitments to fund construction are being funded from existing working capital.

Each Propco has entered into a triple-net lease with an operator such that the tenant is responsible for paying all expenses related to the properties, including maintenance expenses, insurance and taxes. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenants. Each tenant intends to operate as licensed cannabis cultivation and processing facilities.

The rent for each of the Leases is structured whereby after a deferred-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. The deferred-rent period for two of the leases is six months and for the other lease is nine months. After the deferred-rent period, rent is structured to provide a 12.5% return for two of the leases and a 12.9% return for the other lease based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

The leases require the Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and state and local regulations with respect to its operations. The leases prohibit the retail sale of the Tenant’s cannabis and cannabis-infused products from the Properties.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years.

As of March 31, 2020, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 23 acres of land with 90,200 square feet of existing or under construction greenhouses leased to medical cannabis operators. Power REIT is actively seeking to grow its portfolio of Controlled Environment Agriculture for food and cannabis production.

Revenue during the first three months of 2020 and 2019 was approximately $787,000 and $495,000 respectively. Net income attributable to Common Shares during the first three months of 2020 and 2019 was approximately $182,000 and 127,000, respectively. The difference between our 2020 and 2019 results were principally attributable to the following: a $241,000 increase in of income from newly acquired properties, a $52,000 increase in miscellaneous income, offset by a $27,000 increase in depreciation expense, a $34,000 increase in general and administrative expenses and a $179,000 increase in interest expense.

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

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Core FFO Available to Common Shares	$351,650	$256,723

Core FFO per Common Share	0.19	0.14

Weighted Average Shares Outstanding (basic)	1,899,313	1,870,139

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	2020	2019
Net Income Attributable to Common Shares	$182,029	$127,187
Stock-Based Compensation	75,159	63,954
Interest Expense - Amortization of Debt Costs	8,527	6,297
Amortization of Intangible Asset	59,285	59,285
Depreciation on Land Improvements	26,650	-
Core FFO Available to Common Shares	$351,650	$256,723

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2020 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2020, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

During the first quarter of 2020 a global COVID 19 pandemic emerged which has had broad financial impact on most industries and countries. To date, the Trust has not experienced any direct impact from the COVID 19 crisis.  The Trust continues to monitor COVID 19 and the potential financial implications on its assets and business plans as well as on its tenants and their ability to pay rent. There can be no assurance what ultimate impact COVID 19 will have on Power REIT on a going forward basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended March 31, 2020: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date:	April 27, 2020

