Form 10-K/A
period 2019-12-31
Power REIT
filed 2020-07-17
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 001-36312

Power REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-3116572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Winding Road Old Bethpage, NY	11804
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 750-0371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares	PW	NYSE (American)

7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	PW.A	NYSE (American)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 28, 2019  of $5.80, as reported on the NYSE American. The Registrant has no non-voting common equity.

As of March 25, 2020, there were 1,912,939 Common Shares outstanding and 144,636 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File Number 001-36312), or the 2019 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 30, 2020. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2020 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2019 Annual Report on Form 10-K to add Exhibit 4.1, “Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.” In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 30, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our trustees and executive officers, including their ages as of July 16, 2020. There are no family relationships among any of our directors or executive officers.

Name	Age	Trustee Since	Company Position

David H. Lesser	54	2009*	Chairman of Board of Trustees Chief Executive Officer, Chief Financial Officer, Secretary
Virgil E. Wenger	89	1991*	Trustee Chairman of Audit Committee
William S. Susman	56	2010*	Trustee Chairman of Compensation Committee Member of Nominating Committee
Patrick R. Haynes, III	36	2011*	Trustee Chairman of Nominating Committee Member of Audit Committee and Compensation Committee

* The trustees have been trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & West Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

David H. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Since October 2013, Mr. Lesser has served as Chairman and CEO of Millennium Investment and Acquisition Company (ticker: MILC). Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC which is sponsoring investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Director of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group.

Since 1995, Mr. Lesser has, through HBP, invested in numerous real estate and alternative energy transactions, including a reverse merger transaction in 1997 that led to the formation of Keystone Property Trust (NYSE: KTR) (“Keystone”). Mr. Lesser, as president of HBP, led an investor group and structured a reverse merger transaction with American Real Estate Investment Corporation (AMEX: REA) to ultimately form Keystone. The transaction involved an investment of $30 million of cash, the merger of a property management company and the acquisition of a family-owned portfolio of industrial properties for ownership in the REIT. In addition to initial structuring and equity investment by HBP, Mr. Lesser served on Keystone’s board of trustees until June 2000. Keystone was acquired by Prologis (NYSE: PLD) in 2004 for a total enterprise value of $1.4 billion, delivering a compound annual shareholder return of 16.5% from the initial transaction.

HBP currently owns Intelligen Power Systems, LLC (“IPS”) which is an alternative energy business focused on the manufacturing of cogeneration equipment and the development of distributed energy related to cogeneration, wind, solar and biofuel. HBP acquired IPS through the bankruptcy reorganization of California-based Coast Intelligen (“Coast”), which was acquired as a portfolio company by an affiliate of Mr. Lesser’s in 2001. As a consequence of misdeeds by Coast’s former owners and management team, which did not involve Mr. Lesser, Coast was reorganized through a Chapter 11 bankruptcy filing, the ultimate result of which was (i) Coast winding down its operations; and (ii) IPS, which was a subsidiary of Coast, successfully emerging from the reorganization. IPS continues to operate today with a refocused business plan providing cogeneration and other energy solutions to owners of real estate properties.

Mr. Lesser holds an M.B.A. from Cornell University and a B.S. in Applied Management and Economics from Cornell University.

Mr. Lesser has been Chairman of Power REIT’s Board of Trustees, our Chief Executive Officer since December 2011, and our Chief Financial Officer, Secretary and Treasurer since February 2014. Mr. Lesser has been a trustee of Pittsburgh & West Virginia Railroad, a wholly owned subsidiary of Power REIT (“P&WV”), from 2009 to the present, Chairman of P&WV’s Board of Trustees from December 2010 to the present and CEO of P&WV from February 2011 to the present.

We believe that Mr. Lesser’s years of experience as a real estate investor, as a board director and in creating shareholder value for REITs provide significant benefits to the Company.

Virgil E. Wenger, CPA, is currently, and has for the past eight years been, an independent consultant who primarily works with new startup ventures that need accounting services and financial planning assistance to determine investment and working capital needs. He also serves as chief financial officer for two private companies: Shareholder Intelligence Services, a provider of information to publicly traded client companies concerning shareholder ownership, broker activity and related analytics; and Econergy Corporation, a manufacturer and marketer of proprietary air conditioning systems. Mr. Wenger was previously a partner at Ernst & Young LLP for over 25 years. He is a graduate of the University of Kansas, with a B.S. in Business Administration, and of the Harvard Business School Advanced Management Program.

Mr. Wenger has been a trustee and Power REIT’s Audit Committee Chairman since December 2011 and has been a member of the Nominating Committee since August 2012. Mr. Wenger has been a trustee of P&WV from 1991 to the present and was P&WV’s Audit Committee Chairman from 2005 to December 2011.

We believe that Mr. Wenger’s many years of experience at Ernst & Young LLP, significant financial expertise and leadership as Chairman of the Audit Committee provide significant benefits to the Company.

William S. Susman has over 25 years of investment banking experience, including significant experience in the transportation and railroad industry. As the former head of Merrill Lynch’s Transportation and Consumer Group, Mr. Susman advised numerous railroad clients, including Burlington Northern, CSX, Kansas City Southern, Norfolk Southern Railways, TMM and Union Pacific. Mr. Susman is currently founder and CEO of a boutique investment advisory firm, Threadstone Advisors since 2011. Prior to founding Threadstone Advisors, he was President of Financo, an investment bank focused on retail and consumer goods, where he worked from 2004-2011. Mr. Susman began his investment banking career at Salomon Brothers, in their transportation group. Mr. Susman sits on the boards of two private companies: Preferred Fragrances and Jonathan Adler Enterprises. Mr. Susman is a graduate of the University of Michigan, with a B.S. in Business Administration and a Masters from the Kellogg Graduate School of Management at Northwestern University.

Mr. Susman has been a trustee and Power REIT’s Compensation Committee Chairman since December 2011 and has been a member of the Nominating Committee since August 2012. Mr. Susman has been a trustee of P&WV from May 2011 to the present and was P&WV’s Compensation Committee Chairperson from August 2011 to December 2011.

We believe that Mr. Susman’s understanding of business, finance and the railroad industry, acquired through over 20 years of investment banking experience, and his leadership as Chairman of the Compensation Committee and in regard to governance matters, provide significant benefits to the Company.

Patrick R. Haynes, III is co-founder and Managing Principal of Jackson River Capital, LLC a holding company sponsoring investment platforms co-founded by Mr. Haynes focused on investments in hospitality and healthcare commercial real estate assets. In 2015, Mr. Haynes co-founded IntelliStay Hospitality Management, LLC which is sponsoring investments in hotels. In 2018, Mr. Haynes co-founded Wellness Real Estate Partners, LLC which is sponsoring investments in healthcare NNN investments. Mr. Haynes was previously employed by Alliance Partners HSP (“Alliance”), an opportunistic real estate investment venture backed by the family offices of Jay Shidler and Clay Hamlin and based in Philadelphia, PA. Mr. Haynes opened the New York City office for Alliance in 2014 and ran all opportunistic acquisitions for greater New York City Area. From 2010 until he joined Alliance in 2012, Mr. Haynes worked for the Rockefeller Group Investment Management Corp. (“RGIM”). At RGIM he was responsible for the financial analysis for RGIM’s corporate acquisitions and direct real estate investments and supported institutional fundraising and business development. Mr. Haynes began his career at Lehman Brothers in the Real Estate Private Equity Group where he performed financial analysis, market research and due diligence for over $2.0 billion in potential real estate acquisitions across all asset classes nationally. Mr. Haynes also worked on the successful management buyout of Lehman’s equity funds’ advisory business, responsible for the management of approximately $18 billion in real estate assets globally. Mr. Haynes remained with the go forward venture created by the fund’s management, Silverpeak Real Estate Partners, until joining RGIM. Mr. Haynes received a BA in U.S. History from Brown University.

Mr. Haynes has been a trustee and a member of Power REIT’s Audit and Compensation Committees since December 2011 and Chairman of the Power REIT’s Nominating Committee since August 2012. Mr. Haynes has been a trustee of P&WV from May 2011 to the present and was a member of P&WV’s Compensation Committee from August 2011 to December 2011 and a member of P&WV’s Audit Committee from 2010 to December 2011.

We believe that Mr. Haynes’ experience and contacts in real estate and his experience in transaction structuring and private equity provide significant benefits to the Company.

Family Relationships

There are no family relationships among any of our trustees or executive officers.

ADDITIONAL DISCLOSURE RELATING TO OUR

TRUSTEES, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE

Overview

In accordance with our Declaration of Trust and Bylaws, our Board of Trustees elects the Chairman of the Board and our executive officers, and each of these positions may be held by the same or separate persons. Our corporate governance guidelines do not include a policy on whether the role of the Chairman and Chief Executive Officer should be separate or, if not, whether a lead independent trustee is to be elected. From February 2011, Mr. Lesser, the Chairman of our Board of Trustees, has also served as our Chief Executive Officer. We believe that this arrangement is suitable for a company of our size. The Board of Trustees shall review the need for any changes to these arrangements from time to time in light of the Trust’s changing business needs.

Board of Trustees

Our Board of Trustees takes an active role in overseeing the management of our risks. The Board regularly reviews information regarding our liquidity, operations and investment activities, as well as the risks associated with each. The Board is responsible for overseeing the implementation of our investment strategy, the principal goal of which is to enhance long-term shareholder value through increases in earnings, cash flow and net asset value. Currently, each investment transaction is approved by the Board. In the future, the Board may establish an investment committee consisting of trustees to oversee our investment activities, including the review and approval of specific transactions.

The Board held five scheduled meetings during 2019. On five other occasions during the year, the trustees, after conferring in writing, adopted Board resolutions by a majority of votes via written consent. The independent trustees met in executive session during 2019; all of the independent trustees were in attendance during this session. During 2019, each trustee attended at least 75% of the aggregate of all meetings of the Board of Directors and of all meetings of committees of the Board on which such member served that were held during the period in which such trustee served.

Four of our five trustees attended the 2019 annual meeting of shareholders. Our policy is to invite and encourage each member of the Board to be present at our annual meetings of stockholders.

Board Committees

Our Board of Trustees has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each of the three committees consists solely of independent trustees in accordance with the NYSE American Company Guide.

Audit Committee

Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide: Virgil E. Wenger and Patrick R. Haynes, III. Mr. Wenger serves as chairman of the Audit Committee and the Board of Trustees has determined that Mr. Wenger meets the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements and ethical behavior;
●	the retention of independent public auditors, including oversight of their performance, qualifications and independence, as well as the terms of their engagement;
●	our accounting and financial reporting processes, internal control systems and internal audit function, as applicable;
●	our monitoring of compliance with laws and regulations and our code of business conduct and ethics; and
●	our investigation of any employee misconduct or fraud.

During 2019, the Audit Committee on four occasions, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com.

Compensation Committee

During 2019, our Compensation Committee consisted of two independent trustees: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

●	establish and periodically review the adequacy of the compensation plans for our executive officers and other employees;
●	review the performance of executive officers and adjust compensation arrangements as appropriate;
●	establish compensation arrangements for our non-executive trustees; and
●	evaluate and make grants under the Trust’s 2012 Equity Incentive Plan and other stock grants pursuant to authority delegated to it by the Board of Trustees;
●	review and monitor management developments and succession plans and activities.

During 2019, the Compensation Committee met once and on one other occasion during the year, after conferring individually or via writing, took one additional action by written consent. All of the Compensation Committee members were in attendance at the meeting. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

The Nominating Committee is chaired by Patrick R. Haynes with William S. Susman serving as a member. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee met one time in 2019.

Trustee Nomination Process

The Nominating Committee is responsible for developing and evaluating potential trustee candidates for consideration in the event of a vacancy on the Board of Trustees, and making nominee recommendations to the Board of Trustees. The Nominating Committee seeks candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Trust’s management in the best interests of its shareholders, customers and employees, as well as the communities it serves and other affected parties. Nominee candidates must be willing to regularly attend committee and Board of Trustees meetings, to develop a strong understanding of the Trust, its businesses and its requirements, to contribute his or her time and knowledge to the Trust and to be prepared to exercise his or her duties with skill and care. In addition, each candidate should have an understanding of relevant governance concepts and the legal duties of a trustee of a public company.

To propose a nominee, shareholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Company’s Secretary by writing to them care of the Trust at its principal executive offices. Such correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact the nominee if the Nominating Committee so chooses. Candidates viewed by the Nominating Committee as qualified and suitable for service as a trustee will be contacted to determine interest in being considered to serve on the Board of Trustees and, if interested, will be interviewed and have their qualifications established and considered.

The Nominating Committee has established a charter outlining its purpose and the practices it follows. The Nominating Committee charter is available on the Trust’s website at www.pwreit.com.

Code of Business Conduct and Ethics

The Trust has a Code of Business Conduct and Ethics, with which all officers and trustees must comply. A copy of the code may be viewed on our website at www.pwreit.com, and printed copies may be requested, without charge, by writing to us at 301 Winding Road, Old Bethpage, NY 11804, Attention: Investor Relations.

Delinquent Section 16(a) Reports: None

Section 16(a) of the Exchange Act requires that our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and, in our case, the NYSE American. Executive officers, trustees and greater than 10% shareholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of such copies, we believe that our current executive officers, trustees and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2019.

Item 11. Executive Compensation.

Trustee Compensation

In August 2012, pursuant to the 2012 Plan, each independent trustee was granted an option to acquire 2,000 of our shares at an exercise price of $7.96. The options vested in three equal installments over three years. In May 2013, pursuant to the Plan, each Trustee was granted 400 shares of restricted common stock vesting quarterly in equal installments commencing with the second quarter of 2013. In June 2014, pursuant to the Plan, each independent Trustee was granted 500 shares of restricted common stock vesting quarterly in equal installments commencing with the second quarter of 2014. In September 2015, pursuant to the Plan, each independent Trustee was granted 500 shares of restricted common stock vesting of which 75% vested during 2015 and 25% vested during the first quarter of 2016. In May 2016, each independent Trustee who served a full year was granted 600 shares of restricted common stock of which 75% vested during 2016 and 25% vested during the first quarter of 2017 and Justinian Hobor who served for approximately three quarters of the year was granted 450 shares with two thirds vesting during 2016 and one third vesting during the first quarter of 2017. In 2017, each independent Trustee was granted 600 shares of restricted common stock of which 75% vested during 2017 and 25% vested during the first quarter of 2018. In 2018, each independent Trustee was granted 700 shares of restricted common stock of which 75% vested during 2018 and 25% vested during the first quarter of 2020. In 2019, each independent Trustee was granted 700 shares of restricted common stock of which 75% vested during 2019 and 25% vested during the first quarter of 2020. Other than the option grants and the restricted stock grants, there are currently no other compensation arrangements with any of the independent trustees. The Trust has a policy to reimburse reasonable expenses of Trustees. During 2019 there were no such reimbursements.

Compensation of our independent trustees for the fiscal year ending December 31, 2019, is listed in the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Virgil E. Wenger	$-	$4,060	$-	$-	$-	$-	$4,060
William S. Susman	$-	$4,060	$-	$-	$-	$-	$4,060
Patrick R Haynes, III	$-	$4,060	$-	$-	$-	$-	$4,060
Justinian R. Hobor	$-	$4,060	$-	$-	$-	$-	$4,060

(1)	For all stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. For more information on the on the stock awards granted in 2019, please refer to Note 6 (Long-Term Compensation) in our 10-K for year ended December 31, 2019.

The compensation provided to Mr. Lesser, the Chairman of the Board of Trustees and also an officer of the Trust, is detailed in the table under “Executive Officer – Executive Officer Compensation”, below.

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2019 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Unvested Shares Subject to Outstanding Stock Awards

Virgil E. Wenger	2,000	175
William S. Susman	2,000	175
Patrick R Haynes, III	2,000	175
Justinian R. Hobor	0	175

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer, with oversight from its Board of Trustees.

The Trust does not have an employment agreement with Mr. Lesser. In 2012, pursuant to the 2012 Plan, Mr. Lesser was awarded 20,000 shares of restricted stock and an option to acquire 100,000 shares at an exercise price of $7.96. Both the restricted stock grant and the option grant vested annually in equal installments over three years commencing on the first anniversary of the grant. In 2014, pursuant to the Plan, Mr. Lesser was awarded 40,000 shares of restricted stock which vests monthly over a three year period commencing with the second quarter of 2014. In 2015, pursuant to the Plan, Mr. Lesser was awarded 9,400 shares of restricted stock which vests monthly over a three year period commencing with the third quarter of 2015. In 2016, Mr. Lesser was awarded 40,000 shares of restricted stock which vests monthly over a three year period commencing with the second quarter of 2016. In 2017, Mr. Lesser was awarded 40,000 shares of restricted stock which vests monthly over a three year period commencing with the second quarter of 2017. In 2018, Mr. Lesser was awarded 40,000 shares of restricted stock which vests monthly over a three year period commencing with the third quarter of 2018. In 2020, Mr. Lesser was awarded 40,000 shares of restricted stock which vests monthly over a three year period commencing with the first quarter of 2020.The restricted stock grants provide for voting rights and dividends during the vesting period. The assumptions used to value the grants are described in footnote 6 to the Trust’s audited financial statements included in the Trust’s 2019 Form 10-K.

Compensation for our principal executive officer for the two fiscal years ending December 31, 2019 is set forth in the table below:

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

David H. Lesser, Chairman, CEO and CFO	2018	$-	$-	$241,200	$-	$-	$241,200

David H. Lesser, Chairman, CEO and CFO	2019	$-	$-	$0	$-	$-	$0

(1)	Restricted Stock Awards granted and the assumptions used in the valuation of such awards are discussed in footnote 6 to the Trust’s audited financial statements included in the Trust’s 2019 Form 10-K.

Outstanding Equity Awards

The following table sets forth outstanding option equity and restricted stock awards granted to the Trust’s principal executive officer as of December 31, 2019:

Option Awards				Stock Awards
Name	Number of shares underlying unexercised options (exercisable)	Number of shares underlying unexercised options (unexercisable)	Option exercise price ($)	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested (1)
David H. Lesser, Chairman and CEO	100,000	0	$7.96	8/13/2022	23,333	$143,567

(1)	Based on stock price as of the date of the grant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the 2012 Plan, as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)
Equity compensation plans approved by security holders	106,000	7.96	0

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	106,000	7.96	0

(1)	The 2012 Plan contains an “evergreen” provision that automatically adjusts the number of shares available for future issuance, as provided in Section 4 of the Plan (subject to certain adjustments) as follows: the number of shares of Stock which shall be made available for issuance under the Plan shall be increased by the positive number of shares equal to the lesser of: (i) (A) 10% of the Company’s outstanding shares of Stock, calculated on a fully diluted and consolidated basis, less (B) the sum of (1) the aggregate number of shares remaining available for issuance under the Plan as of such date, plus (2) the aggregate number of shares subject to outstanding Awards and unvested shares of Restricted Stock or other unvested equity compensation granted under the Plan as of such date, or (ii) a lesser amount determined by the Compensation Committee. For clarity, if the amount determined in the formula in the preceding sentence is negative, the number of shares available for issuance shall neither be increased nor decreased.

For more information concerning the 2012 Plan and other stock based compensation, see the Trust’s audited financial statements included in the Trust’s 2019 Form 10-K.

COMPENSATION DISCUSSION AND ANALYSIS

The Trust’s compensation program is designed to incentivize key individuals to provide services of value to the Trust, including services in the long-term interest of the Trust. Over the last few years, the Trust has focused on minimizing cash compensation and providing incentive compensation in the form of option and restricted stock grants. The compensation program has consisted primarily of occasional option grants and restricted stock grants to our Independent trustees and occasional option grants and restricted stock grants to our CEO. The Trust believes this approach provides the Trust with increased flexibility to vary the amounts and types of compensation paid to the Trust’s executive officer, to serve the goals of:

●	more strongly aligning the interests of the Trust and the interests of its executive officers and trustees, among others, in support of our business expansion and improvement plans;

●	rewarding our executive officers in proportion to the increased duties we are imposing on them and the increased levels of performance we are requiring of them; and

●	rewarding our executive officers and trustees, among others, if and when they achieve substantial successes in expanding and improving our business and prospects, including, without limitation, by creating long-term shareholder value by increasing funds from operations (“FFO”) and dividends per share through accretive acquisitions of energy and transportation infrastructure.

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants during 2019. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of July 16, 2020, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

	Owned at June 30, 2020
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares(4)
Trustees and Executive Officers
David H. Lesser (1) (2)	508,217	26.57%
Virgil E. Wenger	6,000	0.31%
William S. Susman	6,400	0.33%
Patrick R. Haynes, III	7,937	0.41%
Justinian Hobor (3)	52,173	2.75%
All trustees and executive officers as a group (1) - (4)	580,727	30.37%
5% beneficial owners
Renaissance Technologies LLC and affiliates(5)	96,558	5.05%

(1) Mr. Lesser has beneficial ownership of 508,217 shares (including restricted stock and option equity grants (vested and unvested) under the Trust’s 2012 Equity Incentive Plan). A non-qualified stock option to acquire 100,000 common shares (“Option”) was awarded on August 13, 2012, pursuant to the Trust’s 2012 Plan. The Option vested in three equal annual installments beginning with the first anniversary of the respective grants. The Options have a 10-year term and a strike price equal to the closing price of the stock on August 13, 2012.

(2) In addition to the shareholdings disclosed above, the MEL Generation Skipping Trust, a trust set up for the children of David H. Lesser, (the “MEL Trust”) owns 36,375 common shares of the Trust. MEL Trust also owns 9,600 of Power REIT 7.75% Preferred Stock Series A which are not entitled to vote at the 2020 annual meeting of shareholders. Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(3) Mr. Hobor has beneficial ownership of 52,173 shares: 9,104 directly; 10,000 held by Roundwood Capital, LLC, an investment company co-managed by Mr. Hobor; and 33,069 shares where Mr. Hobor has limited power of attorney to executed transactions on behalf of clients. Mr. Hobor has elected not to run for re-lection as a Trustee at the 2020 Annual Meeting.

(4) The number of shares reported and the denominator used to calculate the “% of Outstanding Shares” includes restricted stock grants. Each restricted stock grant confers voting and dividend privileges during its vesting period. Calculations are based on 1,912,939 shares of common stock outstanding on June 30,2020.

(5) Based on Form 13-G filed with the SEC on 2/12/20. Renaissance Technologies Holdings Corp. holds a majority of the equity of Renaissance Technologies LLC and is therefore deemed to beneficially own the shares held by Renaissance Technologies LLC. The principal address of Renaissance Technologies LLC and Renaissance Technologies Holdings Corp.is 800 Third Avenue, New York, New York 10022. James Rowen is the Vice President of Renaissance Technologies Holdings Corp. and Chief operating officer of Renaissance Technologies LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During both 2018 and 2019, Power REIT (on a consolidated basis) did not pay any legal fees to Morrison Cohen.

A wholly-owned subsidiary of HBP provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2019, the Board of Directors approved increasing the amount to $1,750 per month for based on the increased level of work and a conclusion that it would pay more for such support from a third party. A total of $12,000 was paid pursuant to this arrangement during 2019.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest; provided however, that in the case of a material financial interest, the transaction shall be disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the conditions and terms of the retention of Morrison Cohen and the payment to an affiliate of HBP for accounting and administrative support, the independent trustees approved the hiring of Morrison Cohen as legal counsel and approved the agreement with the affiliate of HBP described above, finding the aforementioned arrangements to be fair and reasonable and in the interest of the Trust.

INDEPENDENCE OF THE BOARD OF DIRECTORS

The Trust’s common shares and 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock are listed on the NYSE American. Under the NYSE American listing standards, independent directors must comprise a majority of a listed company’s board of directors and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the NYSE American listing standards, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

The Trust’s board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Lesser, due to his position as Chief Executive Officer of our company, is “independent” as that term is defined under the rules of the NYSE American. As a result, are deemed to be “independent” as that term is defined under the rules of the NYSE American.

In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. The Trust paid MaloneBailey, LLP. $51,000 for professional services in each of the years ended 2019 and 2018 related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Tax Fees

The Trust has engaged BDO USA LLP to prepare its 2019 and 2018 tax returns. The trust paid BDO USA LLP $7,700 and $7,676 for professional services rendered in the years 2019 and 2018, respectively.

Other Fees

Other than the fees described above, there were no payments made to MaloneBailey LLP, A.C., during 2018 or 2019, including payments whose disclosure is called for under Items 9(e)(2) and (4) of the SEC’s Schedule 14A.

Audit Committee Pre-Approval of Services to be Provided by Independent Auditor

Our policies and procedures require our Audit Committee to review and approve in advance all engagements for services to be rendered by the Trust’s independent auditors. In the case of any non-audit services proposed to be rendered by the Trust’s independent auditors, that review includes consideration by the Audit Committee as to whether the provision of such services would be compatible with maintaining the auditors’ independence.

All of the engagements for services rendered in 2018 and 2019 by the Trust’s independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1 of the 2019 Annual Report on Form 10-K.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2019 Annual Report on Form 10-K.

Exhibit Index

List of Exhibits.

The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

Exhibit 2.1	Agreement and Plan of Merger by and among Pittsburgh & West Virginia Railroad, Power REIT and Power REIT PA, LLC, dated December 1, 2011, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of December 5, 2011.

Exhibit 3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to such exhibit to the Registrants Form 10-K filed with the Commission as of April 1, 2014.

Exhibit 3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to the Registrant’s registration statement on Form S-4 filed with the Commission as of November 8, 2011.

Exhibit 4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

Exhibit 10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of April 2, 2013.

Exhibit 10.2.1	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.2	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.3	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.2.4	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2013.

Exhibit 10.3	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.4	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 29, 2013.

Exhibit 10.5	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC) dated December 1, 2011 (included as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.6	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC dated December 31, 2012 (included as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.7	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013 (included as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.8	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013 (included as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.9	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC dated March 26, 2013 (included as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.10	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013(included as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.11	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013 (included as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.12	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013 (included as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

Exhibit 10.13	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC dated April 10, 2014 (included as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020)

Exhibit 10.14	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2019

Exhibit 10.15	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Tamarack), dated July 12th, 2019, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of July 15, 2019

Exhibit 10.16	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019 (included as Exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020)

Exhibit 10.17	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC dated November 25, 2019 (included as Exhibit 10.17 to the Registrant’s Annual Report on 10-K filed with the SEC on March 30, 2020)

Exhibit 10.18	Lease Agreement between PW CO CanRE Mav 14 LLC and NutraCanna LLC, dated February 1, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of February 6, 2020.

Exhibit 10.19	Lease Agreement between PW CO CanRE Sherman 6 LLC and Green Street LLC, dated February 1, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of February 6, 2020.

Exhibit 10.20

Lease Agreement between PW CO CanRE Mav 5, LLC and Original Cannabis Growers of Ordway, LLC dated March 18, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of March 20, 2020

Exhibit 10.21	Amendment to Lease Agreement between PW CanRE Mav 5 LLC and Original Cannabis Growers of Ordway, LLC dated May 1, 2020 incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of May 1, 2020.

Exhibit 10.22	Lease Agreement between PW ME CanRE SD, LLC and NorthEast Kind Assets, LLC dated May 15, 2020 incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8K filed with the Commission as of May 15, 2020.

Exhibit 14.1	Code of Business Conduct and Ethics, incorporated herein by reference to such exhibit to the Registrant’s annual report on Form 10-K filed with the Commission as of March 28, 2012.

Exhibit 21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Annual Report on 10-K filed with the SEC on March 30, 2020)

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of David H. Lesser (included as Exhibit 31.1 to the Registrant’s Annual Report on 10-K filed with the SEC on March 30, 2020)

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of David H. Lesser (included as Exhibit 32.1 to the Registrant’s Annual Report on 10-K filed with the SEC on March 30, 2020)

Exhibit 31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, as of and for the year ended December 31, 2019: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, Consolidated Statement of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17 th day of July, 2020.

POWER REIT

By:	/s/ David H. Lesser
David H. Lesser
Chairman and Chief Executive Officer (Principal Executive Officer)

