Form 10-Q
period 2020-06-30
Power REIT
filed 2020-07-29
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,912,939 common shares, $0.001 par value, outstanding at July 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Land	$7,778,644	$6,928,644
Greenhouse cultivation facilities, net of accumulated depreciation	2,315,080	1,619,687
Construction in progress - greenhouse cultivation facilities	4,842,686	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	24,086,410	17,698,331

Cash and cash equivalents	10,219,212	15,842,504
Prepaid expenses	79,205	14,626
Intangible assets, net of accumulated amortization	3,470,884	3,589,453
Deferred rent receivable	997,380	546,187
Other assets	16,975	16,700
TOTAL ASSETS	$38,870,066	$37,707,801

LIABILITIES AND EQUITY
Deferred revenue	$106,660	$29,342
Tenant security deposit	691,872	114,378
Accounts payable	73,238	54,993
Accrued interest	80,895	84,313
Current portion of long-term debt, net of unamortized discount	594,389	564,682
Long-term debt, net of unamortized discount	23,545,095	23,797,191
TOTAL LIABILITIES	25,092,149	24,644,899

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of June 30, 2020 and December 31, 2019)	3,492,149	3,492,149

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,912,939 shares issued and outstanding at June 30, 2020 and 1,872,939 at December 31, 2019)	1,913	1,873
Additional paid-in capital	11,944,737	11,821,486
Accumulated deficit	(1,660,882)	(2,252,606)
Total Equity	10,285,768	9,570,753

TOTAL LIABILITIES AND EQUITY	$38,870,066	$37,707,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	735,441	262,528	1,238,643	525,055
Misc. income	10,931	4,333	66,367	7,649
TOTAL REVENUE	975,122	495,611	1,762,510	990,204

EXPENSES
Amortization of intangible assets	59,284	59,285	118,569	118,570
General and administrative	104,166	102,273	253,500	218,048
Property tax	10,105	5,557	14,657	11,113
Depreciation Expense	29,612	-	56,262	-
Interest expense	292,202	115,038	587,682	231,770
TOTAL EXPENSES	495,369	282,153	1,030,670	579,501

NET INCOME	479,753	213,458	731,840	410,703

Preferred Stock Dividends	(70,058)	(70,058)	(140,116)	(140,116)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$409,695	$143,400	$591,724	$270,587

Income Per Common Share:
Basic	$0.21	$0.08	$0.31	$0.14
Diluted	0.21	0.08	0.30	0.14

Weighted Average Number of Shares Outstanding:
Basic	1,912,939	1,870,192	1,906,126	1,870,165
Diluted	1,976,050	1,870,192	1,955,568	1,870,165

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940
Net Income	-	-	-	479,753	479,753
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	48,133	-	48,133
Balance at June 30, 2020	1,912,939	$1,913	$11,944,737	$(1,660,882)	$10,285,768

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897
Net Income	-	-	-	213,458	213,458
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	2,800	3	47,124	-	47,127
Balance at June 30, 2019	1,872,939	$1,873	$11,727,232	$(2,648,681)	$9,080,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net Income	$731,840	$410,703

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118,569	118,570
Amortization of debt costs	17,055	12,595
Stock-based compensation	123,291	111,081
Depreciation	56,262	-

Changes in operating assets and liabilities
Accounts payable, related party	-	(1,374)
Other assets	(275)	(275)
Deferred rent receivable	(451,193)	(71,155)
Prepaid expenses	(64,579)	(34,954)
Accounts payable	18,245	16,901
Security deposit	577,494	-
Accrued interest	(3,418)	(3,454)
Deferred revenue	77,318	76,889
Net cash provided by operating activities	1,200,609	635,527

Investing activities
Cash paid for land and greenhouse cultivation facilities	(1,601,655)	-
Cash paid for construction in progress	(4,842,686)	-

Net cash used in investing activities	$(6,444,341)	$-

Financing Activities
Principal payment on long-term debt	(239,444)	(132,629)
Cash dividends paid on preferred stock	(140,116)	(140,116)
Net cash used in financing activities	(379,560)	(272,745)

Net increase (decrease) in cash and cash equivalents	(5,623,292)	362,782

Cash and cash equivalents, beginning of period	15,842,504	1,771,011

Cash and cash equivalents, end of period	$10,219,212	$2,133,793

Supplemental disclosure of cash flow information:
Interest paid	$568,987	$222,629

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

The Trust is structured as a holding company and owns its assets through eleven wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2020, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 26 acres of land with approximately 131,000 sf of existing or under construction greenhouses leased to five separate medical cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

During the quarter ended June 30, 2020, the Trust paid a quarterly dividend of approximately $140,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Income per Share:

	For the three months ended		For the six months ended
	June 30		June 30
	2020	2019	2020	2019

Numerator:
Net Income	$409,695	$143,400	$591,724	$270,587

Numerator for basic and diluted EPS - income available to common Shareholders	$409,695	$143,400	$591,724	$270,587

Denominator:
Denominator for basic EPS - Weighted average shares	1,912,939	1,870,192	1,906,126	1,870,165
Dilutive Effect of Options	63,111	-	49,442	-
Denominator for diluted EPS - adjusted Weighted average shares	1,976,050	1,870,192	1,955,568	1,870,165

Basic income per common share	$0.21	$0.08	$0.31	$0.14
Diluted income per common share	$0.21	$0.08	$0.30	$0.14

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

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

3. ACQUISITIONS

On January 30, 2020, through a newly formed wholly owned subsidiary, PW CO CanRe Mav 14, LLC, Power REIT completed the acquisition of a greenhouse property in southern Colorado (“Maverick 14”). Maverick 14 was acquired for $850,000 and is 5.54 acres with an existing greenhouse and processing facility totaling approximately 8,300 square feet approved for medical cannabis cultivation. The purchase price plus acquisition expenses of $10,424 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, Power REIT’s total capital commitment is $1,908,400 plus acquisition expenses. As of June 30, 2020, the total construction in progress that was funded by Power REIT is approximately $846,200.

On February 20, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Sherman 6, LLC, Power REIT completed the acquisition of a property in southern Colorado (“Sherman 6”). Sherman 6 was acquired for $150,000 plus $724 in acquisition expenses and is 5.0 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space and 7,520 square feet of head-house/processing space on the property for $1,693,800. Accordingly, Power REIT’s total capital commitment is $1,843,800 plus acquisition costs. As of June 30, 2020, the total construction in progress that was funded by Power REIT is approximately $1,114,600.

On March 19, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 5, LLC completed the acquisition of a property in southern Colorado (“Maverick 5”). Maverick 5 was acquired for $150,000 and is 5.2 acres of vacant land approved for medical cannabis cultivation. As part of the transaction, the Trust has agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. On May 1, 2020, Power REIT amended the lease with a Maverick 5, making an additional $340,000 available in funding for land improvements at the property. The amended lease results in additional straight-line annual rent of approximately $63,000. Accordingly, Power REIT’s total capital commitment is $1,358,125. As of June 30, 2020, the total construction in progress that was funded by Power REIT is approximately $708,900.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On May 15, 2020, through a newly formed wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a 3.04 acre property in York County, Maine for $1,000,000. The property includes a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. As part of the acquisition, Power REIT reimbursed Sweet Dirt $950,000 related to the partially built greenhouse and fund up to approximately $2.97 million of additional costs to complete the construction. Accordingly, Power REIT’s total investment in the property is approximately $4.92 million plus acquisition expenses of $45,500. As of June 30, 2020, the total construction in progress that was funded by Power REIT is approximately $335,000.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the property improvements of 20 years.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with tenants that are licensed for the production of medical cannabis cultivation at the facilities. The combined straight-line annual rent from these four acquisitions is approximately $1,877,000. Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenant.

The following table summarized the allocation of the purchase consideration for Maverick 14 based on the fair values of the assets acquired:

Land	$150,000
Assets subject to depreciation:
Improvements (Greenhouses / Processing Building)	710,424

Total Assets Acquired	$860,424

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the allocation of the purchase consideration for Sweet Dirt based on the fair values of the assets acquired:

Land	$400,000

Construction in Progress	1,550,000

Total Assets Acquired	$1,950,000

4. LONG-TERM DEBT

On November 6, 2015, PWRS, one of the subsidiaries of the Trust, borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of June 30, 2020, and December 31, 2019, the balance of the PWRS Bonds was approximately $8,421,000 (net of unamortized debt costs of approximately $314,000) and $8,538,000 (net of unamortized debt costs of approximately $325,000), respectively.

On July 5, 2013, PWSS, one of the subsidiaries of the Trust, borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2020 and December 31, 2019 is approximately $565,000 (net of approximately $8,000 of capitalized debt costs which are being amortized over the life of the financing) and $579,000 (net of approximately $9,500 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 11 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2021. The balance of the Municipal Debt as of June 30, 2020 and December 31, 2019 is approximately $70,000 and $77,000 respectively.

On November 25, 2019, Power REIT, through a newly formed wholly owned subsidiary, completed a financing that is intended to provide capital for acquisition of additional properties on an accretive basis. The financing is in the form of long-term fixed rate bonds with gross proceeds of $15,500,000. The bonds carry a fixed interest rate of 4.62% and fully amortize over the life of the financing which matures in 2054 (35 years). The bonds are fully secured by the equity interest in Power REIT’s indirect wholly owned subsidiary – PWV. The total debt issuance costs of approximately $312,200 are amortized over the life of the financing. The balance of the loan as of June 30, 2020 and December 31, 2019 is $15,082,000 (net of approximately $307,000 of capitalized debt costs) and 15,168,000 (net of approximately $311,000 of capitalized debt costs).

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of June 30, 2020 is as follows for the subsequent years ended December 31:

Total Debt
2020 (six months remaining)	$364,934
2021	635,502
2022	675,374
2023	1,168,297
2024	715,777
Thereafter	21,208,698
Long term debt	$24,768,582

5. LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for monthly payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term of ranging between 20 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases. Rental revenue recognized for the six months ended June 30, 2020 is approximately $1,696,000.

The aggregate annual cash to be received by the Trust on all leases related to its portfolio as of June 30, 2020 is as follows for the subsequent years ended December 31:

Total
2020 (six months remaining)	$1,493,876
2021	$5,921,568
2022	$6,275,144
2023	$5,819,737
2024	$3,633,474
Thereafter	$79,275,779
Total	$102,419,578

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

6. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2020, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance as of December 31, 2019	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of June 30, 2020	106,000	7.96	2,203,740
Options vested at June 30, 2020	106,000	7.96	2,203,740

The weighted average remaining term of the options is approximately 2.12 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2020, with respect to the Trust’s restricted stock, was as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2019	24,033	6.14
Plan Awards	40,000	8.41
Restricted Stock Vested	(17,367)	7.10
Balance as of June 30, 2020	46,666	7.73

Stock-based Compensation

During the first six months of 2020, the Trust recorded approximately $123,000 of non-cash expense related to restricted stock and options granted compared to approximately $111,000 for the first six months of 2019. As of June 30, 2020, there was approximately $360,000 of total unrecognized share-based compensation expense, which expense will be recognized through the third quarter of 2022. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Power REIT’s 2020 Equity Incentive Plan was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. The plan is the successor of the prior 2012 Equity Incentive Plan. It provides for the grant of the following Awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of Awards. The aggregate number of shares of Common Stock that may be issued pursuant to Awards is currently 239,117.

Preferred Stock Dividends

During the first six months of 2020, the Trust paid a total of approximately $140,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the six months ended June 30, 2020, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the Company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2020, the Board of Directors approved increasing the amount paid to HBP to $1,750 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. A total of $10,500 was paid pursuant to this arrangement during the first six months ended June 30, 2020 compared to $6,000 paid during the first six months of 2019.

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

8. SUBSEQUENT EVENTS

On July 28, 2020, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2020 to shareholders of record on August 15, 2020.

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

Power REIT is structured as a holding company and owns its assets through eleven wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. The Company’s investment strategy, which is focused on transportation, Controlled Environment Agriculture and energy infrastructure-related real estate, builds upon its subsidiary P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to NSC.

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

On May 15, 2020, Power REIT (the “Trust”) added to its portfolio of CEA properties by acquiring one property located in York County, ME (the “Property”) through a newly formed wholly owned subsidiary of the Trust (“PropCo”).

The Property was acquired for $1,000,000 and is 3.04 acres with an existing 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. The approximate 35,600 square foot facility is approved for medical cannabis cultivation. As part of the transaction, the Trust agreed to reimburse tenant $950,000 of the approximate $1.5 million construction expenses that have been incurred to date and will fund an additional $2.97 million of costs to complete the construction. Accordingly, Power REIT’s total capital commitment totals $4.92 million which translates to approximately $138 per square foot for a state of the art Controlled Environment Agriculture Greenhouse (“CEAG”). This plus acquisition expenses will be funded entirely from existing working capital. Propco has entered into a triple-net lease with an operator such that the tenant is responsible for paying all expenses related to the property, including maintenance expenses, insurance and taxes. The lease is structured to provide a straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5%. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The lease also has financial guarantees from affiliates of the tenants. The tenant intends to operate as a licensed cannabis cultivation and processing facility.

The rent for the Lease is structured whereby after a six month deferred-rent period, the rental payment provides Power REIT a full return of invested capital over the next three years in equal monthly payments. After the deferred-rent period, rent is structured to provide a 12.9% return based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

The lease requires the Tenant to maintain a medical cannabis license and operate in accordance with all Maine and state and local regulations with respect to its operations. The lease prohibits the retail sale of the Tenant’s cannabis and cannabis-infused products from the Property.

The acquisition is accounted for as an asset acquisition under ASC 805-50. Power REIT has established a depreciable life for the greenhouse of 20 years.

On May 1, 2020, Power REIT amended the lease with a Maverick 5 in southern Colorado, making an additional $340,000 available in funding for land improvements at the property. The amended lease results in additional straight-line annual rent of approximately $63,000, which translate to a greater than an 18% yield.

As of June 30, 2020, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 26 acres of land with 131,000 square feet of existing or under construction greenhouses leased to medical cannabis operators. Power REIT is actively seeking to grow its portfolio of Controlled Environment Agriculture for food and cannabis production.

Revenue during the first six months of 2020 and 2019 was approximately $1,763,000 and $990,000 respectively. Net income attributable to Common Shares during the first six months of 2020 and 2019 was approximately $592,000 and 271,000, respectively. The difference between our 2020 and 2019 results were principally attributable to the following: a $714,000 increase in of rental income from newly acquired properties, a $59,000 increase in miscellaneous income, offset by a $56,000 increase in depreciation expense, a $35,000 increase in general and administrative expenses and a $356,000 increase in interest expense.

The Trust’s cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, trustees’ fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

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

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Company’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Company’s asset portfolio and inappropriately affect the comparability of the Company’s period-over-period performance. These items include non-recurring expenses, such as one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense, amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Company believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Company to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Company’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Company’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Core FFO Available to Common Shares	$555,252	$256,110	$906,901	$512,833

Core FFO per Common Share	0.29	0.14	0.48	0.27

Weighted Average Shares Outstanding (basic)	1,912,939	1,870,192	1,906,126	1,870,165

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income Attributable to Common Shares	$409,695	$143,400	$591,724	$270,587
Stock-Based Compensation	48,133	47,127	123,291	111,081
Interest Expense - Amortization of Debt Costs	8,528	6,298	17,055	12,595
Amortization of Intangible Asset	59,284	59,285	118,569	118,570
Depreciation on Land Improvements	29,612	-	56,262	-
Core FFO Available to Common Shares	$555,252	$256,110	$906,901	$512,833

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2020 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2020, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted.

During 2020, a global COVID 19 pandemic emerged which has had broad financial impact on most industries and countries. To date, the Trust has not experienced any direct impact from the COVID 19 crisis. The Trust continues to monitor COVID 19 and the potential financial implications on its assets and business plans as well as on its tenants and their ability to pay rent. There can be no assurance what ultimate impact COVID 19 will have on Power REIT on a going forward basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T, for the quarter ended June 30, 2020: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: July 29, 2020

