Form 10-Q
period 2020-09-30
Power REIT
filed 2020-10-28
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	PW	NYSE American

7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	PW.PRA	NYSE American

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

1,916,139 common shares, $0.001 par value, outstanding at October 28, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Land	$8,108,040	$6,928,644
Greenhouse cultivation facilities, net of accumulated depreciation	3,090,281	1,619,687
Construction in progress - greenhouse cultivation facilities	6,686,138	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	27,034,459	17,698,331

Cash and cash equivalents	7,639,392	15,842,504
Prepaid expenses	69,764	14,626
Intangible assets, net of accumulated amortization	3,411,599	3,589,453
Deferred rent receivable	1,132,894	546,187
Other assets	16,976	16,700
TOTAL ASSETS	$39,305,084	$37,707,801

LIABILITIES AND EQUITY
Deferred revenue	$66,569	$29,342
Tenant security deposit	893,872	114,378
Accounts payable	70,394	54,993
Accrued interest	79,690	84,313
Current portion of long-term debt, net of unamortized discount	596,089	564,682
Long-term debt, net of unamortized discount	23,248,386	23,797,191
TOTAL LIABILITIES	24,955,000	24,644,899

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of September 30, 2020 and December 31, 2019)	3,492,149	3,492,149

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,916,139 shares issued and outstanding at September 30, 2020 and 1,872,939 at December 31, 2019)	1,916	1,873
Additional paid-in capital	12,010,895	11,821,486
Accumulated deficit	(1,154,876)	(2,252,606)
Total Equity	10,857,935	9,570,753

TOTAL LIABILITIES AND EQUITY	$39,305,084	$37,707,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	882,625	334,532	2,121,268	859,587
Misc. income	4,211	589	70,578	8,238
TOTAL REVENUE	1,115,586	563,871	2,878,096	1,554,075

EXPENSES
Amortization of intangible assets	59,285	59,285	177,854	177,855
General and administrative	145,868	94,144	399,368	312,192
Property tax	5,960	5,537	20,617	16,650
Depreciation Expense	39,767	17,711	96,029	17,711
Interest expense	288,642	113,501	876,324	345,271
TOTAL EXPENSES	539,522	290,178	1,570,192	869,679

NET INCOME	576,064	273,693	1,307,904	684,396

Preferred Stock Dividends	(70,058)	(70,058)	(210,174)	(210,174)

NET INCOME ATTRIBUTABLE TO COMMON SHARES	$506,006	$203,635	$1,097,730	$474,222

Income Per Common Share:
Basic	$0.26	$0.11	$0.57	$0.25
Diluted	0.25	0.11	0.56	0.25

Weighted Average Number of Shares Outstanding:
Basic	1,915,200	1,872,939	1,909,151	1,871,093
Diluted	1,984,727	1,885,488	1,967,481	1,871,093

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended September 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940
Net Income	-	-	-	479,753	479,753
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	48,133	-	48,133
Balance at June 30, 2020	1,912,939	$1,913	$11,944,737	$(1,660,882)	$10,285,768
Net Income	-	-	-	576,064	576,064
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	3,200	3	66,158	-	66,161
Balance at September 30, 2020	1,916,139	$1,916	$12,010,895	$(1,154,876)	$10,857,935

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	197,245	197,245
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	63,954	-	63,954
Balance at March 31, 2019	1,870,139	$1,870	$11,680,108	$(2,792,081)	$8,889,897
Net Income	-	-	-	213,458	213,458
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	2,800	3	47,124	-	47,127
Balance at June 30, 2019	1,872,939	$1,873	$11,727,232	$(2,648,681)	$9,080,424
Net Income	-	-	-	273,693	273,693
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	47,127	-	47,127
Balance at September 30, 2019	1,872,939	$1,873	$11,774,359	$(2,445,046)	$9,331,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net Income	$1,307,904	$684,396

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	177,854	177,855
Amortization of debt costs	25,582	18,892
Stock-based compensation	189,452	158,208
Depreciation	96,029	17,711

Changes in operating assets and liabilities
Accounts payable, related party	-	(1,374)
Other assets	(276)	624
Deferred rent receivable	(586,707)	-
Prepaid expenses	(55,138)	(37,004)
Accounts payable	15,401	19,683
Security deposit	779,494	114,378
Accrued interest	(4,623)	(4,211)
Deferred revenue	37,227	36,583
Net cash provided by operating activities	1,982,199	1,185,741

Investing activities
Cash paid for land and cultivation facilities	(2,746,019)	(1,791,565)
Cash paid for cultivation facilities construction in progress	(6,686,138)	-
Net cash used in investing activities	(9,432,157)	(1,791,565)

Financing Activities
Principal payment on long-term debt	(542,980)	(381,872)
Cash dividends paid on preferred stock	(210,174)	(210,174)
Net cash used in financing activities	(753,154)	(592,046)

Net increase (decrease) in cash and cash equivalents	(8,203,112)	(1,197,870)

Cash and cash equivalents, beginning of period	$15,842,504	$1,771,011

Cash and cash equivalents, end of period	$7,639,392	$573,141

Supplemental disclosure of cash flow information:
Interest paid	$846,119	$330,590

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 30, 2020, as well as the 10-K/A filed on July 17, 2020.

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

The Trust is structured as a holding company and owns its assets through twelve wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2020, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 34 acres of land with approximately 164,000 sf of existing or under construction greenhouses leased to six separate medical cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During the nine months ended September 30, 2020, the Trust paid quarterly dividends of approximately $210,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Numerator:
Net Income	$576,064	$273,693	$1,307,904	$684,396
Preferred Stock Dividends	(70,058)	(70,058)	(210,174)	(210,174)
Numerator for basic and diluted EPS - income available to common Shareholders	$506,006	$203,635	$1,097,730	$474,222

Denominator:
Denominator for basic EPS - Weighted average shares	1,915,200	1,872,939	1,909,151	1,871,093
Dilutive effect of options	69,527	12,549	58,330	-
Denominator for diluted EPS - Adjusted weighted average shares	1,984,727	1,885,488	1,967,481	1,871,093

Basic income per common share	$0.26	$0.11	$0.57	$0.25
Diluted income per common share	$0.25	$0.11	$0.56	$0.25

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

3. ACQUISITIONS

On January 30, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 14, LLC, completed the acquisition of a greenhouse property in southern Colorado (“Maverick 14”). Maverick 14, 5.54 acres with an existing greenhouse and processing facility totaling approximately 9,300 square feet was acquired for $850,000. The purchase price plus acquisition expenses of $10,424 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, the Trust’s total capital commitment is $1,908,400 plus acquisition expenses. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $944,000.

On February 20, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Sherman 6, LLC, Power REIT completed the acquisition of a property in southern Colorado (“Sherman 6”). Sherman 6, 5.0 acres of vacant land, was acquired for $150,000 plus $724 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the property for $1,693,800. On August 25, 2020, Power REIT amended the lease with its tenant of Sherman 6, making an additional $151,301 available to fund the construction of an additional 2,520 square feet of head-house/processing space. Accordingly, the Trust’s total capital commitment is $1,995,101 plus acquisition costs. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $1,394,000.

On March 19, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 5, LLC completed the acquisition of a property in southern Colorado (“Maverick 5”). Maverick 5, 5.2 acres of vacant land, was acquired for $150,000. As part of the transaction, the Trust has agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. On May 1, 2020, the Trust amended the lease with its tenant of Maverick 5, making an additional $340,539 to fund the construction of an additional 5,040 square feet of greenhouse space at the property. Accordingly, Power REIT’s total capital commitment is $1,358,664. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $979,000.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On May 15, 2020, through a newly formed wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a 3.04 acre property (the “495 Property”) in York County, Maine for $1,000,000. The property includes a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. As part of the acquisition, Power REIT reimbursed its tenant, Sweet Dirt, $950,000 related to the partially built greenhouse and processing/distribution building and will fund up to approximately $2.97 million of additional costs to complete the construction. Accordingly, Power REIT’s total investment in the property is approximately $4.92 million plus acquisition expenses of $45,500. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $3,103,000.

On September 17, 2020, through the wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a property (the “505 Property”) in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58 acre property purchased for $400,000 plus $2,110 in closing costs and is adjacent to the 495 Property. As part of the transaction, Power REIT agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1.56 million. Accordingly, Power REIT ‘s total investment in the property is approximately $1.96 million. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $88,000.

On September 18, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 7, LLC, Power REIT completed the acquisition of a property in Southern Colorado (“Tamarack 7”). Tamarack 7, 4.32 acres of vacant land, was acquired for $150,000 plus $353 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of an 18,000 square feet greenhouse and processing facility for approximately $1.21 million. Accordingly, Power REIT’s total capital commitment is approximately $1.36 million plus acquisition costs. As of September 30, 2020, the total construction in progress that was funded by Power REIT is approximately $178,000.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the property improvements of 20 years.

Concurrent with the closing on the acquisitions, Power REIT entered into leases with tenants that are licensed for the production of medical cannabis cultivation at the facilities. The combined straight-line annual rent from these six acquisitions and two expansions are approximately $2,541,000 Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of each lease is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the tenants.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarized the allocation of the purchase consideration for Maverick 14 based on the fair values of the assets acquired:

Land	$150,000
Assets subject to depreciation:
Improvements (Greenhouses / Processing Building)	710,424

Total Assets Acquired	$860,424

The following table summarizes the allocation of the purchase considerations for Sweet Dirt based on the fair values of the assets acquired:

	495 Property	505 Property

Land	$267,011	$312,385

Construction in Progress	1,682,989	87,615

Total Assets Acquired	$1,950,000	$400,000

4. LONG-TERM DEBT

On November 6, 2015, PWRS, one of the subsidiaries of the Trust, borrowed $10,150,000 pursuant to a bond offering (the “PWRS Bonds”). The PWRS Bonds are secured by land and intangibles owned by PWRS and have a total obligation of $10,150,000. The PWRS Bonds carry a fixed annual interest rate of 4.34% and matures in 2034. During 2015, the Trust capitalized approximately $441,000 of expenses related to the PWRS Bonds of which approximately $97,000 was paid in cash and approximately 344,000 was incurred through issuance of debt. This amount is amortized over the life of the PWRS Bonds. As of September 30, 2020, and December 31, 2019, the balance of the PWRS Bonds was approximately $8,178,000 (net of unamortized debt costs of approximately $308,000) and $8,538,000 (net of unamortized debt costs of approximately $325,000), respectively.

On July 5, 2013, PWSS, one of the subsidiaries of the Trust, borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0%, a term of 10-years and amortizes based on a twenty-year principal amortization schedule. In addition to being secured by PWSS’ real estate assets, the term loan is secured by a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2020 and December 31, 2019 is approximately $558,000 (net of approximately $7,500 of capitalized debt costs which are being amortized over the life of the financing) and $579,000 (net of approximately $9,500 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 11 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2021. The balance of the Municipal Debt as of September 30, 2020 and December 31, 2019 is approximately $70,000 and $77,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On November 25, 2019, Power REIT, through a newly formed wholly owned subsidiary, completed a financing that is intended to provide capital for acquisition of additional properties on an accretive basis. The financing is in the form of long-term fixed rate bonds with gross proceeds of $15,500,000. The bonds carry a fixed interest rate of 4.62% and fully amortize over the life of the financing which matures in 2054 (35 years). The bonds are fully secured by the equity interest in Power REIT’s indirect wholly owned subsidiary – PWV. The total debt issuance costs of approximately $312,200 are amortized over the life of the financing. The balance of the loan as of September 30, 2020 and December 31, 2019 is $15,038,000 (net of approximately $305,000 of capitalized debt costs) and 15,168,000 (net of approximately $311,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2020 is as follows for the subsequent years ended December 31:

Total Debt
2020 (three months remaining)	$54,879
2021	635,502
2022	675,374
2023	1,168,408
2024	715,777
Thereafter	21,215,106
Long term debt	$24,465,046

5. LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term ranging between 20 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the nine months ended September 30, 2020 is approximately $2,808,000.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The aggregate annual cash to be received by the Trust on all leases related to its portfolio as of September 30, 2020 is as follows for the subsequent years ended December 31:

Total

2020 (three months remaining)	$786,855
2021	6,474,472
2022	7,472,013
2023	7,016,607
2024	4,559,310
Thereafter	88,549,223
Total	$114,858,480

6. EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the nine months ended September 30, 2020, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2019	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2020	106,000	7.96	1,257,160
Options vested at September 30, 2020	106,000	7.96	1,257,160

The weighted average remaining term of the options is approximately 1.86 years.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2020, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2019	24,033	6.14
Plan Awards	43,200	9.61
Restricted Stock Vested	(24,767)	7.65
Balance as of September 30, 2020	42,466	8.79

Stock-based Compensation

During the first nine months of 2020, the Trust recorded approximately $189,000 of non-cash expense related to restricted stock and options granted compared to approximately $158,000 for the first nine months of 2019. As of September 30, 2020, there was approximately $373,000 of total unrecognized share-based compensation expense, which expense will be recognized through the first quarter of 2023. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Power REIT’s 2020 Equity Incentive Plan was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of September 30, 2020, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 235,917.

Preferred Stock Dividends

During the first nine months of 2020, the Trust paid a total of approximately $210,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the nine months ended September 30, 2020, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the Company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2020, the Board of Trustees approved increasing the amount paid to HBP to $1,750 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. On July 1, 2020, the Board of Trustees approved increasing the amount paid to HBP to $2,500 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. A total of $18,000 was paid pursuant to this arrangement during the first nine months ended September 30, 2020 compared to $9,000 paid during the first nine months of 2019.

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

8. SUBSEQUENT EVENTS

On October 16, 2020, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2020 to shareholders of record on November 15, 2020.

On October 15, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE MF, LLC (“Propco”), Power REIT completed the acquisition of two properties in southern Colorado (the “MF Properties”). One parcel is 2.37 acres and the other parcel is 2.09 acres. The purchase price plus acquisition expenses of $150,513 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of a 33,744 square foot greenhouse and processing facility for a total capital commitment of approximately $3,060,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management’s current or future plans and objectives are forward-looking statements.

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the 2019 10-K. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a Maryland-domiciled Real Estate Investment Trust (REIT) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (CEA) in the United States. We are focused on making new acquisitions of real estate within the CEA sector related to food and cannabis production.

We are structured as a holding company and owns our assets through twelve wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

Prior to 2019, our focus was on the acquisition of real estate assets related to transportation and energy infrastructure. In 2019 we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. We are currently focused on making new acquisitions of real estate within the CEA sector related to food and cannabis cultivation.

As of September 30, 2020, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 34 acres of land with 164,000 square feet of existing or under construction greenhouses leased to medical cannabis operators. We are actively seeking to grow our portfolio of CEA for food and cannabis production. To that end, on October 15, 2020, we, through our wholly owned subsidiary acquired two properties totaling 4.46 acres located in Crowley County, Colorado (the “MF Properties”) for $150,000. In connection with the acquisition of the MF Properties, we entered into a triple-net lease (the “MF Lease”) with PSP Management LLC (“Monte Fiore”). The MF Lease provides that Monte Fiore is responsible for paying all expenses related to the MF Properties, including maintenance expenses, insurance and taxes. The MF Lease requires Monte Fiore to maintain a medical cannabis license and operate in accordance with all Colorado regulations with respect to its operations. As part of the MF Lease, Power REIT agreed to fund the construction of an approximately 34,000 square foot greenhouse/processing facility for a total capital commitment of $3.06 million. The MF Lease is structured whereby after an initial deferred rent period, the rental payments provide us with a full return of our original invested capital over the next three years, and thereafter provides an approximately 13.3% return increasing at 3% rate per annum. In addition, at any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven.

Recent Developments

During the third quarter ended September 30, 2020, we added to our portfolio of CEA properties by acquiring two new properties and expanding a lease on a property acquired in 2020.

On September 17, 2020, through the wholly owned subsidiary, PW ME CanRE SD, LLC, (“Propco”), we completed the acquisition of a property (“505 Property”) in York County, Maine by exercising an option we received at the time of the acquisition of a prior property which is adjacent to the 505 Property. The 505 Property is a 3.58 acre property that we purchased for $400,000. As part of the transaction, we agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for $1.56 million. Accordingly, our total investment in the 505 property, after completion of our construction commitments will be approximately $1.96 million. We intend to fund construction costs in addition to acquisition expenses from existing working capital. Propco has entered into a triple-net lease (the “Sweet Dirt Lease”) with the operator, (“Sweet Dirt”), such that Sweet Dirt is responsible for paying all expenses related to the 505 Property, including maintenance, insurance and taxes. The Sweet Dirt Lease is structured to provide a straight-line annual rent of approximately $373,000, representing an estimated yield on costs of approximately 19%. The term of the Sweet Dirt Lease is 20 years and provides two options to extend for additional five-year periods. The Sweet Dirt Lease also has financial guarantees from affiliates of Sweet Dirt.

The rent for the Sweet Dirt Lease is structured whereby after a nine-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return on invested capital. After the deferred-rent period, rent is structured to provide a 13.2% return based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven.

Sweet Dirt intends to operate as a licensed cannabis cultivation and processing facility. The Sweet Dirt Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. The combined properties are expected to be one of the largest cannabis greenhouse cultivation and processing/distribution properties in the state of Maine upon completion of both properties.

On September 18, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 7, LLC, (“Propco”), we completed the acquisition of a property in Southern Colorado (“Tamarack 7”). Tamarack 7 is 4.32 acres of vacant land approved for medical cannabis cultivation that we acquired for $150,000. As part of the transaction, we agreed to fund the construction of an 18,000 square feet greenhouse and processing facility space for approximately $1.21 million. Accordingly, our total capital commitment is approximately $1.36 million in addition to acquisition costs which we intend to be funded from existing working capital. Concurrent with the closing, Propco entered into a triple-net lease (the “Tamarack Lease”) with a tenant/operator (“Fifth Ace”) such that Fifth Ace is responsible for paying all expenses related to the property, including maintenance, insurance and taxes. The Tamarack Lease is structured to provide a straight-line annual rent of approximately $261,000, representing an estimated yield of over 18.5% over our investment. The term of the Tamarack Lease is 20 years and provides two options to extend the terms of the Tamarack Lease for additional five-year periods. The Tamarack Lease also has financial guarantees from affiliates of Fifth Ace.

The rent for the Tamarack Lease is structured whereby after a nine-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return on invested capital. After the deferred-rent period, rent is structured to provide a 12.9% return based on the original invested capital amount with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be decreased to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. The Tamarack Lease requires Fifth Ace to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations.

The acquisitions are accounted for as asset acquisitions under ASC 805-50. We have established a depreciable life for the greenhouses of 20 years.

On August 25, 2020, we amended the lease with the tenant of our Sherman 6 property located in southern Colorado, making an additional $151,301 available to fund the construction of an additional 2,520 square feet of head-house/processing space. The amended lease results in additional straight-line annual rent of approximately $29,000, which translates to a greater than an 18% yield on our investment.

The following table is a summary of the Trust’s properties as of October 28, 2020:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV (Norfolk Southern)	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	26	803,117	9,183,548
	Solar Farm Land Total	501	87.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav Lot 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman Lot 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Original - Mav Lot 5	Crowley County, CO	5.20	15,000	Apr-20	20	256,743	1,358,664
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
MF - Tam Lot 13	Crowley County, CO	2.37	9,384	Oct-20	20	87,964	425,000
MF - Tam Lot 14	Crowley County, CO	2.09	24,360	Oct-20	20	490,700	2,637,300
	CEA Total	38.47	197,750			$3,615,750	$19,240,489
Grand Total						$5,580,861	$40,129,575

1 Solar Farm Land size represents Megawatts and CEA property size represents square feet

2 Not including renewal options

3 Rent represents straight line net rent

4 Gross Book Value represents total commitment

Note: Size, Rent and Gross Book Value assume completion of approved construction

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2019 10-K.

Results of Operations

Three Months Ended September 30, 2020 and 2019

Revenue during the three months ended September 30, 2020 and 2019 was $1,115,586 and $563,871 respectively. Revenue during the three months ended September 30, 2020 consisted of revenue from lease income from direct financing lease of $228,750, rental income of $882,625 and miscellaneous income of $4,211. The increase in total revenue was primarily related to a $548,093 increase in rental income from newly acquired properties. Expenses for the three months ended September 30, 2020 increased by $249,344 as compared to total expenses for the three months ended September 30, 2019 primarily due to an increase in general and administrative expenses of $51,724 due to an increase in NYSE listing fees and an increase in stock compensation, and an increase in interest expense of $175,141 as a result of the previously disclosed financing that closed in November 2019. Net income attributable to Common Shares during the three months ended September 30, 2020 and 2019 was approximately $506,006 and $203,635, respectively. Net income increased by $302,371 primarily due to the increase in rental income which was offset by an increase in general and administrative expenses and an increase in interest expense.

For the three months ended September 30, 2020 and 2019, we paid a cash dividend to our holders of Series A Preferred Stock of $70,058.

Nine Months Ended September 30, 2020 and 2019

Revenue during the nine months ended September 30, 2020 and 2019 was $2,878,096 and $1,554,075 respectively. Revenue during the nine months ended September 30, 2020 consisted of revenue from lease income from direct financing lease of $686,250, rental income of $2,121,268 and miscellaneous income of $70,578. The increase in total revenue was primarily related to a $1,261,681 increase in rental income from newly acquired properties. Expenses for the nine months ended September 30, 2020 increased by $700,513 as compared to total expenses for the nine months ended September 30, 2019 primarily due to an increase in general and administrative expenses of $87,176 due to an increase in audit, NYSE listing and stock compensation fees, an increase in depreciation expense of $78,318 due to the newly acquired properties and an increase in interest expense of $531,053 as a result of the previously disclosed financing that closed in November 2019. Net income attributable to Common Shares during the first nine months of 2020 and 2019 was approximately $1,097,730 and $474,222, respectively. The difference between our 2020 and 2019 results were principally attributable to the following: a $1,261,681 increase in of rental income from newly acquired properties, a $62,340 increase in miscellaneous income due to more interest income, offset by a $78,318 increase in depreciation expense, a $87,176 increase in general and administrative expenses and a $531,053 increase in interest expense.

For the nine months ended September 30, 2020 and 2019, we paid a cash dividend to our holders of Series A Preferred Stock of $210,174.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $7,639,392 as of September 30, 2020, a decrease of $8,203,112 from December 31, 2019. During the nine months ended September 30, 2020, the primary use of cash was for working capital requirements and investment activities that included $2,746,019 paid for land and cultivation facilities and $6,686,138 paid for construction in progress for cultivation facilities. Net cash used in financing activities or the nine months ended September 30, 2020 included $542,980 of payments on long-term debt and $210,174 for dividend payments to the holders of our Series A Preferred Stock.

With the cash available in early November 2020, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we intend to rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on assets. Based on our leases in place and rental income as of September 30, 2020, we anticipate generating $5,642,709 in cash rent over the next twelve months. At September 30, 2020, we owed debt in the principal amount of $24,465,046, of which $631,082 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

FUNDS FROM OPERATIONS – NON GAAP FINANCIAL MEASURES

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which management believes is a useful indicator of our operating performance. Core FFO is a non-GAAP financial measure. Core FFO should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Core FFO is not defined by GAAP. The following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure.

Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of the Company’s period-over-period performance. These items include non-recurring expenses, such as one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense, amortization and certain up, front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. We believe that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing us to other REITs that disclose similarly Core FFO figures, and when analyzing changes in our performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, our Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

A reconciliation of our Core FFO to net income for the three and nine months ended September 30, 2019 and 2018 is included in the table below (in thousands):

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$576,064	$273,693	$1,307,904	$684,396
Stock-Based Compensation	66,161	47,127	189,452	158,208
Interest Expense - Amortization of Debt Costs	8,527	6,297	25,582	18,892
Amortization of Intangible Asset	59,285	59,285	177,854	177,855
Depreciation on Land Improvements	39,767	17,711	96,029	17,711
Core FFO Available to Preferred and Common Stock	749,804	404,113	1,796,821	1,057,062

Preferred Stock Dividends	(70,058)	(70,058)	(210,174)	(210,174)

Core FFO Available to Common Shares	$679,746	$334,055	$1,586,647	$846,888

Weighted Average Shares Outstanding (basic)	1,915,200	1,872,939	1,909,151	1,871,093

Core FFO per Common Share	0.35	0.18	0.83	0.45

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2020 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, the subject of claims and suits arising out of matters related to our business. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which we are party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted our business because of defense costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2019 10-K which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this Report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2019 10K. There have been no material changes from the risk factors disclosed in the 2019 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

Exhibit 10.20	Amendment to Lease Agreement between PW ME CanRE SD, LLC and NorthEast Kind Assets, LLC dated May 15, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of September 18, 2020.

Exhibit 10.21	Amendment to Lease Agreement between PW CO CanRE Sherman 6, LLC and Greenstreet, LLC dated February 1, 2020, incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of September 18, 2020.

Exhibit 10.22	Lease Agreement between PW CO CanRE Tam 7, LLC and Fifth Ace, LLC dated September 18, 2020 incorporated herein by reference to such exhibit to the Registrant’s current report on Form 8-K filed with the Commission as of September 21, 2020.

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2020 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: October 28, 2020

