Form 10-K
period 2020-12-31
Power REIT
filed 2021-03-24
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36312

POWER REIT

(Exact name of registrant as specified in its charter)

Maryland	45-3116572
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, New York 11804

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212) 750-0371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares	PW	NYSE American, LLC

7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share	PW.A	NYSE American, LLC

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2020, the Registrant’s most recently completed second fiscal quarter, was approximately $39,752,194 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2020 of $28.75.

As of March 24, 2021, there were 3,299,233 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) document contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements by the use of words such as “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “would,” “should,” “project,” “plan,” “assume” or other similar words or expressions, or negatives of such words or expressions, although not all forward-looking statements can be identified in this way. All statements contained in this document regarding strategy, plans, future operations, projected financial condition or results of operations, prospects, the future of Power REIT’s industries and markets, outcomes that might be obtained by pursuing management’s plans and objectives, and similar subjects, are forward-looking statements. Over time, Power REIT’s actual performance, results, financial condition and achievements may differ from the anticipated performance, results, financial condition and achievements that are expressed or implied by Power REIT’s forward-looking statements, and such differences may be significant and materially adverse to Power REIT and its security holders.

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

Summary Risk Factors

The following is a summary of the risks relating to the Company. A more detailed description of each of the risks can be found below under the section captioned “Risk Factors”.

Risks Related to our Operations

●	Our business activities, and the business activities of our cannabis tenant, while believed to be compliant with applicable U.S. state and local laws, are currently illegal under U.S. federal law.
●	Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We operate in a highly competitive market for investment opportunities and we may be unable to identify and complete acquisitions of real property assets.
●	Because we may distribute a significant portion of our income to our stockholders or lenders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
●	The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few number of investments, industries and lessees.
●	Our Property portfolio has a high concentration of properties located in certain states.
●	If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease and we could default on our loans, which are secured by collateral in our properties and assets.
●	Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

●	The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.
●	The ability of the Trust to service its obligations and pay dividends depends on the ability of its wholly-owned subsidiaries to make distributions to it.
●	We are dependent upon Mr. David H. Lesser for our success. On occasion, his interests may conflict with ours.
●	From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with the Trust’s interests.
●	Our lessees and many future lessees will likely be structured as special purpose vehicles (“SPVs”), and therefore their ability to pay us is expected to be dependent solely on the revenues of a specific project, without additional credit support.
●	Some losses related to our real property assets may not be covered by insurance or indemnified by our lessees, and so could adversely affect us.
●	Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.
●	Changes in interest rates may negatively affect the value of our assets, our access to debt financing and the trading price of our securities.
●	Our quarterly results may fluctuate.
●	We may not be able to sell our real property assets when we desire. In particular, in order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.
●	We may fail to remain qualified as a REIT, which would reduce the cash available for distribution to our shareholders and may have other adverse consequences.
●	If an investment that was initially believed to be a real property asset is later deemed not to have been a real property asset at the time of investment, we could lose our status as a REIT or be precluded from investing according to our current business plan.
●	If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on the price of our securities.
●	Net leases may not result in fair market lease rates over time.
●	If a sale-leaseback transaction is recharacterized in a lessee’s bankruptcy proceeding, our financial condition could be adversely affected.
●	Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts and have an adverse impact on the price of our common shares.

Risks Related to Our Investment Strategy

●	Our focus on non-traditional real estate asset classes including CEA, alternative energy and transportation infrastructure sectors will subject us to more risks than if we were broadly diversified to include other asset classes.
●	Renewable energy resources are complex, and our investments in them rely on long-term projections of resource and equipment availability and capital and operating costs; if our or our lessees’ projections are incorrect, we may suffer losses.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and in the supply of and demand for infrastructure consumption.

●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	If the development of renewable energy projects slows, we may have a harder time sourcing investments.
●	Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	Factors could lead to the Trust losing one or both of its NYSE listings.
●	Low trading volumes in the Trust’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.
●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.
●	Our ability to issue preferred stock in the future could adversely affect the rights of existing holders of our equity securities.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our equity securities is subject to interest rate risk.
●	Inflation may negatively affect the value of our equity securities and the dividends we pay.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt, and the interests of holders of Series A Preferred Stock could be diluted by the issuance of additional parity-preferred securities and by other transactions.
●	Holders of Series A Preferred Stock have limited voting rights.
●	The change of control conversion and delisting conversion features of our Series A Preferred Stock may not adequately compensate a holder of such securities upon a Change of Control or Delisting Event (as such terms as defined in regard to our Series A Preferred Stock), and the change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our trust or may discourage a party from taking over our trust.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value or at a discount to the issuance value of shares of Series A Preferred Stock already issued.

Risks Related to Regulation

●	We cannot assure you that our equity securities will remain listed on the NYSE American.
●	The U.S. federal government’s approach towards cannabis laws may be subject to change or may not proceed as previously outlined.
●	Laws, regulations and the policies with respect to the enforcement of such laws and regulations affecting the cannabis industry in the United States are constantly changing, and we cannot predict the impact that future regulations may have on us.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.
●	We and our cannabis tenant may have difficulty accessing the service of banks, which may make it difficult for us and for them to operate.

PART I

Item 1. Business.

Overview

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States. In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. CEA in the form of a greenhouse uses approximately 70% less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

Our growth strategy focuses on identifying attractive real estate opportunities that exhibit attractive risk adjusted yields on investment relative to traditional real estate sectors. We are currently focused on making new acquisitions of real estate within the CEA sector related to cannabis cultivation. We believe there will be continued strong demand for cannabis related CEA in the form of greenhouses which we believe is the sustainable business model that can produce plants at a lower cost in an environmentally friendly way. We believe a convergence of changing public attitudes and increased cannabis legalization momentum in certain states creates an attractive opportunity to invest in cannabis related real estate. We expect that acquisition opportunities will continue to expand as additional states legalize the use of cannabis.

We believe there is strong demand for capital from licensed cannabis cultivators that currently do not have access to traditional financing sources such as bank debt. Our construction financing and sale leaseback solutions provide attractive financing that allows cannabis operators to add additional growing capacity and/or invest in the growth of their business. Our tenants that are cannabis operators are able to achieve strong rent coverage based on the growing capacity of their facilities and the current wholesale price of cannabis. In addition, we believe our unique and flexible lease structure for cannabis operators, which typically includes a period of higher rent in the initial years of the lease and a reset to a lower rent for the remainder of the lease term provides strong protection to our investment basis while setting the tenant up for long-term success in the event cannabis prices decrease or federal legalization of cannabis is enacted.

Corporate Structure

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. Currently, the Trust is structured as a holding company and owns its assets through fourteen wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue.

The chart below shows the organizational structure of the Trust as of December 31, 2020.

2020 Highlights

During 2020, we acquired nine CEA properties in Colorado and Maine totaling approximately 187,000 square feet of greenhouses and cultivation/processing buildings representing a total capital commitment of approximately $17.9 million (consisting of purchase price and development costs but excluding transaction costs). Power REIT entered into seven new triple-net leases and three lease amendments with state-licensed medical cannabis operators related to these acquisitions which generate straight-line annualized rent of approximately $3.4 million, representing greater than over 18% yield on invested capital.

	Year Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019

Revenue	$4,272,709	$2,180,898	$1,394,613	$626,823

Net Income Attributable to Common Shareholders	$1,891,644	$666,662	$793,914	$192,440
Net Income per Common Share (diluted)	0.96	0.36	0.40	0.10

Core FFO Available to Common Shareholders	$2,560,225	$1,173,958	$973,578	$327,070
Core FFO per Common Share	1.34	0.63	0.51	0.17

Growth Rates:
Revenue	96%		122%
Net Income Attributable to Common Shareholders	184%		313%
Net Income per Common Share (diluted)	167%		300%
Core FFO Available to Common Shareholders	118%		198%
Core FFO per Common Share	113%		200%

*see Net Income to Core FFO reconciliation in Item 7 below.

2020 Acquisitions

On January 31, 2020, PW CO CanRe Mav 14, LLC (“PW Mav 14”), one of our indirect subsidiaries, acquired 5.54 acres of land in Colorado (the “Mav 14 Property”) with an existing greenhouse and processing facility totaling 9,300 square-feet for the cultivation of cannabis for $850,000. Concurrent with the closing, PW Mav 14 entered into a triple-net lease (the “Mav 14 Lease”) with its current tenant (the “Mav 14 Tenant”) who is responsible for paying all expenses related to the Mav 14 Property including maintenance expenses, insurances and taxes. As part of the transaction, PW Mav 14 agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the Mav 14 Tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the Mav 14 Property. Accordingly, the Trust’s total capital commitment is $1,908,400. The term of the Mav 14 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 14 Lease also has financial guarantees from affiliates of the Mav 14 Tenant. The Mav 14 Tenant intends to operate as a licensed medical cannabis cultivation and processing facility. The rent for the Mav 14 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 14 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Mav 14 Lease requires the Mav 14 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 14 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 14 Property. The straight-line annual rent of approximately $354,000 represents an estimated yield of over 18%. The construction on the project is substantially completed and the project is currently operational.

On February 20, 2020, PW CO CanRe Sherman 6, LLC (“PW Sherm 6”), one of our indirect subsidiaries, closed on the acquisition of 5.0 acres of vacant land in Colorado (the “Sherman 6 Property”) for $150,000. As part of the transaction, PW Sherm 6 agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the Sherman 6 Property for $1,693,800. Accordingly, Power REIT’s total capital commitment is $1,843,800. On February 1, 2020, PW Sherm 6 entered into a triple-net lease (the “Initial Sherman Lease”) with its tenant (the “Sherman 6 Tenant”) such that the Sherman 6 Tenant is responsible for paying all expenses related to the Sherman 6 Property including maintenance expenses, insurances and taxes. The term of the Initial Sherman Lease is 20 years and provides two options to extend for additional five-year periods. The Initial Sherman Lease also has financial guarantees from affiliates of the tenants. The tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Initial Sherman Lease is structured whereby after a nine-month deferred-rent period, the rental payments provide PW Sherm 6 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Initial Sherman Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Initial Sherman Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Sherman 6 Property. The additional straight-line annual rent of approximately $346,000 represents an estimated yield of over 18%. The construction on the project is substantially completed and the project is currently operational.

On August 25, 2020, PW Sherm 6 entered into an agreement (as amended, the “Sherman Lease”) for the expansion of the Sherman 6 Property with the Sherman 6 Tenant. The expansion consists of approximately 2,520 square feet of additional greenhouse/headhouse space. The Sherman 6 Tenant is responsible for implementing the expansion and PW Sherm 6 will fund the cost of such expansion up to a total of $151,301, with any additional amounts funded by the Sherman 6 Tenant. Once completed, Power REIT’s total investment in the Sherman 6 Property will be $1,995,101. As part of the agreement, PW Sherm 6 and the Sherman 6 Tenant have amended the Lease whereby after a nine month period, the additional rental payments provide PW Sherm 6 with a full return of its original invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% rate per annum. The additional straight-line rent of approximately $29,000 represents an estimated yield of over 18%.

On March 19, 2020, PW CO CanRe Mav 5, LLC (“PW Mav 5”), one of our indirect subsidiaries purchased a 5.2 acre of vacant land in Colorado for $150,000 (the “Mav 5 Property”). As part of the acquisition, the Trust agreed to fund the immediate construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space for $868,125. Accordingly, Power REIT’s total capital commitment is $1,018,125. Concurrent with the closing, PW Mav 5 entered into a triple-net lease (the “Mav 5 Lease”) with its current tenant (the “Mav 5 Tenant”) who is responsible for paying all expenses related to the property including maintenance expenses, insurances and taxes. The term of the Mav 5 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 5 Lease also has financial guarantees from affiliates of the Mav 5 Tenant. The Mav 5 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Mav 5 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW MAV 5 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 5 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 5 Property. The straight-line annual rent of approximately $193,000 represents an estimated yield of over 18%.

On May 1, 2020, PW Mav 5, entered into an agreement for a 5,040 square-foot greenhouse expansion. Our investment in the expansion is $340,539 and a lease amendment, entered into on May 1, 2020 is structured to provide rent on similar economics to the original Mav 5 Lease and provides additional straight-line annual rent of approximately $63,000, representing an estimated yield of over 18%. The construction on the project is substantially completed and the project is currently operational.

On May 15, 2020, PW ME CanRe SD, LLC (“PW SD”), one of our indirect subsidiaries, acquired a 3.06-acre property in York County, Maine for $1,000,000 (the “495 Property”). The SD Property includes a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. Simultaneous with the acquisition, PW SD entered into a lease (the “SD Lease”) with an operator (“Sweet Dirt”). As part of the acquisition, PW SD reimbursed Sweet Dirt for $950,000 of the approximately $1.5 million Sweet Dirt has incurred related to the construction and agreed to fund up to approximately $2.97 million of costs to complete the construction. Accordingly, our total investment in the 495 Property will be approximately $4.92 million which translates to approximately $138 per square foot for a state-of-the-art Controlled Environment Agriculture Greenhouse (“CEAG”). The rent for the Sweet Dirt Lease is structured whereby after a six-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return of invested capital. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. SD Lease is structured to provide straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. The SD Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. In addition, we received an option to acquire an adjacent 3.58 vacant parcel (the “505 Property”) that is owned by Sweet Dirt for $400,000 which provides us the option to finance additional cultivation and processing space for Sweet Dirt.

On September 18, 2020, PW SD completed the acquisition of the 505 Property in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58-acre property purchased for $400,000 plus closing costs and is adjacent to the 495 Property. Concurrently with the closing of the acquisition of the 505 Property, PW SD and Sweet Dirt entered into an amendment to the SD Lease whereby after a nine-month deferred-rent period, the rental payments provide PW SD a full return of invested capital over the next three years. Thereafter, rent is structured to provide a 13.2% return based on invested capital with annual rent increases of 3% per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The amended SD Lease provides for a straight-line annual rent of approximately $373,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. As part of the transaction, the Trust agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1.56 million. Accordingly, the Trust’s total investment in the 505 Property will be approximately $1.96 million.

On September 18, 2020, PW CO CanRE Tam 7, LLC (“Tam 7”), one of our indirect subsidiaries, acquired a 4.32-acre property in Crowley County, Colorado for $150,000 (the “Tam 7 Property”). As part of the transaction, Tam 7 agreed to fund the immediate construction of 18,000 square feet of greenhouse and processing space on the Tam 7 Property for approximately $1.22 million. Accordingly, the Trust’s total capital commitment will be $1,364,585. Concurrent with the closing, Tam 7 entered into a triple-net lease (the “Tam 7 Lease”) with its current tenant (the “Tam 7 Tenant”) who is responsible for paying all expenses related to the Tam 7 Property including maintenance expenses, insurances and taxes. The term of the Tam 7 Lease is 20 years and provides two options to extend for additional five-year periods. The Tam 7 Lease also has financial guarantees from affiliates of the Tam 7 Tenant. The Tam 7 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 7 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide Tam 7 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 7 Lease requires the Tam 7 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations and prohibits the retail sale of cannabis and cannabis-infused products from the property. The additional straight-line annual rent of approximately $262,000 represents an estimated yield of over 18.5% on invested capital. The project is currently under construction and should be completed by May 2021.

On October 2, 2020, PW CO CanRE MF, LLC (“PW MF”), one of our indirect subsidiaries, acquired two properties in Crowley County, Colorado approved for cannabis cultivation for $150,000 (the “PW MF Properties”). One parcel is 2.37 acres, and the other parcel is 2.09 acres. As part of the transaction, the PW MF agreed to fund the immediate construction of 33,744 square feet of greenhouse and processing space on the PW MF Properties for $2,912,300. Accordingly, the Trust’s total capital commitment will be approximately $3,062,000. On October 15, 2020, PW MF entered into a triple-net lease (the “PSP Lease”) with PSP Management LLC (“PSP”) who is responsible for paying all expenses related to the PW MF Properties including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional twenty-year periods. The PSP Lease also has financial guarantees from affiliates of PSP. PSP intends to operate as a licensed cannabis cultivation and processing facility. The rent for the PSP Lease is structured whereby after deferred-rent period, the rental payments provide PW MF a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13.3% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The PSP Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The PSP Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW MF Properties. The additional straight-line annual rent of approximately $579,000 represents an estimated yield of approximately 18.9%. The project is currently under construction and should be completed by August 2021.

On December 4, 2020, PW CO CanRE Tam 19, LLC (“PW Tam 19”), one of our indirect subsidiaries, acquired a 2.11 parcel of land in Crowley County, Colorado approved for cannabis cultivation for $75,000 (the “PW Tam 19 Property”). As part of the transaction, PW Tam 19 agreed to fund the immediate construction of 18,528 square feet of greenhouse and processing space on the PW Tam 19 Property for $1,236,116. Accordingly, the Trust’s total capital commitment will be approximately $1,311,000. Concurrent with the closing, PW Tam 19 entered into a triple-net lease (the “Tam19 Lease”) with Green Mile Cultivation, LLC (“Tam 19 Tenant”) who is responsible for paying all expenses related to PW Tam 19 Property including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The Tam 19 Lease has financial guarantees from affiliates of Tam 19 Tenant. The Tam 19 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 19 Lease is structured whereby after a deferred-rent period, the rental payments provide PW Tam 19 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 19 Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Tam 19 Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW Tam 19 Property. The additional straight-line annual rent of approximately $252,000 represents an estimated yield of approximately 18.5%. The project is currently under construction and should be completed by August 2021.

2021 Acquisitions

On January 4, 2021, we acquired two properties located in southern Colorado through a newly formed wholly owned subsidiary (“PW Grail”) of our wholly owned subsidiary for $150,000. The properties (the “Grail Properties”) are comprised of 4.41 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.84 million including the land acquisition cost. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Project”) which will operate a cannabis cultivation facility. The lease requires Grail Project to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Grail Project’s Lease provides four, five-year renewal options. The lease also has a personal guarantee from the owner of Grail Project. Grail Project intends to operate the Grail Properties as licensed cannabis cultivation and processing facilities. The rent for the Grail Project Lease is structured whereby after a six-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.9% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. On February 23, 2021 PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million.

On January 14, 2021, we acquired a property (the “Apotheke Property”) for $150,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Apotheke”) of our wholly owned subsidiary which is comprised of 4.31 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.8 million including the land acquisition cost. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with DOM F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, Apotheke Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owner of Dom F. and Dom F intends to operate the Apotheke Property as a licensed cannabis cultivation and processing facility. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

On January 29, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). The purchase price was $7.685 million and we paid for the property with $2.685 million cash on hand and the issuance of 192,678 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. Canndescent is a premium flower brand for luxury cannabis in California. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes. The rent for the Canndescent Lease is structured to provide straight-line annual rent of approximately $1,074,000.

On March 12, 2021, we acquired a property (the “Gas Station Property”) for $85,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Gas Station”) of our wholly owned subsidiary which is comprised of 2.2 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.1 million including the land acquisition cost. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, Gas Station Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owners of Gas Station and they intend to operate the Gas Station Property as a licensed cannabis cultivation and processing facility. The rent for the Gas Station Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13.3% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

Management and Trustees - Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In July, 2020 Susan Hollander was named Chief Accounting Officer with responsibility for all strategic accounting, compliance and financial reporting functions. In July, 2020 we also announced the appointment of Paula Poskon to our board of Trustees. Ms. Poskon has 20+ years expertise in real estate and capital markets with a particular focus on REITS. Currently, Power REIT has no other officers or employees but as Power REIT’s business grows, the Trust will from time to time evaluate its staffing and third-party service needs and adjust its staffing as necessary.

We believe that our success depends on our ability to retain our key personnel, primarily David Lesser, our Chairman and Chief Executive Officer. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Growth and Investment Strategies

In 2019 and 2020, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. CEA uses approximately 70% less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

Our growth strategy focuses on identifying attractive real estate opportunities that exhibit attractive risk adjusted yields on investment relative to traditional real estate sectors. We are currently focused on making new acquisitions of real estate within the CEA sector related to cannabis cultivation. We believe there will be continued strong demand for cannabis related CEA which we believe is the sustainable business model that can produce plants at a lower cost in an environmentally friendly way. We believe a convergence of changing public attitudes and increased cannabis legalization momentum in certain states creates an attractive opportunity to invest in cannabis related real estate. We expect that acquisition opportunities will continue to expand as additional states legalize the use of cannabis.

We believe there is strong demand for capital from licensed cannabis cultivators that currently do not have access to traditional financing sources such as bank debt. Our construction financing and sale leaseback solutions provide attractive financing that allows cannabis operators to add additional growing capacity and/or invest in the growth of their business. Our tenants that are cannabis operators are able to achieve strong rent coverage based on the growing capacity of their facilities and the current wholesale price of cannabis. In addition, we believe our unique and flexible lease structure for cannabis operators, which typically includes a period of higher rent in the initial years of the lease and a reset to a lower rent for the remainder of the lease term provides strong protection to our investment basis while setting the tenant up for long-term success in the event cannabis prices decrease or federal legalization of cannabis is enacted.

Properties

As of December 31, 2020, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 41 acres of land with 216,278 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA for food and cannabis cultivation.

Below is a chart that summarizes our properties as of December 31, 2020:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV (Norfolk Southern)	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117	9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav Lot 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman Lot 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Original - Mav Lot 5	Crowley County, CO	5.20	15,000	Apr-20	20	256,743	1,358,664
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
Monte Fiore - Tam Lot 13	Crowley County, CO	2.37	9,384	Oct-20	20	87,964	425,000
Monte Fiore - Tam Lot 14	Crowley County, CO	2.09	24,360	Oct-20	20	490,700	2,637,300
Green Mile - Tam Lot 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061	1,311,116
	CEA Total	40.58	216,278			$3,867,811	$20,551,605
Grand Total						$5,832,922	$41,440,691

[1]	Solar Farm Land size represents Megawatts and CEA property size represents square feet
[2]	Not including renewal options
[3]	Rent represents straight line net rent
[4]	Gross Book Value represents total commitment

Note: Size, Rent and Gross Book Value assume completion of approved construction

Railway Properties

Pittsburgh & West Virginia Railroad (“P&WV”) is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). Norfolk Southern Corporation has an investment grade rating of Baa1 by Moody’s Investor Services. P&WV’s assets consist of a railroad line of approximately 112 miles in length plus branch lines, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant was required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 100 acres of land leased to five (5) utility scale solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash following an abatement period, payable annually in advance, and without escalation during the 25-year term of the leases. The tenants have up to two renewal options, the first of which is for 5 years, and the second of which is for 4 years and 11 months. At the end of the 25-year terms, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. With each such extension option are required to be undertaken by tenant under certain circumstances. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For each of the twelve months ended December 31, 2020 and 2019, PWRS recorded rental income of $803,116.

CEA Properties

In July 2019, PW CO CanRE JAB, LLC (“PW JAB”), one of our indirect subsidiaries, acquired two properties (the “JAB Properties”) in southern Colorado that have approximately 7.3 acres with 18,612 square feet of greenhouse cultivation and processing space. At the time of the acquisition, PW JAB entered into two cross-collateralized and cross-defaulted triple-net leases with JAB Industries Ltd. (doing business as Wildflower Farms) (the “JAB Tenant”) for the JAB Properties. The leases provide that the JAB Tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the JAB Tenant. The JAB Tenant intends to operate the JAB Properties as licensed medical cannabis cultivation and processing facilities. The rent for each of the leases is structured whereby after a six-month free-rent period, the rental payments provide the PW JAB a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return on invested capital, which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The JAB Tenant is an affiliate of a company that owns and operates two indoor cannabis cultivation facilities and five dispensary locations in the State of Colorado along with several other cannabis related projects under development. The leases require the JAB Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The leases prohibit the retail sale of the JAB Tenant’s cannabis and cannabis-infused products from the JAB Properties. The straight-line annual rent of approximately $331,000 represents an estimated yield of over 18%.

On November 1, 2019, PW JAB, entered into an agreement with the JAB Tenant to expand the greenhouse at the 5.2-acre property from approximately 5,616 rentable square feet of greenhouse to approximately 16,416 square feet. Our investment in the expansion was $900,000 and the lease amendment is structured to provide rent on similar economics to the original leases and provides additional straight-line annual rent of approximately $165,000, representing an estimated yield of over 18%. The completion of this expansion occurred in July 2020.

On January 31, 2020, PW CO CanRe Mav 14, LLC (“PW Mav 14”), one of our indirect subsidiaries, acquired 5.54 acres of land in Colorado (the “Mav 14 Property”) with an existing greenhouse and processing facility totaling 9,300 square-feet for the cultivation of cannabis for $850,000. Concurrent with the closing, PW Mav 14 entered into a triple-net lease (the “Mav 14 Lease”) with its current tenant (the “Mav 14 Tenant”) who is responsible for paying all expenses related to the Mav 14 Property including maintenance expenses, insurances and taxes. As part of the transaction, PW Mav 14 agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the Mav 14 Tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the Mav 14 Property. Accordingly, the Trust’s total capital commitment is $1,908,400. The term of the Mav 14 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 14 Lease also has financial guarantees from affiliates of the Mav 14 Tenant. The Mav 14 Tenant intends to operate as a licensed medical cannabis cultivation and processing facility. The rent for the Mav 14 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 14 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Mav 14 Lease requires the Mav 14 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 14 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 14 Property. The straight-line annual rent of approximately $354,000 represents an estimated yield of over 18%. The construction on the project is completed and the project is currently operational.

On February 20, 2020, PW CO CanRe Sherman 6, LLC (“PW Sherm 6”), one of our indirect subsidiaries, closed on the acquisition of 5.0 acres of vacant land in Colorado (the “Sherman 6 Property”) for $150,000. As part of the transaction, PW Sherm 6 agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the Sherman 6 Property for $1,693,800. Accordingly, Power REIT’s total capital commitment is $1,843,800. On February 1, 2020, PW Sherm 6 entered into a triple-net lease (the “Initial Sherman Lease”) with its tenant (the “Sherman 6 Tenant”) such that the Sherman 6 Tenant is responsible for paying all expenses related to the Sherman 6 Property including maintenance expenses, insurances and taxes. The term of the Initial Sherman Lease is 20 years and provides two options to extend for additional five-year periods. The Initial Sherman Lease also has financial guarantees from affiliates of the tenants. The tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Initial Sherman Lease is structured whereby after a nine-month deferred-rent period, the rental payments provide PW Sherm 6 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Initial Sherman Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Initial Sherman Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Sherman 6 Property. The additional straight-line annual rent of approximately $346,000 represents an estimated yield of over 18%. The construction is complete and the project is currently operational.

On August 25, 2020, PW Sherm 6 entered into an agreement (as amended, the “Sherman Lease”) for the expansion of the Sherman 6 Property with the Sherman 6 Tenant. The expansion consists of approximately 2,520 square feet of additional greenhouse/headhouse space. The Sherman 6 Tenant is responsible for implementing the expansion and PW Sherm 6 will fund the cost of such expansion up to a total of $151,301, with any additional amounts funded by the Sherman 6 Tenant. Once completed, Power REIT’s total investment in the Sherman 6 Property will be $1,995,101. As part of the agreement, PW Sherm 6 and the Sherman 6 Tenant have amended the Lease whereby after a nine-month period, the additional rental payments provide PW Sherm 6 with a full return of its original invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% rate per annum. The additional straight-line rent of approximately $29,000 represents an estimated yield of over 18%.

On March 19, 2020, PW CO CanRe Mav 5, LLC (“PW Mav 5”), one of our indirect subsidiaries purchased a 5.2 acre of vacant land in Colorado for $150,000 (the “Mav 5 Property”). As part of the acquisition, the Trust agreed to fund the immediate construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space for $868,125. Accordingly, Power REIT’s total capital commitment is $1,018,125. Concurrent with the closing, PW Mav 5 entered into a triple-net lease (the “Mav 5 Lease”) with its current tenant (the “Mav 5 Tenant”) who is responsible for paying all expenses related to the property including maintenance expenses, insurances and taxes. The term of the Mav 5 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 5 Lease also has financial guarantees from affiliates of the Mav 5 Tenant. The Mav 5 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Mav 5 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW MAV 5 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 5 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 5 Property. The straight-line annual rent of approximately $193,000 represents an estimated yield of over 18%.

On May 1, 2020, PW Mav 5, entered into an agreement for a 5,040 square-foot greenhouse expansion. Our investment in the expansion is $340,539 and a lease amendment, entered into on May 1, 2020 is structured to provide rent on similar economics to the original Mav 5 Lease and provides additional straight-line annual rent of approximately $63,000, representing an estimated yield of over 18%. The construction on the project is complete and the project is currently operational.

On May 15, 2020, PW ME CanRe SD, LLC (“PW SD”), one of our indirect subsidiaries, acquired a 3.06-acre property in York County, Maine for $1,000,000 (the “495 Property”). The SD Property includes a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. Simultaneous with the acquisition, PW SD entered into a lease (the “SD Lease”) with an operator (“Sweet Dirt”). As part of the acquisition, PW SD reimbursed Sweet Dirt for $950,000 of the approximately $1.5 million Sweet Dirt has incurred related to the construction and agreed to fund up to approximately $2.97 million of costs to complete the construction. Accordingly, our total investment in the 495 Property will be approximately $4.92 million which translates to approximately $138 per square foot for a state-of-the-art Controlled Environment Agriculture Greenhouse (“CEAG”). The rent for the Sweet Dirt Lease is structured whereby after a six-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return of invested capital. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. SD Lease is structured to provide straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. The SD Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. The construction on the 495 property is complete and the property is operational. In addition, we received an option to acquire an adjacent 3.58 vacant parcel (the “505 Property”) that is owned by Sweet Dirt for $400,000 which provides us the option to finance additional cultivation and processing space for Sweet Dirt.

On September 18, 2020, PW SD completed the acquisition of the 505 Property in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58-acre property purchased for $400,000 plus closing costs and is adjacent to the 495 Property. Concurrently with the closing of the acquisition of the 505 Property, PW SD and Sweet Dirt entered into an amendment to the SD Lease whereby after a nine-month deferred-rent period, the rental payments provide PW SD a full return of invested capital over the next three years. Thereafter, rent is structured to provide a 13.2% return based on invested capital with annual rent increases of 3% per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The amended SD Lease provides for a straight-line annual rent of approximately $373,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. As part of the transaction, the Trust agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1.56 million. Accordingly, the Trust’s total investment in the 505 Property will be approximately $1.96 million.

On September 18, 2020, PW CO CanRE Tam 7, LLC (“Tam 7”), one of our indirect subsidiaries, acquired a 4.32-acre property in Crowley County, Colorado for $150,000 (the “Tam 7 Property”). As part of the transaction, Tam 7 agreed to fund the immediate construction of 18,000 square feet of greenhouse and processing space on the Tam 7 Property for approximately $1.22 million. Accordingly, the Trust’s total capital commitment will be $1,364,585. Concurrent with the closing, Tam 7 entered into a triple-net lease (the “Tam 7 Lease”) with its current tenant (the “Tam 7 Tenant”) who responsible for paying all expenses related to the Tam 7 Property including maintenance expenses, insurances and taxes. The term of the Tam 7 Lease is 20 years and provides two options to extend for additional five-year periods. The Tam 7 Lease also has financial guarantees from affiliates of the Tam 7 Tenant. The Tam 7 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 7 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide Tam 7 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 7 Lease requires the Tam 7 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations and prohibits the retail sale of cannabis and cannabis-infused products from the property. The additional straight-line annual rent of approximately $262,000 represents an estimated yield of over 18.5% on invested capital. The project is currently under construction and should be completed by May 2021.

On October 2, 2020, PW CO CanRE MF, LLC (“PW MF”), one of our indirect subsidiaries, acquired two properties in Crowley County, Colorado approved for cannabis cultivation for $150,000 (the “PW MF Properties”). One parcel is 2.37 acres, and the other parcel is 2.09 acres. As part of the transaction, the PW MF agreed to fund the immediate construction of 33,744 square feet of greenhouse and processing space on the PW MF Properties for $2,912,300. Accordingly, the Trust’s total capital commitment will be approximately $3,062,000. On October 15, 2020, PW MF entered into a triple-net lease (the “PSP Lease”) with PSP Management LLC (“PSP”) who is responsible for paying all expenses related to the PW MF Properties including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional twenty-year periods. The PSP Lease also has financial guarantees from affiliates of PSP. PSP intends to operate as a licensed cannabis cultivation and processing facility. The rent for the PSP Lease is structured whereby after deferred-rent period, the rental payments provide PW MF a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13.3% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The PSP Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The PSP Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW MF Properties. The additional straight-line annual rent of approximately $579,000 represents an estimated yield of approximately 18.9%. The project is currently under construction and should be completed by August 2021.

On December 4, 2020, PW CO CanRE Tam 19, LLC (“PW Tam 19”), one of our indirect subsidiaries, acquired a 2.11 parcel of land in Crowley County, Colorado approved for cannabis cultivation for $75,000 (the “PW Tam 19 Property”). As part of the transaction, PW Tam 19 agreed to fund the immediate construction of 18,528 square feet of greenhouse and processing space on the PW Tam 19 Property for $1,236,116. Accordingly, the Trust’s total capital commitment will be approximately $1,311,000. Concurrent with the closing, PW Tam 19 entered into a triple-net lease (the “Tam19 Lease”) with Green Mile Cultivation, LLC (“Tam 19 Tenant”) who is responsible for paying all expenses related to PW Tam 19 Property including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The Tam 19 Lease has financial guarantees from affiliates of Tam 19 Tenant. The Tam 19 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 19 Lease is structured whereby after deferred-rent period, the rental payments provide PW Tam 19 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 19 Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Tam 19 Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW Tam 19 Property. The additional straight-line annual rent of approximately $252,000 represents an estimated yield of approximately 18.5%. The project is currently under construction and should be completed by August 2021.

Revenue Concentration

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees and may continue to remain concentrated in a limited number of investments as the Trust grows. During the twelve months ended December 31, 2020, consolidated rental revenues from CEA properties surpassed the railroad and solar properties as CEA tenants represented 52%, while rents from NSC to P&WV under the railroad lease and from PWRS’s tenant represented 21% and 19% of total revenue, respectively. Payments from NSC to P&WV under the railroad lease and payments from PWRS’s tenant represented approximately 42% and 37% of Power REIT’s consolidated revenues for the twelve months ended December 31, 2019, respectively.

Dividends

During the year ended December 31, 2020, the Trust paid dividends of approximately $280,000 (or $0.484375 per share per quarter for a total of $1.9375 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

Distributions declared by us will be authorized by our Board of Trustees in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including the capital requirements of our company and meeting the distribution requirements necessary to maintain our qualification as a REIT. We cannot assure that our intended distributions will be made or sustained or that our Board of Trustees will not change our distribution policy in the future. Under some circumstances, we may be required to fund distributions from working capital, liquidate assets at prices or times that we regard as unfavorable or borrow to provide funds for distributions, or we may make distributions in the form of a taxable stock dividend.

Tax Status

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2019, our last tax return completed to date, we currently have a net operating loss of $17 million, which may reduce or eliminate this requirement.

Certain Restrictions on Size of Holdings and Transferability

In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code of 1986, as amended (the “Code”), among other purposes, our Declaration of Trust provides that no person or entity may own, directly or indirectly, more than 9.9% in economic value of the aggregate of the outstanding Common Shares of Power REIT. However, our charter authorizes our Board of Trustees to exempt from time to time the ownership limits applicable to certain named individuals or entities. This provision or other provisions in our Declaration of Trust or By-laws, or provisions that we may adopt in the future, may limit the ability of our shareholders to sell their shares at a premium over then-current market prices by discouraging a third party from seeking to obtain control of us. On April 28, 2014, our Board of Trustees granted an exemption to Hudson Bay Partners, LP, on behalf of itself, and its affiliates, including David H. Lesser from the 9.9% ownership limit.

Our charter also prohibits any person from (1) beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code at any time during the taxable year, (2) transferring shares of our capital stock if such transfer would result in our stock being beneficially or constructively owned by fewer than 100 persons and (3) beneficially or constructively owning shares of our capital stock if such ownership would cause us otherwise to fail to qualify as a REIT.

This provision or other provisions in our governing documents or provisions that we may adopt in the future, may limit the ability of our shareholders to sell their shares at a premium over then-current market prices by discouraging a third party from seeking to obtain control of us. See “Risk Factors” and our Description of Capital Stock, attached hereto as Exhibit 4.1.

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

Risks Related to our Operations

Our business activities, and the business activities of our cannabis tenant, while believed to be compliant with applicable U.S. state and local laws, are currently illegal under U.S. federal law.

While certain states in the U.S. have legalized “medical cannabis,” “adult-use cannabis” or both, medical and adult-use cannabis remains illegal under federal law. The U.S. Controlled Substances Act (the “CSA”) classifies “marijuana” as a Schedule I drug. Under U.S. federal law, a drug or other substance is placed on Schedule I if:

●	“[t]he drug or other substance has a high potential for abuse”;
●	“[t]he drug or other substance has no accepted medical use in the United States”; and
●	“[t]here is a lack of safety for the use of the drug or other substance under medical supervision.”

As such, cannabis-related business activities, including, without limitation, the cultivation, manufacture, importation, possession, use or distribution of cannabis, remains illegal under U.S. federal law. Although we believe our cannabis-related activities are compliant with the laws and regulations of the states in which the properties are located, strict compliance with state and local rules and regulations with respect to cannabis neither absolves us of liability under U.S. federal law, nor provides a defense to any proceeding that may be brought against us under U.S. federal law. Furthermore, we cannot give any assurance that our cannabis tenants, and any future cannabis tenants, are currently operating, and will continue to operate, in strict compliance with state and local rules and regulations in which they operate. Any proceeding that may be brought against us could have a material adverse effect on our business, financial condition and results of operations.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements, arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, property seizures, disgorgement of profits, cessation of business activities or divestiture. Such fines, penalties, administrative sanctions, convictions or settlements could have a material adverse effect on us, including, but not limited to:

●	our reputation and our ability to conduct business and/or maintain our current business relationships;
●	the listing of our securities on the NYSE American, LLC (the “NYSE American”); and
●	the market price of our common shares.

Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.

Power REIT is pursuing a growth strategy focused on non-traditional asset classes that qualify as real estate for REIT purposes. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage potential transactions to successful conclusions, or failure more generally to manage our growth effectively, could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay dividends in the future.

Even if we are able to execute our business strategy, that strategy may not be successful.

Even if we are able to expand our business as we intend, our investments may not be successful due to a variety of factors, including but not limited to asset under-performance, higher than forecast expenses, failure or delinquency on the part of our lessees, changes in market conditions or other factors, any of which may result in lower returns than expected and may adversely affect our financial condition, results of operations and ability to pay dividends.

We operate in a highly competitive market for investment opportunities and we may be unable to identify and complete acquisitions of real property assets.

We compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make the types of investments that we plan to make. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are currently not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than us. Furthermore, many of our competitors are not subject to the restrictions that our REIT status imposes on us. These competitive conditions could adversely affect our ability to make investments in the infrastructure sector and could adversely affect our distributions to stockholders. Moreover, our ability to close transactions will be subject to our ability to access financing within stipulated contractual time frames, and there is no assurance that we will have access to such financing on terms that are favorable to us, if at all.

Because we may distribute a significant portion of our income to our stockholders or lenders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

Because we may distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital if we are to achieve our growth plans. In addition, in order to continue making acquisitions, we will require additional capital once we fully deploy the approximately $36.7 million of proceeds raised in our rights offering which closed on February 5, 2021. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few number of investments, industries and lessees.

As of December 31, 2020, we owned fifteen property investments, through our ownership of our fourteen subsidiaries: P&WV, PW PWV Holdings, LLC, PWSS, PWTS, PWRS, PW JAB, PW CanRE of Colorado Holdings LLC, PW Mav 5, PW Mav 14, PW Sherm 6, PW SD, PW Tam 7, PW MF and PW Tam 19.

Historically, the trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the twelve months ended December 31, 2020, consolidated rental revenues from CEA properties surpassed the railroad and solar properties as CEA tenants represented 52%, while rents from NSC to P&WV under the railroad lease and from PWRS’s tenant represented 21% and 19% of total revenue, respectively. Payments from NSC to P&WV under the railroad lease and payments from PWRS’s tenant represented approximately 42% and 37% of Power REIT’s consolidated revenues for the twelve months ended December 31, 2019, respectively.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we intend to concentrate our investment activities in the CEA sector, which will subject us to more risks than if we were diversified across many sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

Our Property portfolio has a high concentration of properties located in certain states.

Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.

If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease and we could default on our loans, which are secured by collateral in our properties and assets.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2020, the balance of the 2015 PWRS Loan was approximately $8,183,000 (net of unamortized debt costs of approximately $303,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of December 31, 2020 is approximately $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2020 is $14,994,000 (net of approximately $302,000 of capitalized debt costs). If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

Several of our CEA properties are under construction. We have acquired and are constructing properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2020, we had outstanding debt in connection with our real estate acquisitions in the principal amount of $24.4 million and had issued approximately $3.5 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

In the case of indebtedness, specified amounts of principal and interest are customarily payable on specified due dates. In the case of preferred securities, such as our Series A Preferred Stock, holders are provided with a senior claim to distributions, according to the specific terms of the securities. In contrast, however, in the case of common shares, dividends are payable only when, as and if declared by the Trust’s board of trustees and depend on, among other things, the Trust’s results of operations, financial condition, debt service requirements, obligations to pay distributions to holders of preferred securities, such as the Series A Preferred Stock, other cash needs and any other factors that the board of trustees may deem relevant or that they are required to consider as a matter of law. The incurrence by the Trust of additional debt, and the issuance by the Trust of additional preferred securities, may limit or eliminate the amounts available to the Trust to pay dividends on our Series A Preferred Stock and common shares.

The ability of the Trust to service its obligations and pay dividends depends on the ability of its wholly-owned subsidiaries to make distributions to it.

Because the Trust holds its assets through its wholly-owned subsidiaries, its ability to service its debt and other obligations, and to pay dividends on its preferred and common shares, is dependent upon the earnings of those subsidiaries and their ability to make distributions to the Trust. To the extent any of the Trust’s subsidiaries are ever unable, through operation of law or otherwise, to make distributions to the Trust, and as a result the Trust is unable to service its debt or other obligations or pay dividends, our business and the prices of our securities may be adversely affected. In addition, in such circumstances, the Trust may be forced to issue additional equity or debt, at unfavorable terms, in order to have the cash on hand with which to maintain its compliance with Internal Revenue Service rules that require the Trust to distribute 90% of its taxable income to its shareholders or lose its REIT status. Or, if such equity or debt funding is unavailable, the Trust may lose its REIT status.

We are dependent upon Mr. David H. Lesser for our success. On occasion, his interests may conflict with ours.

We are dependent on the diligence, expertise and business relationships of our management team, particularly Mr. David H. Lesser our Chairman and Chief Executive Officer and Susan Hollander our Chief Accounting Officer, to implement our strategy of acquiring and benefitting from the ownership of infrastructure-related real property assets. Were Mr. Lesser or Ms. Hollander be unable to function on behalf of the Trust, including in his roles as CEO and Chairman, the Trust’s business and prospects would be adversely affected. Moreover, Mr. Lesser has other business interests to which he dedicates a portion of his time that are unrelated to Power REIT. Although Mr. Lesser is one of our major shareholders, on occasion, those other interests of his may conflict with his interests in Power REIT, and such conflicts may be unfavorable to us.

In addition, on occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, an affiliate of Mr. Lesser has provided bridge funding for two of the Trust’s acquisitions. Although a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with the Trust’s interests.

On occasion, our management team may own interests in our lessees or other counterparties. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve any such transaction, in any such circumstance, there may be conflicts of interest between the Trust on one hand, and the relevant member or members of our management team on the other hand, and these conflicts may be unfavorable to us.

Our lessees and many future lessees will likely be structured as special purpose vehicles (“SPVs”), and therefore their ability to pay us is expected to be dependent solely on the revenues of a specific project, without additional credit support.

Most of our lessees will likely be structured as SPVs whose only source of cash flow will be from the operations of a single property. If the property fails to perform as projected, the SPV lessee might not have sufficient cash flow to make lease or interest payments to us. While we would expect the lenders or other parties connected to such SPVs to step in and continue to make payments to us, there can be no assurance that such parties would do so, rather than, for example, liquidating the facility. Further, if the property materially underperforms or if energy supply contracts or other contracts are cancelled, there may be little value in such SPV lessees, and our investments in real estate may become impaired.

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

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project.

Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our lessees from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.

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

We have invested, and expect to continue to invest, in real property assets which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect our ability to sell, rent or pledge an affected property as collateral for future borrowings. We intend to take commercially reasonable steps when we can to protect ourselves from the risks of environmental law liability; however, we will not obtain independent third-party environmental assessments for every property we acquire. In addition, any such assessments that we do obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to us. In addition, there are various local, state and federal fire, health, safety and similar regulations with which we or our lessees may be required to comply, and that may subject us or them to liability in the form of fines or damages. In all events, our lessees’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties or activities of unrelated third parties could all affect our properties in ways that lead to costs being imposed on us.

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

Furthermore, to the extent the Trust has borrowed funds, a rise in interest rates may result in re-financing risk when those borrowings become due, and the Trust may be required to pay higher interest rates or issue additional equity to refinance its borrowings, which could adversely affect the Trust’s financial condition and results of operations.

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

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, such as net operating losses, to our shareholders. To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. In addition to applicable federal taxation, we may be subject to state taxation.

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

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of all classes. In addition, our board of trustees may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our board of trustees may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common shares and may discourage third party bids for ownership of our Trust. These provisions may prevent any premiums being offered to holders of common shares.

Risks Related to Our Investment Strategy

Our focus on non-traditional real estate asset classes including CEA, alternative energy and transportation infrastructure sectors will subject us to more risks than if we were broadly diversified to include other asset classes.

Because we specifically focus on non-traditional real estate assets, investments in our securities may present more risks than if we were broadly diversified over numerous sectors of the economy. For example, a downturn in the U.S. energy or transportation infrastructure sectors would have a larger impact on us than on a trust that does not concentrate in one sector of the economy. Factors that may adversely affect our investments include, but are not limited to, changes in supply and demand for infrastructure consumption, prices of national and global commodities, government regulation, world and regional events and general economic conditions.

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

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of all classes. If a person were found to own more than this amount, whether as a result of intentionally purchasing our securities, developments outside such person’s control or otherwise – for example, as a result of changes in the Trust’s capital structure, the inheritance of securities, or otherwise – then, among other things, the transfers leading to the violation of the 9.9% limit would be void and the Board of Trustees would be authorized to take such actions as it deemed advisable to insure the undoing of the transfers.

Factors could lead to the Trust losing one or both of its NYSE listings.

The Trust could lose its common shares listing or its Series A Preferred Stock listing, both on the NYSE American, depending on a number of factors, including a failure by us to continue to qualify as a REIT, a failure to meet the NYSE American ongoing listing requirements, including those relating to the number of shareholders, the price of the Trust’s securities and the amount and composition of the Trust’s assets, changes in NYSE American ongoing listing requirements and other factors.

Low trading volumes in the Trust’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2020, the average daily trading volume for the Trust’s common shares was approximately 41,048 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Trust’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Trust’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Trust’s listed securities to sell their securities at prices they find attractive, or at all.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 12, 2021, the reported low sale price of our common stock was $36.36, while the reported high sales price was $46.21, with a closing price of $43.78. For comparison purposes, on December 31, 2020, our stock price closed at $26.71. There have been no discernable announcements or developments by the company or third parties between December 31, 2020 and February 12, 2021 that could account for this fluctuation. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	our ability to attract new customers;
●	The impact of COVID-19;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The issuance of additional equity securities may result in the dilution of existing equity securities holders. Although the Trust expects to deploy additional equity capital principally for the purpose of seeking to make accretive transactions, and in such cases seeks to not dilute the economic value of equity securities held by existing holders, such additional issuances may dilute existing equity securities holders’ percentage ownership of the Trust, and the percentage of voting power they hold, depending on the terms of the newly issued equity securities.

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

The change of control conversion and delisting conversion features of our Series A Preferred Stock may not adequately compensate a holder of such securities upon a Change of Control or Delisting Event (as such terms as defined in regard to our Series A Preferred Stock), and the change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our trust or may discourage a party from taking over our trust.

Upon a Change of Control or Delisting Event, holders of our Series A Preferred Stock will have the right (subject to our special optional redemption rights) to convert all or part of their Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). If our common stock price were less than $5.00 (which is approximately 61% of the per-share closing sale price of our common stock on March 24, 2014), subject to adjustment, holders will receive a maximum of 5 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, the foregoing features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our trust or of delaying, deferring or preventing a change in control of our trust under circumstances that otherwise could provide the holders of shares of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then current market prices of those securities, or that holders may otherwise believe is in their best interests.

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

Risks Related to Regulation

We cannot assure you that our common shares will remain listed on the NYSE American, or that our Series A Preferred Stock will obtain listing on the NYSE American.

Our common shares and our Series A Preferred shares are currently listed on the NYSE American and we will apply for approval to have the additional shares of Series A Preferred Stock being sold in this offering listed on the NYSE American. To our knowledge, The NYSE American has not approved for listing any other U.S.-based REITs engaged in cannabis-related activities, other than Innovative Industrial Properties, Inc. (NYSE:IIPR), a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently meet the maintenance listing standards of the NYSE American, we cannot assure you that we will continue to meet those standards, or that the NYSE American will not seek to delist our common shares or Series A Preferred shares or refuse to list our Series A Preferred Stock as a result of our entry into a lease agreement with a licensed U.S. cannabis cultivator. If our common shares are delisted from the NYSE American or our Series A Preferred Stock is not listed on the NYSE American, then our common shares and our Series A Preferred Stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE American could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

The U.S. federal government’s approach towards cannabis laws may be subject to change or may not proceed as previously outlined.

In an effort to provide guidance to U.S. federal law enforcement, under former President Barak Obama, the U.S. Department of Justice (the “DOJ”), released a memorandum on August 29, 2013 entitled “Guidance Regarding Marijuana Enforcement” from former Deputy Attorney General James Cole (the “Cole Memorandum”). The Cole Memorandum sought to limit the use of the U.S. federal government’s prosecutorial resources by providing United States attorneys (“U.S. Attorneys”) with certain priorities (the “Cole Priorities”) on which to focus their attention in states that have established cannabis programs with regulatory enforcement systems. U.S. Attorneys were required to adhere to the Cole Priorities until the rescission of the Cole Memorandum in January 2018.

While the rescission of the Cole Memorandum did not create a change in U.S. federal law, as the Cole Memorandum was policy guidance and not law, the revocation removed the DOJ’s guidance to U.S. Attorneys that state-regulated cannabis industries substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority. Accordingly, the rescission added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is regulated. Pursuant to his rescission of the Cole Memorandum, former Attorney General Jeffrey B. Sessions also issued a one-page memorandum known as the “Sessions Memorandum.” According to the Sessions Memorandum, the Cole Memorandum was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the U.S. federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” To date, U.S. Attorney General William Barr has not issued statements or guidance in his official capacity since becoming Attorney General with respect to the medical or adult-use of cannabis, although in his confirmation hearings he indicated that he believed that rescinding the Cole Memorandum was a mistake.

The United States House of Representatives passed an amendment to the Commerce, Justice, Science, and Related Agencies Appropriations Bill (currently known as the “Joyce Amendment” and formerly known as the “Rohrabacher-Blumenauer Amendment”), which funds the DOJ. Under the Joyce Amendment, the DOJ is prohibited from using federal funds to prevent states “from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.” In particular, the Joyce Amendment only prohibits the use of federal funds to prosecute individuals and businesses operating cannabis companies in compliance with state laws regulating the medical use of cannabis and does not apply to adult-use cannabis operations. The Joyce Amendment must be renewed each federal fiscal year and was subsequently renewed by the U.S. Congress (“Congress”) through September 30, 2019. There can be no assurance that Congress will further renew the Joyce Amendment for the 2020 fiscal year.

The U.S. federal government’s approach towards cannabis and cannabis-related activities remains uncertain. If the Joyce Amendment is not renewed in the future, and/or until the U.S. federal government amends the laws and its enforcement policies with respect to cannabis, there is a risk that the DOJ and other U.S. federal agencies may utilize U.S. federal funds to enforce the CSA in states with a medical and adult-use cannabis program, which could have a material adverse effect on our current and future cannabis tenants.

Furthermore, while we have acquired and may acquire additional cannabis facilities with the intent to lease those facilities for the cultivation and processing of medical-use cannabis facilities, our lease agreements do not prohibit our cannabis tenant from cultivating and processing cannabis for adult use, provided that such tenant complies with all applicable state and local rules and regulations. Certain of our tenants may opt to cultivate adult-use cannabis in our medical-use cannabis facilities, which may in turn subject our cannabis tenant, us and our properties to federal enforcement actions.

Laws, regulations and the policies with respect to the enforcement of such laws and regulations affecting the cannabis industry in the United States are constantly changing, and we cannot predict the impact that future regulations may have on us.

Medical and adult-use cannabis laws and regulations in the United States are complex, broad in scope, and subject to evolving interpretations. As a result, compliance with such laws and regulations could require us to incur substantial costs or alter certain aspects of our business. Violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and may have a material adverse effect on certain aspects of our planned operations. Further, regulations may be enacted in the future that will be directly applicable to certain aspects of our cannabis-related activities. We cannot predict the nature of any future laws, regulations, interpretations or applications, especially in the United States, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Currently, there are 33 states plus the District of Columbia and certain U.S. territories that have laws and/or regulations that recognize, in one form or another, consumer use of cannabis in connection with medical treatment. Of those, 11 states plus the District of Columbia and certain U.S. territories have laws and/or regulations that permit the adult-use of cannabis. As cannabis is classified as a Schedule I substance under the CSA, U.S. federal laws and regulations prohibit a range of activities regarding cannabis. Unless and until Congress amends the CSA with respect to cannabis (the timing and scope of which is not assured and hard to predict), there is a risk that governmental authorities in the United States may enforce current U.S. federal law, and we may, through our business activities, be deemed to be operating in direct violation of U.S. federal law. Accordingly, active enforcement of the current U.S. federal regulatory position on cannabis could have a material adverse effect on us. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated policy remains uncertain, and any regulations prohibiting the use of cannabis, or prohibiting cannabis-related activities, could have an adverse effect on our business, financial condition and results of operations.

In addition, relevant state or local rules and regulations may be amended or repealed, or new rules and regulations may be enacted in the future to eliminate prohibiting the cultivation, processing and dispensing of cannabis. If our cannabis tenant, or any future cannabis tenants, are forced to cease operations, we would be required to replace such tenant with one that is not engaged in the cannabis industry, who may pay significantly lower rents. Any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were to be used in connection with cannabis cultivation and processing.

We may be subject to anti-money laundering laws and regulations in the United States.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

The Financial Crimes Enforcement Network (“FinCEN”), a bureau within the U.S. Department of the Treasury primarily charged with administering and enforcing the Bank Secrecy Act, previously issued a memorandum providing instructions to banks seeking to provide services to cannabis-related businesses (the “FinCEN Memorandum”). The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws, and explicitly refers to the Cole Priorities. As discussed above, the Cole Memorandum was rescinded in January 2018 and the decision to prosecute was left to the discretion of each U.S. Attorney in each district. As a result, it is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memorandum and whether Attorney General Barr will reinstate the Cole Priorities, adopt a different enforcement policy or take no action at all. Treasury Secretary Steven Mnuchin did state, following rescission of the Cole Memorandum, that the FinCEN Memorandum remains in place. If any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of anti-money laundering laws or otherwise, such transactions may be viewed as proceeds of crime, including under one or more of the statutes discussed above. Any property, real or personal, and its proceeds, involved in or traceable to such a crime is subject to seizure by and forfeiture to governmental authorities. Any such seizure, forfeiture or other action by law enforcement regarding our assets could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions, and could have a material adverse effect on our business, financial condition and results of operations.

Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions and governmental inquiries. Litigation, complaints, enforcement actions and governmental inquiries could consume considerable amounts of our financial and other resources, which could have a material adverse effect on our sales, revenue, profitability, and growth prospects.

Litigation, complaints, enforcement actions and governmental inquiries could result from cannabis-related activities in violation of federal law, including, but not limited to, the Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a U.S. federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity, to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise that is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Recently, a number of RICO lawsuits have been brought by neighbors of state-licensed cannabis farms, who allege they are bothered by noise and odor associated with cannabis production, which has also led to decreased property values. By alleging that the smell of cannabis interferes with the enjoyment of their property and drives down their property value, plaintiffs in these cases have effectively elevated common law nuisance claims into federal RICO lawsuits. These lawsuits have named not only the cannabis operator, but also supply chain partners and vendors that do not directly handle or otherwise “touch” cannabis. To our knowledge, none of these cases has been entirely dismissed at the pleadings stage, and we cannot be certain how the courts will rule on cannabis-related RICO lawsuits in the future. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our cannabis tenant may be unable to continue to operate its business in its current form at the property, which could materially adversely impact such tenant’s business and the value of our property, our business and, financial condition and results of operations.

Further, although we are not currently subject to any litigation, from time to time in the normal course of our business operations, we, or any of our subsidiaries, may become subject to litigation, complaints, enforcement actions and governmental inquiries that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation, complaints, actions or inquiries may be significant and may require a diversion of our resources. There also may be adverse publicity associated with such litigation, complaints, actions or inquiries that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations.

We and our cannabis tenants may have difficulty accessing the service of banks, which may make it difficult for us and for them to operate.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal anti-money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. As noted above, guidance issued by FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by U.S. Attorney General Jefferson B. Sessions on January 4, 2018 of the Cole Memorandum, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, despite the guidance provided in the FinCEN Memorandum, most banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing or maintaining banking relationships.

While we do not presently have challenges with our banking relationships, should we have an inability to maintain our current bank accounts, or the inability of our cannabis tenants to maintain their current banking relationships, it would be difficult for us to operate our business, may increase our operating costs, could pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

As of December 31, 2020, our assets consist a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 41 acres of land with 216,278 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA for cannabis cultivation.

Below is a chart that summarizes our properties owned as of December 31, 2020:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV (Norfolk Southern)	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117	9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav Lot 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman Lot 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Original - Mav Lot 5	Crowley County, CO	5.20	15,000	Apr-20	20	256,743	1,358,664
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
Monte Fiore - Tam Lot 13	Crowley County, CO	2.37	9,384	Oct-20	20	87,964	425,000
Monte Fiore - Tam Lot 14	Crowley County, CO	2.09	24,360	Oct-20	20	490,700	2,637,300
Green Mile - Tam Lot 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061	1,311,116
	CEA Total	40.58	216,278			$3,867,811	$20,551,605
Grand Total						$5,832,922	$41,440,691

[1]	Solar Farm Land size represents Megawatts and CEA property size represents square feet
[2]	Not including renewal options
[3]	Rent represents straight line net rent
[4]	Gross Book Value represents total commitment

Note: Size, Rent and Gross Book Value assume completion of approved construction

Railway Property

Pittsburgh & West Virginia Railroad (“P&WV”) is a business trust organized under the laws of Pennsylvania for the purpose of owning railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). Norfolk Southern Corporation has an investment grade rating of Baa1 by Moody’s Investor Services. P&WV’s assets consist of a railroad line of approximately 112 miles in length plus branch lines, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust, that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant is required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis with $89,494 having been recorded during the year ended December 31, 2020. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company and a wholly owned subsidiary of the Trust, that owns approximately 100 acres of land leased to five (5) utility scale solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS an aggregate annual rent of $157,500 cash following an abatement period, payable annually in advance, and without escalation during the 25-year term of the leases. The tenants have up to two renewal options, the first of which is for 5 years, and the second of which is for 4 years and 11 months. At the end of the 25-year terms, which commenced in March 2013 (prior to being assumed by PWTS), the tenants have certain renewal options, with terms to be mutually agreed upon.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. With each such extension option are required to be undertaken by tenant under certain circumstances. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2020, PWRS recorded rental income of $803,116.

CEA Properties

In July 2019, PW CO CanRe JAB, LLC (“PW JAB”), one of our indirect subsidiaries, closed on the acquisition of two properties totaling approximately 7.3 acres of land with 18,612 square feet of greenhouse cultivation and processing space in southern Colorado (the “JAB Properties”) for $1,770,000. Concurrent with the acquisition, PW JAB entered into two cross-collateralized and cross-defaulted triple-net leases (the “JAB Leases”) with its tenant JAB Industries Ltd. (doing business as Wildflower Farms) (the “JAB Tenant”) for the JAB Properties such that the JAB Tenant is responsible for paying all expenses related to the JAB Properties including maintenance expenses, insurances and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The JAB Leases also have financial guarantees from affiliates of the JAB Tenant. The JAB Tenant intends to operate as a licensed medical cannabis cultivation and processing facility. The rent for each of the leases is structured whereby after a nine-month deferred-rent period, the rental payments provide PW JAB a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The JAB Leases require the JAB Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The JAB Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the JAB Properties. The straight-line annual rent of approximately $331,000 represents an estimated yield of over 18%.

On November 1, 2019, PW JAB, entered into an agreement with the JAB Tenant to expand the greenhouse at the 5.2-acre property from approximately 5,616 rentable square feet of greenhouse to approximately 16,416 square feet. The JAB Tenant is responsible for implementing the expansion and PW JAB will fund the cost of such expansion up to a total of $899,582. Once completed, Power REIT’s total investment in the JAB Properties will be approximately $2,669,500. As part of the agreement, PW JAB and the JAB Tenant have amended the Lease (“JAB Amended Lease”) whereby after a seven-month period, the additional rental payments provide PW JAB with a full return of its original invested capital over the next three years and thereafter, provide a 12.6% return increasing 3% rate per annum. The additional straight-line rent of approximately $165,000 represents an estimated yield of over 18%. The construction on the project is completed and the project is currently operational.

The Trust has established a depreciable life for the JAB Properties greenhouses of 20 years and has recognized depreciation expense of approximately $103,000 for the year ended December 31, 2020.

On January 31, 2020, PW CO CanRe Mav 14, LLC (“PW Mav 14”), one of our indirect subsidiaries, acquired 5.54 acres of land in Colorado (the “Mav 14 Property”) with an existing greenhouse and processing facility totaling 9,300 square-feet for the cultivation of cannabis for $850,000. Concurrent with the acquisition, PW Mav 14 entered into a triple-net lease (the “Mav 14 Lease”) with its current tenant (the “Mav 14 Tenant”) which is responsible for paying all expenses related to the Mav 14 Property including maintenance expenses, insurances and taxes. As part of the transaction, PW Mav 14 agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the Mav 14 Tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the Mav 14 Property. Accordingly, the Trust’s total capital commitment is $1,908,400. The term of the Mav 14 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 14 Lease also has financial guarantees from affiliates of the Mav 14 Tenant. The Mav 14 Tenant intends to operate as a licensed medical cannabis cultivation and processing facility. The rent for the Mav 14 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 14 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Mav 14 Lease requires the Mav 14 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 14 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 14 Property. The annual straight-line rent of approximately $354,000 represents an estimated yield of over 18%. The construction on the project is complete and the project is currently operational. For the twelve months ended December 31, 2020, PW Mav 14 recorded rental income of approximately $325,000.

The Trust has established a depreciable life for the PW Mav 14 Property greenhouse of 20 years and has recognized depreciation expense of approximately $33,000 for the year ended December 31, 2020.

On February 20, 2020, PW CO CanRe Sherman 6, LLC (“PW Sherm 6”), one of our indirect subsidiaries, closed on the acquisition of 5.0 acres of vacant land in Colorado (the “Sherm 6 Property”) for $150,000. As part of the transaction, PW Sherm 6 agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the Sherm 6 Property for $1,693,800. Accordingly, Power REIT’s total capital commitment is $1,843,800. Concurrent with the acquisition, PW Sherm 6 entered into a triple-net lease (the “Initial Sherman Lease”) with its tenant (the “Sherman 6 Tenant”) such that the Sherman 6 Tenant is responsible for paying all expenses related to the Sherm 6 Property including maintenance expenses, insurances and taxes. The term of the Initial Sherman Lease is 20 years and provides two options to extend for additional five-year periods. The Initial Sherman Lease also has financial guarantees from affiliates of the tenants. The Sherman 6 tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Initial Sherman Lease is structured whereby after a nine-month deferred-rent period, the rental payments provide PW Sherm 6 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Initial Sherman Lease requires the Sherman 6 tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Initial Sherman Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Sherm 6 Property. The construction on the project is complete and the project is currently operational.

On August 25, 2020, PW Sherm 6 entered into an agreement for the expansion of the Sherm 6 Property with the Sherman 6 Tenant. The expansion consists of approximately 2,520 square feet of additional greenhouse/headhouse space. The Sherman 6 Tenant is responsible for implementing the expansion and PW Sherm 6 will fund the cost of such expansion up to a total of $151,301, with any additional amounts funded by the Sherman 6 Tenant. Once completed, Power REIT’s total investment in the Sherm 6 Property will be approximately $1,995,000. As part of the agreement, PW Sherm 6 and the Sherman 6 Tenant have amended the Lease (as amended “Sherman Lease”) whereby after a nine-month period, the rental payments provide PW Sherm 6 with a full return of its original invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% rate per annum. The construction on the expansion project is substantially complete.

The annual straight-line rent from the Initial Sherman Lease and expansion of approximately $375,000 represents an estimated yield of over 18%. For the twelve months ended December 31, 2020, PW Sherm 6 recorded rental income of approximately $327,000.

The Trust has established a depreciable life for the Sherm 6 Property greenhouse of 20 years and has recognized depreciation expense of approximately $225 for the year ended December 31, 2020.

On March 19, 2020, PW CO CanRe Mav 5, LLC (“PW Mav 5”), one of our indirect subsidiaries purchased a 5.2 acre of vacant land in Colorado for $150,000 (the “Mav 5 Property”). As part of the acquisition, the Trust agreed to fund the immediate construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space for $868,125. Accordingly, Power REIT’s total capital commitment is $1,018,125. Concurrent with the acquisition, PW Mav 5 entered into a triple-net lease (the “Mav 5 Lease”) with its current tenant (the “Mav 5 Tenant”) which is responsible for paying all expenses related to the property including maintenance expenses, insurances and taxes. The term of the Mav 5 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 5 Lease also has financial guarantees from affiliates of the Mav 5 Tenant. The Mav 5 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Mav 5 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW MAV 5 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 5 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 5 Property. The construction on the project is complete and the project is currently operational.

On May 1, 2020, PW Mav 5, entered into an agreement for a 5,040 square-foot greenhouse expansion. Our investment in the expansion is $340,539 and a lease amendment (“Mav 5 Amended Lease”), entered into on May 1, 2020 is structured to provide rent on similar economics to the original Mav 5 Lease. The construction on the expansion project is complete and the project is currently operational.

The annual straight-line rent from the Mav 5 Lease and the Mav 5 amended Lease of approximately $257,000 represents an estimated yield of over 18%. For the twelve months ended December 31, 2020, PW Mav 5 recorded rental income of approximately $187,000.

On May 15, 2020, PW ME CanRe SD, LLC (“PW SD”), one of our indirect subsidiaries, acquired a 3.06-acre property in York County, Maine for $1,000,000 (the “495 Property”). The SD Property includes a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that are both under active construction. Concurrent with the acquisition, PW SD entered into a lease (the “SD Lease”) with its tenant (“Sweet Dirt”). As part of the acquisition, PW SD reimbursed Sweet Dirt for $950,000 of the approximately $1,500,000 Sweet Dirt has incurred related to the construction and agreed to fund up to approximately $2,970,000 of costs to complete the construction. Accordingly, our total investment in the 495 Property will be approximately $4,920,000 which translates to approximately $138 per square foot for a state-of-the-art Controlled Environment Agriculture Greenhouse (“CEAG”). The rent for the Sweet Dirt Lease is structured whereby after a six-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return of invested capital. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. SD Lease is structured to provide straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. The SD Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. As of December 31, 2020, the construction of the 495 Property is complete, and the property is operational. For the twelve months ended December 31, 2020, PW SD recorded rental income for the 495 Property of approximately $575,000.

On September 18, 2020, PW SD completed the acquisition of a property adjacent to the 495 Property (“the 505 Property”) in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58-acre property purchased for $400,000 and is adjacent to the 495 Property. Concurrent with the closing of the acquisition of the 505 Property, PW SD and Sweet Dirt entered into an amendment to the SD Lease (“SD Amended Lease”) whereby after a nine-month deferred-rent period, the rental payments provide PW SD a full return of invested capital related to the 505 Property over the next three years. Thereafter, rent is structured to provide a 13.2% return based on invested capital with annual rent increases of 3% per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The amended SD Lease provides for a straight-line annual rent of approximately $373,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. As part of the transaction, the Trust agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1,560,000 Accordingly, the Trust’s total investment in the 505 Property will be approximately $1,965,000. The project is currently under construction and is targeted to be completed by July 2021. For the twelve months ended December 31, 2020, PW SD recorded rental income for the 505 Property of approximately $108,000.

The Trust has established a depreciable life for the 495 and 505 Property greenhouses of 20 years and the auxiliary building of 39 years and has recognized depreciation expense of approximately $5,500 for the year ended December 31, 2020.

On September 18, 2020, PW CO CanRE Tam 7, LLC (“PW Tam 7”), one of our indirect subsidiaries, acquired a 4.32-acre property in Crowley County, Colorado for $150,000 (the “Tam 7 Property”). As part of the transaction, PW Tam 7 agreed to fund the immediate construction of 18,000 square feet of greenhouse and processing space on the Tam 7 Property for $1,214,585. Accordingly, the Trust’s total capital commitment will be $1,364,585. Concurrent with the acquisition, PW Tam 7 entered into a triple-net lease (the “Tam 7 Lease”) with its current tenant (the “Tam 7 Tenant”) which responsible for paying all expenses related to the Tam 7 Property including maintenance expenses, insurances and taxes. The term of the Tam 7 Lease is 20 years and provides two options to extend for additional five-year periods. The Tam 7 Lease also has financial guarantees from affiliates of the Tam 7 Tenant. The Tam 7 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 7 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide Tam 7 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 7 Lease requires the Tam 7 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations and prohibits the retail sale of cannabis and cannabis-infused products from the property. The annual straight-line rent of approximately $262,000 represents an estimated yield of over 18.5% on invested capital. The project is currently under construction and is targeted to be completed by May 2021. For the twelve months ended December 31, 2020, PW Tam 7 recorded rental income of approximately $75,000.

On October 2, 2020, PW CO CanRE MF, LLC (“PW MF”), one of our indirect subsidiaries, acquired two properties in Crowley County, Colorado approved for cannabis cultivation for $150,000 (the “PW MF Properties”). One parcel is 2.37 acres, and the other parcel is 2.09 acres. As part of the transaction, the PW MF agreed to fund the immediate construction of 33,744 square feet of greenhouse and processing space on the PW MF Properties for $2,912,300. Accordingly, the Trust’s total capital commitment will be approximately $3,062,000. Concurrent with the acquisition, PW MF entered into a triple-net lease (the “PSP Lease”) with PSP Management LLC (“PSP”) which is responsible for paying all expenses related to the PW MF Properties including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional twenty-year periods. The PSP Lease also has financial guarantees from affiliates of PSP. PSP intends to operate as a licensed cannabis cultivation and processing facility. The rent for the PSP Lease is structured whereby after deferred-rent period, the rental payments provide PW MF a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13.3% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The PSP Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The PSP Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW MF Properties. The annual straight-line annual rent of approximately $579,000 represents an estimated yield of approximately 18.9%. The project is currently under construction and is targeted to be completed by August 2021. For the twelve months ended December 31, 2020, PW Tam MF recorded rental income of approximately $121,000.

On December 4, 2020, PW CO CanRE Tam 19, LLC (“PW Tam 19”), one of our indirect subsidiaries, acquired a 2.11 acre property in Crowley County, Colorado approved for cannabis cultivation for $75,000 (the “Tam 19 Property”). As part of the transaction, the PW Tam 19 agreed to fund the immediate construction of a 13,728 square foot greenhouse and two 2,400 square foot ancillary buildings on the Tam 19 Property for $1,236,116. Accordingly, the Trust’s total capital commitment will be approximately $1,311,000. Concurrent with the acquisition, PW Tam 19 entered into a triple-net lease (the “GM Lease”) with Green Mile Cultivation, LLC (“GM”) which is responsible for paying all expenses related to the Tam 19 Property including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The GM Lease also has financial guarantees from affiliates of GM. GM intends to operate as a licensed cannabis cultivation and processing facility. The rent for the GM Lease is structured whereby after a deferred-rent period, the rental payments provide PW Tam 19 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The GM Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The GM Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Tam 19 Property. The straight-line annual rent of approximately $252,000 represents an estimated yield of approximately 19.2%. The project is currently under construction and is targeted to be completed by August 2021. For the twelve months ended December 31, 2020, PW Tam 19 recorded rental income of approximately $19,000.

The Trust’s revenue is highly concentrated. During the year ended December 31, 2020, consolidated rental revenues from CEA properties surpassed the others as CEA tenants represent 52%, while rents from NSC to P&WV under the railroad lease and from PWRS’s tenant represent 21% and 19% of total revenue, respectively. NSC, which is P&WV’s tenant, is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 4, 2021, had approximately $14.8 billion of total stockholders’ equity as of December 31, 2020 and earned approximately $1.9 billion of net income during its fiscal year ended December 31, 2020.

2021 Acquisitions

On January 4, 2021, we acquired two properties located in southern Colorado through a newly formed wholly owned subsidiary (“PW Grail”) of our wholly owned subsidiary for $150,000. The properties (the “Grail Properties”) are comprised of 4.41 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.84 million including the land acquisition cost. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Project”) which will operate a cannabis cultivation facility. The lease requires Grail Project to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Grail Project’s Lease provides four, five-year renewal options. The lease also has a personal guarantee from the owner of Grail Project. Grail Project intends to operate the Grail Properties as licensed cannabis cultivation and processing facilities. The rent for the Grail Project Lease is structured whereby after a six-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.9% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. On February 23, 2021 PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million.

On January 14, 2021, we acquired a property (the “Apotheke Property”) for $150,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Apotheke”) of our wholly owned subsidiary which is comprised of 4.31 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.8 million including the land acquisition cost. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with DOM F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owner of Dom F. and Dom F intends to operate the Apotheke Property as a licensed cannabis cultivation and processing facility. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

On January 29, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). The purchase price was $7.685 million and we paid for the property with $2.685 million cash on hand and the issuance of 192,678 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. Canndescent is a premium flower brand for luxury cannabis in California. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes. The rent for the Canndescent Lease is structured to provide straight-line annual rent of approximately $1,074,000.

On March 12, 2021, we acquired a property (the “Gas Station Property”) for $85,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Gas Station”) of our wholly owned subsidiary which is comprised of 2.2 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.1 million including the land acquisition cost. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, Gas Station Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owners of Gas Station and they intend to operate the Gas Station Property as a licensed cannabis cultivation and processing facility. The rent for the Gas Station Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13.3% return on the original invested capital amount which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market and Historical Prices

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW” and our shares of Series A Preferred Stock are listed for trading on the NYSE American under the symbol “PW. A”. As of March 22, 2021, there were approximately 488 registered holders of registrant’s common shares.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. In 2017, we recorded a $16 million Net Operating Loss which reduces our taxable net income, thereby reducing the amount we are required to distribute to our shareholders as dividends, until such Net Operating Losses are exhausted.

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

Any distributions that we make will be at the discretion of our Board of Trustees, and there can be no assurance that dividends will be paid in any particular period or at any particular level, or sustained in future periods based on past timing of payments and payments levels. Dividends on our Series A Preferred Stock are cumulative and must be paid in full and on a current basis in order for the Trust to pay dividends on it common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2020 that were not previously disclosed in our filings with the Securities and Exchange Commission

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)

Equity compensation plans approved by security holders	106,000	7.96	235,917

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	106,000	7.96	235,917

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Trust as of and for the years ended December 31, 2020 and December 31, 2019.

Overview

We are an internally managed real estate investment trust (“REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States. In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. CEA in the form of a greenhouse uses approximately 70% less energy than indoor growing and 95% less water usage than outdoor growing and does not have any agricultural runoff of fertilizers or pesticides. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

Our growth strategy focuses on identifying attractive real estate opportunities that exhibit attractive risk adjusted yields on investment relative to traditional real estate sectors. We are currently focused on making new acquisitions of real estate within the CEA sector related to cannabis cultivation. We believe there will be continued strong demand for cannabis related CEA in the form of greenhouses which we believe is the sustainable business model that can produce plants at a lower cost in an environmentally friendly way. We believe a convergence of changing public attitudes and increased cannabis legalization momentum in certain states creates an attractive opportunity to invest in cannabis related real estate. We expect that acquisition opportunities will continue to expand as additional states legalize.

We believe there is strong demand for capital from licensed cannabis cultivators that do not have access to traditional financing sources such as bank debt. Our construction financing and sale leaseback solutions provide attractive financing that allows cannabis operators to add additional growing capacity and/or invest in the growth of their business. Our tenants that are cannabis operators are able to achieve strong rent coverage based on the growing capacity of their facilities and the current wholesale price of cannabis. In addition, we believe our unique and flexible lease structure for cannabis operators, which typically includes a period of higher rent in the initial years of the lease and a reset to a lower rent for the remainder of the lease term provides strong protection to our investment basis while setting the tenant up for long-term success in the event cannabis prices decrease or federal legalization of cannabis is enacted.

During 2020, we acquired nine CEA properties in Colorado and Maine totaling approximately 187,000 square feet of greenhouses and cultivation/processing buildings representing a total capital commitment of approximately 17.9 million (consisting of purchase price and development costs but excluding transaction costs). Power REIT entered into seven new triple-net leases and three amendments with state-licensed medical cannabis operators related to these acquisitions which generate straight-line annualized rent of approximately $3.4 million, representing a yield in excess of 18% on invested capital.

As of December 31, 2020, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 41 acres of land with 216,278 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA for food and cannabis cultivation.

Results of Operations

Acquisitions in CEA real estate drove a 129% growth rate in 2020 Net Income and a 114% core FFO per share growth compared to 2019.

Results of Operations for the Year ended December 31, 2020 as compared to the year ended December 31, 2019

Our total revenue for the fiscal years 2020 and 2019 was approximately $4,273,000 and $2,181,000 respectively. Net income attributed to common shares for the fiscal year 2020 was approximately $1,892,000 compared to $667,000 for 2019. The difference between our 2020 and 2019 consolidated results was principally attributable to the following: an increase in rental income of $2,051,000, an increase in misc. income of $41,000, an increase in general and administrative costs of $119,000, an increase in property tax of $5,000, an increase in depreciation expense of approximately $103,000, and an increase in interest expense of approximately $639,000 due to the loan agreement entered into on November 25, 2019.

Our cash outlays, other than dividend payments on our Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs. We further expect that the remainder of our G&A expenses will continue to increase in 2021 and beyond as it further implements its business plan.

During 2020, as a result of Power REIT’s acquisition strategy, the contribution to its consolidated revenues related to CEA related real estate has increased as a percentage of our total consolidated revenue. For the fiscal year ended 2020, payments from NSC to P&WV under the Railroad Lease, payments from PWRS’s tenant and our CEA tenants contributed approximately 21%, 19% and 52% of consolidated revenue compared to 2019 where payments from NSC to P&WV under the Railroad Lease and payments from PWRS’s tenant contributed approximately 46% and 41% of consolidated revenue.

Liquidity and Capital Resources

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which may be secured by liens on assets. The Trust is exploring a variety of capital sources to fund its significant acquisition pipeline, which is in various stages of negotiations. In December 2020, we commenced a rights offering whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned. The Rights Offering closed on February 5, 2021 and Power REIT raised approximately $36.7 million and issued an additional 1,383,394 common shares.

Cash Flows

Our cash and cash equivalents totaled approximately $5,601,826 as of December 31, 2020, a decrease of $10,240,678 from December 31, 2019. During the year ended December 31, 2020, the primary use of cash was for working capital requirements and investment activities that included $10,232,408 paid for land and cultivation facilities and $2,087,086 paid for construction in progress for cultivation facilities.

During the year ended December 31, 2020, our net cash generated by operating activities was approximately $2,957,000. During the year ended December 31, 2019, the Trust’s net cash generated by operating activities was approximately $1,372,000.

During the year ended December 31, 2020, our net cash used in investing activities was approximately $12,319,000. During the year ended December 31, 2019, the Trust’s net cash used in investing activities was approximately $1,799,000.

During the year ended December 31, 2020, our net cash used in financing activities was approximately $878,000 which included $597,840 of payments on long-term debt and $280,230 for dividend payments to the holders of our Series A Preferred Stock. During the year ended December 31, 2019, the Trust’s net cash obtained by financing activities was approximately $14,498,000.

With the cash available as of December 31, 2020, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which may be secured by liens on assets. Based on our leases in place as of December 31, 2020, we anticipate generating $7,305,766 in cash rent over the next twelve months. At December 31, 2020, we owed debt in the principal amount of $24,410,186, which has debt service due of $635,501 over the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

Preferred Stock

During 2014, the Trust expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Trust’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Trust’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Trust fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. No Series A Preferred Stock was issued during 2020. The Trust had previously closed on the sale of approximately $3,492,000 of its Series A $25 Par Value Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014.

Borrowings

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 11 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2020 was approximately $70,000.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2020 was approximately $551,000 (net of approximately $6,800 of capitalized debt costs).

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The balance of the PWRS Bonds as of December 31, 2020 was approximately $8,183,000 (net of approximately $303,000 of capitalized debt costs).

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of December 31, 2020 was $14,994,000 (net of approximately $302,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2020 is as follows:

Total Debt

2021	635,501
2022	675,373
2023	1,168,431
2024	715,777
2025	755,634
Thereafter	20,459,470
Long term debt	$24,410,186

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

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in our consolidated financial statements.

Lease Accounting

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statement information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018, and the Trust adopted the standard using the modified retrospective approach effective January 1, 2019. The lessor accounting model under ASC 842 is similar to previous guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs.

The Trust elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Trust will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842c or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. The Trust did not have a cumulative effect adjustment to retained earnings upon adoption.

As lessor, for each of our real estate transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Trust or remains with the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option and certain other terms in the lease agreements. The Railroad Lease continues to be classified as a direct financing lease. Our solar ground leases and CEA property leases continue to be classified as operating leases under Topic 842 and we continue to record revenue for each of these properties on a straight-line basis.

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocate the purchase price on a relative fair value basis.

In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible assets acquired.

The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with existing property improvements.
●	Improvements – Based on the allocation of the relative fair value of the improvements acquired. Depreciation is calculated on a straight-line method over the useful life of the improvements.
●	Lease Intangibles – The Trust considers the value of an acquired in-place lease if in excess of the value of the land and improvements and the amortization of the lease intangible is over the remaining term of the lease on a straight-line basis.
●	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement.

Power REIT has several leases with tenants whereby the tenants are responsible for implementing improvements to Power REIT’s properties and Power REIT has committed to fund the cost of such improvements. Power REIT capitalized the costs of such property improvements but has determined not to capitalize interest expense based on a determination that the amount for each project would not be material and each project has a relatively short construction period.

For further information, see Note 2 to the consolidated financial statements appearing following Item 15 of this document, which is incorporated herein by reference.

Funds From Operations – Non-GAAP Financial Measures

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which management believes is a useful indicator of our operating performance. This Annual Report contains supplemental financial measures that are not calculated pursuant to U.S. GAAP, including the measure identified by us as Core FFO. Following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure.

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Trust’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Trust’s asset portfolio and inappropriately affect the comparability of the Trust’s period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Trust believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Trust to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Trust’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Trust’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)

	The Year Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019
Net Income	$2,171,874	$946,894	$863,970	$262,498
Stock-Based Compensation	255,611	205,335	66,159	47,127
Interest Expense - Amortization of Debt Costs	34,110	26,062	8,528	7,170
Amortization of Intangible Asset	237,140	237,142	59,286	59,287
Depreciation on Land Improvements	141,720	38,757	45,691	21,046
Core FFO Available to Preferred and Common Stock	2,840,455	1,454,190	1,043,634	397,128

Preferred Stock Dividends	(280,230)	(280,232)	(70,056)	(70,058)

Core FFO Available to Common Shares	$2,560,225	$1,173,958	$973,578	$327,070

Weighted Average Shares Outstanding (basic)	1,910,898	1,871,554	1,916,139	1,872,939

Core FFO per Common Share	1.34	0.63	0.51	0.17

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a- 15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2020 were effective. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of the Trust’s financial affairs.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no material changes in our internal control during the quarter ended December 31, 2020 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act and Section 404(c) of the Sarbanes-Oxley Act of 2002, as adopted and amended by the SEC, which provides that Section 404(b) of the Sarbanes-Oxley Act is not applicable with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 12b-2 the Trust is a smaller reporting company and not subject to the internal control over financial reporting attestation requirements by the Trust’s registered independent public accounting firm.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of December 31, 2020. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee Since	Trust Position
David H. Lesser	55	2009*	Chairman of Board of Trustee, Chief Executive Officer, Chief Financial Officer, Secretary
Susan P. Hollander	53	2020	Chief Accounting Officer
Virgil E. Wenger	90	1991*	Trustee Chairman of Audit Committee
William S. Susman	57	2010*	Trustee Chairman of Compensation Committee Member of Nominating Committee
Patrick R. Haynes, III	37	2011*	Trustee Member of Nominating Committee Member of Compensation Committee
Paula J. Poskon	56	2020	Trustee Chairman of the Nominating Committee Member of the Audit Committee

* Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & West Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

David H. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Since October 2013, Mr. Lesser has served as Chairman and CEO of Millennium Investment and Acquisition Company (ticker: MILC). Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC a sponsor of investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Director of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group.

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

HBP currently owns Intelligen Power Systems, LLC (“IPS”) which is an alternative energy business focused on the manufacturing of cogeneration equipment and the development of distributed energy related to cogeneration, wind, solar and biofuel. HBP acquired IPS through the bankruptcy reorganization of California-based Coast Intelligen (“Coast”), which was acquired as a portfolio company by an affiliate of Mr. Lesser’s in 2001. As a consequence of misdeeds by Coast’s former owners and management team, which did not involve Mr. Lesser, Coast was reorganized through a Chapter 11 bankruptcy filing, the ultimate result of which was (i) Coast winding down its operations; and (ii) IPS, which was a subsidiary of Coast, successfully emerging from the reorganization. IPS continues to operate today with a focused business plan providing cogeneration and other energy solutions to owners of real estate properties.

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

We believe that Mr. Lesser’s years of experience as a real estate investor, as a board director and in creating shareholder value for REITs provide significant benefits to the Trust.

Susan P. Hollander is the Chief Accounting Officer of Power REIT and is responsible for strategic accounting, compliance and financial functions including SEC and statutory filings. She has been working with our CEO, David Lesser, since 2017 as Controller for Intelligen Power Systems, Millennium Investment and Acquisition Company and IntelliStay Hospitality Management, LLC, and is increasingly focusing her efforts on Power REIT. Prior to that Ms. Hollander was Controller at Boston Provident, LP, a long-short, multi asset hedge fund specializing in the financial services industry for over 22 years where she focused primarily on financial reporting, trading operations, fund accounting and performance reporting. Ms. Hollander has more than 30 years of accounting, finance and tax experience, primarily within the financial services/real estate industry. In addition, Ms. Hollander has public company reporting expertise. Ms. Hollander graduated from Binghamton University, State University of New York with a Bachelor of Science in Economics.

We believe that Ms. Hollander’s 25 plus years of experience in finance provides significant benefits to the Trust.

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

Mr. Wenger has been a Trustee and Power REIT’s Audit Committee Chairman since December 2011. Mr. Wenger has been a Trustee of P&WV from 1991 to the present and was P&WV’s Audit Committee Chairman from 2005 to December 2011.

We believe that Mr. Wenger’s many years of experience at Ernst & Young LLP, significant financial expertise and leadership as Chairman of the Audit Committee provide significant benefits to the Trust.

William S. Susman has over 25 years of investment banking experience, including significant experience in the transportation and railroad industry. As the former head of Merrill Lynch’s Transportation and Consumer Group, Mr. Susman advised numerous railroad clients, including Burlington Northern, CSX, Kansas City Southern, Norfolk Southern Railways, TMM and Union Pacific. Mr. Susman is currently founder and CEO of a boutique investment advisory firm, Threadstone Advisors and has held such position since since 2011. Prior to founding Threadstone Advisors, he was President of Financo, an investment bank focused on retail and consumer goods, where he worked from 2004-2011. Mr. Susman began his investment banking career at Salomon Brothers, in their transportation group. Mr. Susman sits on the boards of two private companies: Preferred Fragrances and Jonathan Adler Enterprises. Mr. Susman is a graduate of the University of Michigan, with a B.S. in Business Administration and a Masters from the Kellogg Graduate School of Management at Northwestern University.

Mr. Susman has been a Trustee and Power REIT’s Compensation Committee Chairman since December 2011 and has been a member of the Nominating Committee since August 2012. Mr. Susman has been a trustee of P&WV from May 2011 to the present and was P&WV’s Compensation Committee Chairperson from August 2011 to December 2011.

We believe that Mr. Susman’s understanding of business, finance and the railroad industry, acquired through over 20 years of investment banking experience, and his leadership as Chairman of the Compensation Committee and in regard to governance matters, provide significant benefits to the Trust.

Patrick R. Haynes, III is co-founder and Managing Principal of Jackson River Capital, LLC a holding company sponsoring investment platforms co-founded by Mr. Haynes focused investments in hospitality and healthcare commercial real estate assets. In 2015, Mr. Haynes co-founded IntelliStay Hospitality Management, LLC, a sponsor of investments in hotels. In 2018, Mr. Haynes co-founded Wellness Real Estate Partners, LLC which is sponsoring investments in healthcare NNN investments. Mr. Haynes was previously employed by Alliance Partners HSP (“Alliance”), an opportunistic real estate investment venture backed by the family offices of Jay Shidler and Clay Hamlin and based in Philadelphia, PA. Mr. Haynes opened the New York City office for Alliance in 2014 and ran all opportunistic acquisitions for greater New York City Area. From 2010 until he joined Alliance in 2012, Mr. Haynes worked for the Rockefeller Group Investment Management Corp. (“RGIM”). At RGIM he was responsible for the financial analysis for RGIM’s corporate acquisitions and direct real estate investments and supported institutional fundraising and business development. Mr. Haynes began his career at Lehman Brothers in the Real Estate Private Equity Group where he performed financial analysis, market research and due diligence for over $2.0 billion in potential real estate acquisitions across all asset classes nationally. Mr. Haynes also worked on the successful management buyout of Lehman’s equity funds’ advisory business, responsible for the management of approximately $18 billion in real estate assets globally. Mr. Haynes remained with the go forward venture created by the fund’s management, Silverpeak Real Estate Partners, until joining RGIM. Mr. Haynes received a BA in U.S. History from Brown University.

Mr. Haynes has been a Trustee and a member of Power REIT’s Compensation Committee since December 2011 and a Member of the Nominating Committee since August 2012. Mr. Haynes has been a trustee of P&WV from May 2011 to the present and was a member of P&WV’s Compensation Committee from August 2011 to December 2011 and a member of P&WV’s Audit Committee from 2010 to December 2011.

We believe that Mr. Haynes’ experience and contacts in real estate and his experience in transaction structuring and private equity provide significant benefits to the Trust.

Paula J. Poskon is the founder of STOV Advisory Services LLC (“STOV”) which offers consulting and advisory services to company executives and investors in the areas of real estate, capital markets, investor relations, and diversity and inclusion. Prior to forming STOV, Ms. Poskon was a Senior Vice President/Senior Real Estate Research Analyst at D.A. Davidson & Co., a full-service investment firm, having been hired to co-lead the launch of its real estate capital markets platform. Prior to that, Ms. Poskon was a Director and Senior Equity Research Analyst in Real Estate at Robert W. Baird & Co., Inc., a wealth management, capital markets, asset management and private equity firm. Prior to that, Ms. Poskon held several positions at Lehman Brothers, a global financial services firm. Ms. Poskon was named No. 3 on The Wall Street Journal’s “Best on the Street” among real estate analysts for 2009 and No. 2 among real estate analysts for stock picking in 2011 by StarMine. She graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics with a concentration in Accounting and a Master of Business Administration in Finance with a concentration in Strategic Management. Ms. Poskon is a frequent speaker at real estate industry conferences. Ms. Poskon currently serves as a Trustee of Wheeler Real Estate Investment Trust, Inc., having been elected by shareholders in 2019.

Ms. Poskon has been a Trustee and Chairman of Power REIT’s Nominating Committee since July 2020 and a Member of the Audit Committee since July 2020.

We believe that Ms. Poskon’s many years of experience within the real estate industry and significant financial expertise and her leadership as Chairman of the Nominating Committee provides significant benefits to the Trust.

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

Audit Committee

Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide: Virgil E. Wenger and Paula Poskon. Mr. Wenger serves as chairman of the Audit Committee. The Board of Trustees has determined that Mr. Wenger and Ms. Poskon meet the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

During 2020, the Audit Committee on two occasions, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com.

Compensation Committee

During 2020, our Compensation Committee consisted of two independent trustees: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

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

During 2020, the Compensation Committee met once and on one other occasion during the year, after conferring individually or via writing, took one additional action by written consent. All of the Compensation Committee members were in attendance at the meeting. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

The Nominating Committee is chaired by Paula Poskon with William S. Susman and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee met one time in 2020.

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

To propose a nominee, shareholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Trust’s Secretary by writing to them in care of the Trust at its principal executive offices. Such correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact the nominee if the Nominating Committee so chooses. Candidates viewed by the Nominating Committee as qualified and suitable for service as a trustee will be contacted to determine interest in being considered to serve on the Board of Trustees and, if interested, will be interviewed and have their qualifications established and considered.

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

Delinquent Section 16(a) Reports: None

Section 16(a) of the Exchange Act requires that our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and, in our case, the NYSE American. Executive officers, trustees and greater than 10% shareholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of such copies, we believe that our current executive officers, trustees and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2020 except for the following: one late Form 4 filing by each of Virgil Wenger, Patrick Haynes and William Susman with respect to one stock grant issued to each of them as compensation.

Item 11. Executive Compensation

Trustee Compensation

Compensation of our independent trustees for the fiscal year ending December 31, 2020, is listed in the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Virgil E. Wenger	$-	$17,206	$-	$-	$-	$-	$17,206
William S. Susman	$-	$17,206	$-	$-	$-	$-	$17,206
Patrick R Haynes, III	$-	$17,206	$-	$-	$-	$-	$17,206
Paula Poskon	$-	$17,206	$-	$-	$-	$-	$17,206

(1)	For all stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718.

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2020 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Unvested Shares Subject to Outstanding Stock Awards

Virgil E. Wenger	2,000	350
William S. Susman	2,000	350
Patrick R Haynes, III	2,000	350
Paula Poskon	0	350

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our principal executive officer and principal accounting officer for the last two fiscal years ending December 31, 2020 is set forth in the table below:

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

David H. Lesser, Chairman, CEO and CFO	2019	$-	$-	$-	$-	$-	-	$-

David H. Lesser, Chairman, CEO and CFO	2020	$-	$-	$336,400	$-	$-	-	$336,400

Susan Hollander*, CAO	2020	$-	$-	$9,382	$-	$-		$9,382

* Susan Hollander became the CAO in 2020

The following table sets forth outstanding option equity and restricted stock awards granted to the Trust’s principal executive officer as of December 31, 2020:

Outstanding Equity Awards at Fiscal Year End

Option Awards				Stock Awards
Name	Number of shares underlying unexercised options (exercisable)	Number of shares underlying unexercised options (unexercisable)	Option exercise price ($)	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested (1)
David H. Lesser, Chairman and CEO	100,000	0	$7.96	8/13/2022	33,333	$264,471

(1)	Based on stock price as of the date of the grant.

COMPENSATION DISCUSSION

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

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants during 2020. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of December 31, 2020, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,299,233 shares of our Common Shares outstanding as of March 24, 2021.

	Owned at March 24, 2021
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Executive Officers
David H. Lesser (1)	986,990	29.04%
Susan H. Hollander	1,800	*
Virgil E. Wenger(2)	11,060	*
William S. Susman(3)	7,700	*
Patrick R. Haynes, III(4)	20,144	*
Paula J. Poskon	2,700	*
All trustees and executive officers as a group	1,030,394	30.35%

* Less than 1%

(1) Mr. Lesser beneficially owns (i) 886,990 shares of common stock, which includes: (a) 408,217 shares owned directly and indirectly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“LMR2A”), for which Hudson Bay Partners, LP (“HBP”) which is 100% owned by David Lesser, acts as the Co-Managing Member, (c) 132,074 shares of common stock owned indirectly through PW RO Holdings LLC (“PW Holdings”) for which HBP is the Managing Member, (d) 155,000 shares of common stock owned indirectly through PW RO Holdings 2 LLC (“PW 2 Holdings”) for which HBP acts as the Managing Member, and (e) 123,020 shares of common stock owned indirectly through PW RO Holdings 3 LLC (“PW 3 Holdings”) for which HBP acts as Managing member, and (ii) 10 year options granted on August 13, 2012 to purchase 100,000 shares of our common stock at $7.96 per share, all of which have vested. The address for each of Mr. Lesser, LMR2A, PW Holdings, PW 2 Holdings, PW 3 Holdings is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Does not include 68,335 shares of common stock owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Mr. Wenger beneficially owns (i) 9,060 shares of common stock and (ii) 10 year options granted on August 13, 2012 to purchase 2,000 shares of our common stock at $7.96 per share, all of which have vested.

(3) Mr. Susman beneficially owns (i) 5,700 shares of common stock and (ii) 10 year options granted on August 13, 2012 to purchase 2,000 shares of our common stock at $7.96 per share, all of which have vested.

(4) Mr. Haynes beneficially owns (i) 16,144 shares of common stock, which includes: (a) 6,637 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member, and (ii) 10 year options granted on August 13, 2012 to purchase 2,000 shares of our common stock at $7.96 per share, all of which have vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “related Party Transactions” since January 1, 2019.

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During both 2019 and 2020, Power REIT (on a consolidated basis) did not pay any legal fees to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2020, the Board of Trustees approved increasing the amount paid to HBP to $1,750 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. On July 1, 2020, the Board of Trustees approved increasing the amount paid to HBP to $2,500 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. A total of $25,500 was paid pursuant to this arrangement during the year ended December 31, 2020 compared to $12,000 paid during the year ended December 31, 2019.

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

INDEPENDENCE OF THE BOARD OF TRUSTEES

The Trust’s common shares and 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock are listed on the NYSE American. Under the NYSE American listing standards, independent trustees must comprise a majority of a listed company’s board of trustees and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the NYSE American listing standards, a trustee will only qualify as an “independent trustee” if, in the opinion of that company’s board of trustees, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a trustee.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of trustees, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

The Trust’s board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our trust that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Lesser, due to his position as Chief Executive Officer of our trust, is “independent” as that term is defined under the rules of the NYSE American. As a result, are deemed to be “independent” as that term is defined under the rules of the NYSE American.

In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our trust and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. The Trust paid MaloneBailey, LLP. $66,000 and $51,000 for professional services in the years ended 2020 and 2019, respectively, related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Tax Fees

The Trust has engaged BDO USA LLP to prepare its 2019 tax return. The trust paid BDO USA LLP $8,925 in 2020 for professional services rendered.

Other Fees

Other than the fees described above, there were no payments made to MaloneBailey LLP, A.C., during 2020, including payments whose disclosure is called for under Items 9(e)(2) and (4) of the SEC’s Schedule 14A.

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

All of the engagements for services rendered in 2020 by the Trust’s independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2) Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

EXHIBIT INDEX

A list of all financial statements, financial statement schedules and related information filed as part of this document is set forth starting on page F-1 hereof.

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Form 8-A12B filed with the Securities and Exchange Commission as of November 11, 2014.

4.1*	Description of Capital Stock

4.2†	Power REIT 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 29, 2020).

4.3	Instructions as to use of Power REIT Rights Certificates, incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

4.4	Rights Certificate/Rights Subscription Agreement, incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

4.5	Shareholder Letter, incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.3	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.4	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.5	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.6	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.7	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.8	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of July 15, 2019

Lease Agreement between PW CO CanRE Sherman 6 LLC and Green Street LLC, dated February 1, 2020, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of February 6, 2020.

Lease Agreement between PW CO CanRE Mav 14 LLC and NutraCanna LLC, dated February 1, 2020, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of February 6, 2020.

10.9	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC) dated December 1, 2011 incorporated herein by reference to Exhibit 10.5 to the annual report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.10	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC dated December 31, 2012, incorporated herein by reference to such Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.11	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.12	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.13	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC dated March 26, 2013, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.14	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.15	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.16	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.17	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.18	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020

10.19	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.20	Lease Agreement related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 20, 2020.

10.21	Lease Amendment Related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.22	Lease Agreement Related to Sweet Dirt, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.23	Lease Amendment related to Sweet Dirt, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.24	Lease Amendment related to Sherman 6, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.25	Lease Agreement with Fifth Ace, LLC, incorporated herein by reference to Exhibit 10.1 to such exhibit to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 21, 2020.

10.26	Lease Agreement with PSP Management LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of October 16, 2020.

10.27	Lease Agreement with Green Mile Cultivation LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of December 7, 2020.

10.28	Form of Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.29	Lease Agreement with The Grail Project LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

10.30	Lease Agreement with DOM F LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.31	Lease Agreement with Fiore Management, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

10.32	Lease Amendment related to The Grail Project, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

10.33	Lease Agreement with The Gas Station, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer (Principal executive officer and principal financial officer)

Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Lesser, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO, CFO,	March 24, 2021
David H. Lesser	Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 24, 2021
Susan Hollander

/s/ Virgil E. Wenger	Trustee	March 24, 2021
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 24, 2021
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 24, 2021
Patrick R. Haynes, III

/s/ Paula Poskon	Trustee	March 24, 2021
Paula Poskon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

March 23, 2021

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Land	$8,333,040	$6,928,644
Greenhouse cultivation and processing facilities, net of accumulated depreciation	10,305,979	1,619,687
Greenhouse cultivation and processing facilities - construction in progress	2,087,086	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	29,876,105	17,698,331

Cash and cash equivalents	5,601,826	15,842,504
Prepaid expenses	89,345	14,626
Intangible assets, net of accumulated amortization	3,352,313	3,589,453
Deferred rent receivable	1,602,655	546,187
Other assets	16,975	16,700
TOTAL ASSETS	$40,539,219	$37,707,801

LIABILITIES AND EQUITY
Accounts payable	$83,562	$54,993
Accrued interest	80,579	84,313
Deferred rent liability	123,966	_
Tenant security deposits	1,137,481	114,378
Prepaid rent	105,331	29,342
Current portion of long-term debt, net of unamortized discount	605,272	564,682
Long-term debt, net of unamortized discount	23,192,871	23,797,191
TOTAL LIABILITIES	25,329,062	24,644,899

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (175,000 shares authorized; 144,636 issued and outstanding as of December 31, 2020 and December 31, 2019)	3,492,149	3,492,149

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 1,916,139 shares issued and outstanding at December 31, 2020 and 1,872,939 at December 31, 2019)	1,916	1,873
Additional paid-in capital	12,077,054	11,821,486
Accumulated deficit	(360,962)	(2,252,606)
Total Equity	11,718,008	9,570,753

TOTAL LIABILITIES AND EQUITY	$40,539,219	$37,707,801

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2020	2019
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	3,283,324	1,232,359
Other income	74,385	33,539
TOTAL REVENUE	4,272,709	2,180,898

EXPENSES
Amortization of intangible assets	237,140	237,142
General and administrative	527,818	408,505
Property taxes	27,515	22,188
Depreciation expense	141,720	38,757
Interest expense	1,166,642	527,412
TOTAL EXPENSES	2,100,835	1,234,004

NET INCOME	2,171,874	946,894

Preferred Stock Dividends	(280,230)	(280,232)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,891,644	$666,662

Income Per Common Share:
Basic	$0.99	$0.36
Diluted	0.96	0.36

Weighted Average Number of Shares Outstanding:
Basic	1,910,898	1,871,554
Diluted	1,973,383	1,871,554

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	1,870,139	$1,870	$11,616,154	$(2,919,268)	$8,698,756
Net Income	-	-	-	946,894	946,894
Cash Dividends on Preferred Stock	-	-	-	(280,232)	(280,232)
Stock-Based Compensation	2,800	3	205,332	-	205,335
Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	2,171,874	2,171,874
Cash Dividends on Preferred Stock	-	-	-	(280,230)	(280,230)
Stock-Based Compensation	43,200	43	255,568	-	255,611
Balance as of December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2020	2019
Operating activities
Net Income	$2,171,874	$946,894

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	237,140	237,142
Amortization of debt costs	34,110	26,062
Stock-based compensation	255,611	205,335
Depreciation	141,720	38,757

Changes in operating assets and liabilities
Accounts payable, related party	-	(1,374)
Other assets	(275)	-
Deferred rent receivable	(1,056,468)	(220,219)
Deferred rent liability	123,966	-
Prepaid expenses	(74,719)	2,169
Accounts payable	-	30,165
Tenant security deposits	1,023,103	114,378
Accrued interest	-	(3,533)
Prepaid rent	75,989	(3,509)
Net cash provided by operating activities	2,932,051	1,372,267

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(10,232,408)	(1,799,021)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(2,087,086)	-
Net cash used in investing activities	(12,319,494)	(1,799,021)

Financing Activities
Payment of debt issuance costs	-	(312,212)
Proceeds from long-term debt	-	15,500,000
Principal payment on long-term debt	(597,840)	(409,309)
Cash dividends paid on preferred stock	(280,230)	(280,232)
Net cash provided by financing activities	(878,070)	14,498,247

Net increase (decrease) in cash and cash equivalents	(10,265,513)	14,071,493

Cash and cash equivalents, beginning of period	$15,842,504	$1,771,011

Cash and cash equivalents, end of period	$5,601,826	$15,842,504

Supplemental disclosure of cash flow information:
Interest paid	$1,128,799	$504,883

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – GENERAL INFORMATION

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds real estate assets related to transportation, alternative energy infrastructure and Controlled Environment Agriculture (CEA) in the United States.

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. Currently, the Trust is structured as a holding company and owns its assets through fourteen wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue.

During the year ended December 31, 2020, the Trust paid quarterly dividends of approximately $280,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2019, the last tax return completed to date, the Trust has a net operating loss of $17 million, which may reduce or eliminate this requirement.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Share Based Compensation Accounting Policy

The Trust records all equity-based incentive grants to officers and non-employee members of the Trust’s Board of Directors in general and administrative expenses in the Trust’s Consolidated Statements of Operations based on their fair value determined on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting term of the outstanding equity awards.

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if the Trust has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. See Note 9 for detailed related party’s transactions.

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

Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Income per Share:

	Year Ended
	December 31,
	2020	2019

Numerator:
Net Income	$2,171,874	$946,894
Preferred Stock Dividends	(280,230)	(280,232)
Numerator for basic and diluted EPS - income available to common Shareholders	$1,891,644	$666,662

Denominator:
Denominator for basic EPS - Weighted average shares	1,910,898	1,871,554
Dilutive effect of options	62,485	-
Denominator for diluted EPS - Adjusted weighted average shares	1,973,383	1,871,554

Basic income per common share	$0.99	$0.36
Diluted income per common share	$0.96	$0.36

Cash and Cash Equivalents

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the years ended December 31, 2020 and 2019, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with existing property improvements.
●	Improvements – Based on the allocation of the relative fair value of the improvements acquired. Depreciation is calculated on a straight-line method over the useful life of the improvements.
●	Lease Intangibles – The Trust considers the value of an acquired in-place lease if in excess of the value of the land improvements and the amortization of the lease intangible is over the remaining term of the lease on a straight-line basis.
●	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement.

Power REIT has several leases with tenants whereby the tenants are responsible for implementing improvements to Power REIT’s properties and Power REIT has committed to fund the cost of such improvements.  Power REIT capitalized the costs of such property improvements but has determined not to capitalize interest expense based on a determination that the amount for each project would not be material and each project has a relatively short construction period.

Impairment of Long-Lived Assets

At least quarterly, the Trust evaluates its long-lived assets, including its investment in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Trust’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. Future events could occur which would cause the Trust to conclude that impairment indicators exist and an impairment loss is warranted. If an impairment indicator exists, the Trust performs the following:

●	For long-lived operating assets to be held and used, the Trust compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Trust would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of up to 20 years for greenhouses and 39 years for auxiliary buildings. The Trust recorded an increase in depreciation expense for the year ended December 31, 2020 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the twelve months ended December 31, 2020 and 2019, approximately $142,000 and $39,000 depreciation expense was recorded, respectively.

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in our consolidated financial statements.

Lease Accounting

In February 2016, the FASB issued ASU No 2016-02 “Leases” (Topic 842). The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The standard also requires companies to disclose in the footnotes to their financial statement information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This standard is effective for fiscal years and interim periods beginning after December 15, 2018, and the Trust adopted the standard using the modified retrospective approach effective January 1, 2019. The lessor accounting model under ASC 842 is similar to previous guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs.

The Trust elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Trust will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842c or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. The Trust did not have a cumulative effect adjustment to retained earnings upon adoption.

As lessor, for each of our real estate transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Trust or remains with the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control and will be classified as a sales-type lease if control of the underlying asset is transferred to the lessee. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, the economic useful life of the facilities, the existence of a purchase option and certain other terms in the lease agreements. The Railroad Lease continues to be classified as a direct financing lease. Our solar ground leases and CEA property leases continue to be classified as operating leases under Topic 842 and we continue to record revenue for each of these properties on a straight-line basis.

Lease amendments are evaluated to determine if the modification grants the lessee an additional right-of-use not included in the original lease and if the lease payments increase commensurate with the standalone price of the additional right-of-use, adjusted for the circumstances of the particular contract. If both conditions are present, the lease amendment is accounted for as a new lease that is separate from the original lease.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2020 and 2019, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of intangibles established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2020 and 2019, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2020 and 2019.

The following table provides a summary of the Intangible Assets:

	December 31, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Intangibles - PWTS	$237,471	$72,043	$165,428	$237,471	$62,389	$175,082
Intangibles - PWRS	4,713,548	1,526,663	3,186,885	4,713,548	1,299,177	3,414,371
Total	$4,951,019	$1,598,706	$3,352,313	$4,951,019	$1,361,566	$3,589,453

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2021	$237,141
2022	237,141
2023	237,141
2024	237,141
2025	237,141
Thereafter	2,166,608
Total	$3,352,313

Net Investment in Direct Financing Lease – Railroad

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2020 and 2019.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Trust’s financial position or results of operations upon adoption.

The Trust has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the twelve months ended December 31, 2020, consolidated rental revenues from CEA properties surpassed the railroad and solar properties as CEA tenants represented 52%, while rents from NSC to P&WV under the railroad lease and from PWRS’s tenant represented 21% and 19%, respectively. Payments from NSC to P&WV under the railroad lease and payments from PWRS’s tenant represented approximately 42% and 37% of Power REIT’s consolidated revenues for the twelve months ended December 31, 2019, respectively. NSC, which is P&WV’s tenant, is a Class I railroad and, as reported in its Form 10-K filed with the SEC on February 4, 2021, had approximately $14.8 billion of total stockholders’ equity as of December 31, 2020 and earned approximately $2.0 billion of net income during its fiscal year ended December 31, 2020.

Power REIT places its cash and cash equivalents with a single, high-credit quality financial institution; however, amounts are not insured or guaranteed by the FDIC. The Trust has not experienced any losses in such accounts and management believes the Trust is not exposed to any significant credit risk on its cash balances.

4 – ACQUISITIONS

2019

On July 12, 2019, through two new wholly owned subsidiaries, PW CanRe of Co. Holdings, LLC and PW CO CanRE JAB, LLC (“PW JAB”), Power REIT completed the acquisition of two greenhouse properties in southern Colorado. One property was acquired for $1,075,000, is 2.11 acres and has an existing greenhouse and processing facility totaling 12,996 square feet. The other property was acquired for $695,000, is 5.2 acres and has an existing greenhouse and processing facility totaling 5,616 square feet. The total combined purchase price of $1,770,000 plus acquisition expenses of $29,021 was paid with existing working capital. On November 1, 2019, PW JAB, amended the lease with JAB Tenant to expand the greenhouse at the 5.2-acre property from approximately 5,616 rentable square feet of greenhouse to approximately 16,416 square feet. As of December 31, 2020, the construction is complete and in service and $899,583 has been moved out from construction in progress.

The following table summarizes the allocation of the purchase consideration for PW JAB based on the fair values of the assets acquired:

Land	$140,577
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facilities)	1,658,444

Total Assets Acquired	$1,799,021

2020

On January 31, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 14, LLC, completed the acquisition of a greenhouse property in southern Colorado (“Mav 14 Property”). Mav 14 Property, 5.54 acres with an existing greenhouse and processing facility totaling approximately 9,300 square feet approved for medical cannabis cultivation, was acquired for $850,000. The purchase price plus acquisition expenses of $10,085 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, the Trust’s total capital commitment is $1,908,400 plus acquisition expenses. As of December 31, 2020, the construction is complete and in service and $1,039,813 has been moved out from construction in progress.

The following table summarized the allocation of the purchase consideration for Maverick 14 based on the fair values of the assets acquired:

Land	$150,000
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facility)	710,085

Total Assets Acquired	$860,085

On February 20, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Sherman 6, LLC, Power REIT completed the acquisition of a property in southern Colorado (“Sherm 6 Property”). Sherm 6 Property, 5.0 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $724 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the property for $1,693,800. On August 25, 2020, PW Sherm 6 amended the lease with Sherman 6 Tenant, making an additional $151,301 available to fund the construction of an additional 2,520 square feet of head-house/processing space. Accordingly, the Trust’s total capital commitment is $1,995,101 plus acquisition costs. As of December 31, 2020, the construction is complete and in service and $1,643,494 has been moved out from construction in progress.

On March 19, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 5, LLC completed the acquisition of a property in southern Colorado (“Mav 5 Property”). Mav 5 Property, 5.2 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000. As part of the transaction, the Trust has agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. On May 1, 2020, the PW Mav 5 amended the lease with Mav 5 Tenant, making an additional $340,539 to fund the construction of an additional 5,040 square feet of greenhouse space at the property. Accordingly, Power REIT’s total capital commitment is $1,358,664. As of December 31, 2020, the total construction in progress that was funded by Power REIT is approximately $1,142,000.

On May 15, 2020, through a newly formed wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a 3.06 acre property (“495 Property”) in York County, Maine for $1,000,000. The property included a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that was at the time of the acquisition under active construction. As part of the acquisition, Power REIT reimbursed its tenant, Sweet Dirt, $950,000 related to the partially built greenhouse and processing/distribution building and will fund up to approximately $2,970,000 of additional costs to complete the construction. Accordingly, Power REIT’s total investment in the property is approximately $4,920,000 plus acquisition expenses of $40,507. As of December 31, 2020, the construction is complete and in service and $4,461,940 has been moved out from construction in progress.

On September 18, 2020, through the wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a property (“505 Property”) in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58 acre property purchased for $400,000 plus $15,497 in closing costs and is adjacent to the 495 Property. As part of the transaction, Power REIT agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1,560,000. Accordingly, Power REIT ‘s total investment in the property is approximately $1,960,000 plus acquisition expenses. As of December 31, 2020, the total construction in progress that was funded by Power REIT is approximately $94,500.

The following table summarizes the allocation of the purchase considerations for Sweet Dirt based on the fair values of the assets acquired:

	495 Property	505 Property

Land	$267,011	$312,385

Construction in Progress	1,723,496	103,112

Total Assets Acquired	$1,990,507	$415,497

On September 18, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 7, LLC, Power REIT completed the acquisition of a property in Southern Colorado (“Tam 7 Property”). Tam 7 Property, 4.32 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $223 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of an 18,000 square feet greenhouse and processing facility for $1,214,585. Accordingly, Power REIT’s total capital commitment is 1,364,585 plus acquisition costs. As of December 31, 2020, the total construction in progress that was funded by Power REIT is approximately $414,000.

On October 2, 2020 through a newly formed wholly owned subsidiary, PW CO CanRE MF, LLC, Power REIT completed the acquisition of two properties in Southern Colorado (“MF Properties”). The MF Properties, a total of 4.46 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $513 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of 33,744 square feet of greenhouse and processing space for $2,912,300. Accordingly, Power REIT’s total capital commitment is $3,062,300 plus acquisition costs. As of December 31, 2020, the total construction in progress that was funded by Power REIT is approximately $279,000.

On December 4,2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 19, LLC, Power REIT completed the acquisition of a property in Southern Colorado (“Tam 19 Property”). Tam 19 Property, 2.11 acres of vacant land approved for medical cannabis cultivation, was acquired for $75,000 plus $419 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of a 13,728 square foot greenhouse and two 2,400 square foot ancillary buildings for $1,236,116. Accordingly, Power REIT’s total capital commitment is $1,311,116 plus acquisition costs. As of December 31, 2020, the total construction in progress that was funded by Power REIT is approximately $156,000.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years and 39 years for the auxiliary buildings.

5– DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term ranging between 20 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the year ended December 31, 2020 is approximately $4,198,000.

Direct Financing Leases

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

Prior to 1983, the Railroad Lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as accounted for under “betterment accounting” were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from “betterment accounting” (which was previously used by the P&WV and most railroads) to “depreciation accounting”. The leased assets, under “depreciation accounting,” are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the Railroad Lease is considered a direct financing lease and the property deemed sold in exchange for rentals receivable under GAAP accounting. As of January 1, 2019, the accounting model under ASC 842 was adopted and there is no material change to the financial statements.

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC. In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year. In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV. The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, was part of the subject of a multi-year litigation which concluded in 2017. Based on the outcome of the litigation, the indebtedness that was accrued on Power REIT’s tax books is deemed uncollectable and was written off for tax purposes in 2017. The amount of this indebtedness has not been reflected on P&WV’s financial statements which are consolidated into Power REIT’s financial statements and therefore for financial reporting purposes there was no change related thereto.

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10% as of the date FASB ASC 840 and 842 was implemented. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2020.

Operating Leases

The Trust is the lessor for a portfolio of leases that are accounted for as operating leases under the lease standard. All rental income is recorded on a straight-line basis over the term of the lease.

On December 31, 2020 the following operating leases were in place:

Property Type/Name	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Annual Straight-Line Rent ($)	Rent Recorded 2020 ($)	Rent Recorded 2019 ($)

Solar Farm Lease
PWSS	Dec-11	22	2 x 5-years		89,494	89,494	89,494
PWTS	Mar-13	25	2 x 5-years	Y	32,500	32,500	32,500
PWTS	Mar-13	25	2 x 5-years	Y	37,500	37,500	37,500
PWTS	Mar-13	25	2 x 5-years	Y	16,800	16,800	16,800
PWTS	Mar-13	25	2 x 5-years	Y	29,900	29,900	29,900
PWTS	Mar-13	25	2 x 5-years	Y	40,800	40,800	40,800
PWRS	Apr-14	20	2 x 5-years	Y	803,117	803,117	803,117

CEA Property Lease
PW JAB	Jul-19	20	2 x 5-years	Y	201,810	201,810	182,248
PW JAB	Jul-19	20	2 x 5-years	Y	294,046	294,046	-
PW Mav 14	Feb-20	20	2 x 5-years	Y	354,461	324,922	-
PW Sherm 6	Feb-20	20	2 x 5-years	Y	375,159	327,278	-
PW Mav 5	Apr-20	20	2 x 5-years	Y	256,743	187,272	-
PW SD (495 and 505)	May-20	20	2 x 5-years	Y	1,292,904	682,677	-
PW Tam 7	Sep-20	20	2 x 5-years	Y	261,963	74,950	-
PW MF	Oct-20	20	2 x 20-years	Y	578,664	121,079	-
PW Tam 19	Dec-20	20	2 x 5-years	Y	252,061	19,179	-
					4,917,922	3,283,324	1,232,359

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2020:

2021	$6,390,766
2022	8,064,819
2023	7,609,412
2024	4,642,531
2025	3,847,898
Thereafter	60,741,651
Total	$91,297,077

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 11 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2021. The balance of the Municipal Debt as of December 31, 2020 and December 31, 2019 is approximately $70,000 and $77,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed annual interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2020 and December 31, 2019 is approximately $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing) and $579,000 (net of approximately $9,500 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and an annual 4.34% interest rate. As of December 31, 2020, and December 31, 2019, the balance of the PWRS Bonds was approximately $8,183,000 (net of unamortized debt costs of approximately $303,000) and $8,538,000 (net of unamortized debt costs of approximately $325,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed annual interest rate of 4.62% and the capitalized debt costs of $312,000 which is amortized over the life of the financing which matures in 2054 (35 years).  The balance of the loan as of December 31, 2020 and December 31, 2019 is $14,994,000 (net of approximately $302,000 of capitalized debt costs) and 15,169,000 (net of approximately $311,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2020 is as follows:

Total Debt

2021	635,501
2022	675,373
2023	1,168,431
2024	715,777
2025	755,634
Thereafter	20,459,470
Long term debt	$24,410,186

7 – LONG-TERM COMPENSATION

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2020, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 235,917.

Summary of Stock Based Compensation Activity – Options

The summary of Plan activity for the year ended December 31, 2020, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2019	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2020	106,000	7.96	1,985,380
Options vested at December 31, 2020	106,000	7.96	1,985,380

As of December 31, 2020, the weighted average remaining term of the options is 1.61 years.

The summary of Plan activity for the year ended December 31, 2019, with respect to the Trust’s stock options, was as follows:

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2018	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of December 31, 2019	106,000	7.96	110,240
Options vested at December 31, 2019	106,000	7.96	110,240

As of December 31, 2019, the weighted average remaining term of the options is 2.61 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock based compensation activity for the year ended December 31, 2020, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2019	24,033	6.14
Plan Awards	43,200	9.61
Restricted Stock Vested	(32,167)	7.95
Balance as of December 31, 2020	35,066	8.76

The summary of Stock Based Compensation activity for the year ended December 31, 2019, with respect to the Trust’s restricted stock, was as follows:

Summary of Plan Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2018	54,033	6.23
Plan Awards	2,800	5.80
Restricted Stock Vested	(32,800)	6.26
Balance as of December 31, 2019	24,033	6.14

Stock-based Compensation

During 2020, the Trust recorded approximately $256,000 of non-cash expense related to restricted stock and options granted compared to approximately $205,000 for 2019. As of December 31, 2020, there was approximately $307,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2023. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

8 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2020, the last tax return completed to date, the Trust has a net operating loss of $17 million, which may reduce or eliminate this requirement.

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

9 - RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters and the litigation with NSC. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the year ended December 31, 2020, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the company, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Directors approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. Effective January 1, 2020, the Board of Trustees approved increasing the amount paid to HBP to $1,750 per month based on an increased work level and the conclusion that it would pay more for such support from an unaffiliated third party for the same functions. On July 1, 2020 the Board of Trustees approved increasing the amount paid to HBP to $2,500 per month based on an increased work level and the conclusion that it would pay more for such support form an unaffiliated third party for the same functions. A total of $25,500 was paid pursuant to this arrangement during the year ended December 31, 2020 compared to $12,000 paid in 2019.

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

11 - SUBSEQUENT EVENTS

On January 4, 2021, we acquired two properties located in southern Colorado through a newly formed wholly owned subsidiary (“PW Grail”) of our wholly owned subsidiary for $150,000. The properties (the “Grail Properties”) are comprised of 4.41 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.84 million including the land acquisition cost. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Project”) which will operate a cannabis cultivation facility. The lease requires the Grail Project to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, Grail Project’s Lease provides four, five-year renewal options. The lease also has a personal guarantee from the owner of Grail Project. On February 23, 2021 PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million.

On January 7, 2021, we filed Articles Supplementary with the State of Maryland to classify an additional 1,500,000 unissued shares of beneficial interest, par value $0.001 per share, as 7.75% Series A Preferred Stock, such that the Trust shall now have authorized an aggregate of 1,675,000 shares of Series A Preferred Stock, all of which shall constitute a single series of Series A Preferred Stock.

On January 14, 2021, we acquired a property (the “Apotheke Property”) for $150,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Apotheke”) of our wholly owned subsidiary which is comprised of 4.31 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.8 million including the land acquisition cost. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with DOM F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owner of Dom F.

On January 28, 2021, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15, 2021 to shareholders of record on February 15, 2021.

In December, 2020, we commenced a rights offering whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share. The Rights Offering closed on February 5, 2021 and Power REIT raised approximately $36.7 million and issued an additional 1,383,394 common shares. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC which participated in the rights offering and acquired 132,074 shares, is the Managing Member of PW RO Holdings 2 LLC which participated in the rights offering and acquired 155,000 shares and is the Managing Member of PW RO Holdings 3 LLC which participated in the rights offering and acquired 123,020 shares. HBP became the Co-Managing Member of 13310 LMR2A (“13310”) after the Trust acquired the Canndescent property from 13310 which participated in the rights offering and acquired 68,679 shares.

On January 29, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). The purchase price was $7.685 million, and we paid for the property with $2.685 million cash on hand and the issuance of 192,678 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes.

On March 12, 2021, we acquired a property (the “Gas Station Property”) for $85,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Gas Station”) of our wholly owned subsidiary which is comprised of 2.2 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.1 million including the land acquisition cost. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, Gas Station Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owners of Gas Station.

