Form 10-Q
period 2021-03-31
Power REIT
filed 2021-05-07
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,299,533 common shares, $0.001 par value, outstanding at May 7, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Land	$8,976,460	$8,333,040
Greenhouse cultivation and processing facilities, net of accumulated depreciation	19,216,552	10,305,979
Greenhouse cultivation and processing facilities - construction in progress	3,439,602	$2,087,086
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	40,782,614	29,876,105

Cash and cash equivalents	37,071,322	5,601,826
Prepaid expenses	64,514	89,345
Intangible assets, net of accumulated amortization	3,293,028	3,352,313
Deferred rent receivable	2,109,365	1,602,655
Other assets	16,975	16,975
TOTAL ASSETS	$83,337,818	$40,539,219

LIABILITIES AND EQUITY
Accounts payable	$74,514	$83,562
Accrued interest	77,468	80,579
Deferred rent liability	234,751	123,966
Tenant security deposits	1,237,482	1,137,481
Prepaid rent	155,286	105,331
Current portion of long-term debt, net of unamortized discount	613,165	605,272
Long-term debt, net of unamortized discount	23,128,061	23,192,871
TOTAL LIABILITIES	25,520,727	25,329,062

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 and 144,636 issued and outstanding as of March 31, 2021 and December 31, 2020)	8,489,952	3,492,149

Equity:
Common Shares, $0.001 par value (100,000,000 shares authorized; 3,299,533 shares issued and outstanding at March 31, 2021 and 1,916,139 at December 31, 2020)	3,299	1,916
Additional paid-in capital	48,739,884	12,077,054
Retained earnings (accumulated deficit)	583,956	(360,962)
Total Equity	49,327,139	11,718,008

TOTAL LIABILITIES AND EQUITY	$83,337,818	$40,539,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	1,591,931	503,202
Other income	246	55,436
TOTAL REVENUE	1,820,927	787,388

EXPENSES
Amortization of intangible assets	59,285	59,285
General and administrative	163,528	149,334
Property taxes	6,307	4,552
Depreciation expense	196,051	26,650
Interest expense	287,628	295,480
TOTAL EXPENSES	712,799	535,301

NET INCOME	1,108,128	252,087

Preferred Stock Dividends	(163,210)	(70,058)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$944,918	$182,029

Income Per Common Share:
Basic	$0.34	$0.10
Diluted	0.33	0.09

Weighted Average Number of Shares Outstanding:
Basic	2,755,502	1,899,313
Diluted	2,839,474	1,921,664

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2021 and 2020

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$1,108,128	$252,087

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,285	59,285
Amortization of debt costs	8,527	8,527
Stock-based compensation	66,158	75,159
Depreciation	196,051	26,650

Changes in operating assets and liabilities

Deferred rent receivable	(506,710)	(193,596)
Deferred rent liability	110,785	-
Prepaid expenses	24,831	(23,012)
Accounts payable	(9,048)	3,094
Tenant security deposits	100,001	277,494
Accrued interest	(3,111)	(2,260)
Prepaid rent	49,955	117,409
Net cash provided by operating activities	1,204,852	600,837

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(4,752,241)	(1,161,146)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(1,352,516)	(1,541,850)
Net cash used in investing activities	(6,104,757)	(2,702,996)

Financing Activities
Net proceeds from issuance of common stock	36,598,055	-
Principal payment on long-term debt	(65,444)	(58,476)
Cash dividends paid on preferred stock	(163,210)	(70,058)
Net cash provided by (used in) financing activities	36,369,401	(128,534)

Net increase (decrease) in cash and cash equivalents	31,469,496	(2,230,693)

Cash and cash equivalents, beginning of period	$5,601,826	$15,842,504

Cash and cash equivalents, end of period	$37,071,322	$13,611,811

Supplemental disclosure of cash flow information:
Interest paid	$282,212	$284,693
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$4,997,803	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Trust, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth herein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 24, 2021.

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled real estate investment trust (a “REIT”) that holds, develops, acquires and manages real estate assets related to transportation, alternative energy infrastructure and Controlled Environment Agriculture (CEA) in the United States.

The Trust was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.

The Trust is structured as a holding company and owns its assets through seventeen wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2021, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 52 acres of land with approximately 327,000 sf of existing or under construction greenhouses leased to twelve separate medical cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

During the quarter ended March 31, 2021, The Trust raised approximately gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offer commenced in December, 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned. See Note 6.

On February 3, 2021, we issued 192,308 additional shares of Power REIT’s Series A Preferred Stock as part of a transaction to acquire a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). See Note 3.

During the quarter ended March 31, 2021, the Trust paid a quarterly dividend of approximately $163,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended
	March 31,
	2021	2020

Numerator:
Net Income	$1,108,128	$252,087
Preferred Stock Dividends	(163,210)	(70,058)
Numerator for basic and diluted EPS - income available to common Shareholders	$944,918	$182,029

Denominator:
Denominator for basic EPS - Weighted average shares	2,755,502	1,899,313
Dilutive effect of options	83,972	22,351
Denominator for diluted EPS - Adjusted weighted average shares	2,839,474	1,921,664

Basic income per common share	$0.34	$0.10
Diluted income per common share	$0.33	$0.09

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the quarter ended March 31, 2021, all acquisitions were considered to be asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with existing property improvements.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of up to 20 years for greenhouses and 39 years for auxiliary buildings. The Trust recorded an increase in depreciation expense for the quarter ended March 31, 2021 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. Depreciation expense for the three months ended March 31, 2021 and March 31, 2020 is approximately $196,100 and $26,700, respectively.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

3. ACQUISITIONS

On January 4, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), completed the acquisition of two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. On February 23, 2021, PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million. As of March 31, 2021, the total construction in progress that was funded by Power REIT is approximately $407,000.

On January 14, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. As of March 31, 2021, the total construction in progress that was funded by Power REIT is approximately $376,000.

On February 3, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CA CanRE Canndescent LLC, (“PW Canndescent”), completed the acquisition of a 37,000 square foot greenhouse cultivation facility on a .85 acre of property located in Riverside County, CA (the “Canndescent Property”). The purchase price was $7.685 million and we paid for the property with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock.

The following table summarized the preliminary allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$258,420
Assets Subject to Depreciation:
Improvements (Greenhouses / Processing Facilities)	7,426,580
Acquisition Costs Capitalized	92,289
Total Assets Acquired	$7,777,289

On March 12, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), completed the acquisition of a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. As of March 31, 2021, the total construction in progress that was funded by Power REIT is approximately $158,000.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and 39 years for buildings.

Concurrent with the closing of the acquisitions, Power REIT entered in leases with tenants that are licensed for the production of medical cannabis cultivation at the facilities. The combined annual straight-line rent from these four acquisitions and one expansion is approximately $2.3 million. Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of the Grail, Apotheke and Gas Station leases are 20 years with options to extend for additional five-year periods and have financial guarantees from affiliates of the tenants, whereas, the Canndescent lease was already in place and assigned to the Trust.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2022. The balance of the Municipal Debt as of March 31, 2021 and December 31, 2020 is approximately $64,000 and $70,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed annual interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2021 and December 31, 2020 is approximately $544,000 (net of approximately $6,200 of capitalized debt costs which are being amortized over the life of the financing) and $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and an annual 4.34% interest rate. As of March 31, 2021, and December 31, 2020, the balance of the 2015 PWRS Loan was approximately $8,185,000 (net of unamortized debt costs of approximately $297,000) and $8,183,000 (net of unamortized debt costs of approximately $303,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds were deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed annual interest rate of 4.62% and the capitalized debt costs of $312,000 which is amortized over the life of the financing which matures in 2054. The balance of the loan as of March 31, 2021 and December 31, 2020 is $14,948,000 (net of approximately $300,000 of capitalized debt costs) and 14,994,000 (net of approximately $302,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of March 31, 2021 is as follows for the subsequent years ending December 31:

Total Debt

2021 (9 months remaining)	569,956
2022	675,374
2023	1,168,408
2024	715,777
2025	755,634
Thereafter	20,459,470
Long term debt	$24,344,619

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

5. LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term ranging between 20 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the quarter ended March 31, 2021 is approximately $1.82 million.

The aggregate annual cash to be received by the Trust on all leases related to its portfolio as of March 31, 2021 is as follows for the subsequent years ending December 31:

Total
2021 (9 months remaining)	$7,488,252
2022	$12,220,108
2023	$11,770,002
2024	$8,333,375
2025	$6,420,368
Thereafter	$111,801,966
Total	$158,034,071

6. EQUITY AND LONG-TERM COMPENSATION

Increase in Authorized Preferred Stock

On January 7, 2021, the Trust filed Articles Supplementary with the State of Maryland to classify an additional 1,500,000 unissued shares of beneficial interest, par value $0.001 per share, 7.75% Series A Preferred Stock, such that the Trust shall now have authorized an aggregate of 1,675,000 shares of Series A Preferred Stock, all of which shall constitute a single series of Series A Preferred Stock. On February 3, 2021, as part of the closing for the Canndescent acquisition, the Trust issued 192,308 shares of Power REIT’s Series A Preferred Stock with a fair value of $5,000,008 less $2,205 of costs.

Stock Issued for Cash

During the quarter ended March 31, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $61,886 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC which participated in the rights offering and acquired 132,074 shares, is the Managing Member of PW RO Holdings 2 LLC which participated in the rights offering and acquired 155,000 shares and is the Managing Member of PW RO Holdings 3 LLC which participated in the rights offering and acquired 123,020 shares. HBP became the Co-Managing Member of 13310 LMR2A (“13310”) after the Trust acquired the Canndescent property from 13310 which participated in the rights offering and acquired 68,679 shares.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the quarter ended March 31, 2021, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2020	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of March 31, 2021	106,000	7.96	3,951,680
Options vested at March 31, 2021	106,000	7.96	3,951,680

The weighted average remaining term of the options is approximately 1.36 years.

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the quarter ended March 31, 2021, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2020	35,066	8.76
Plan Awards	-	-
Restricted Stock Vested	(7,400)	8.94
Balance as of March 31, 2021	27,666	8.71

Stock-based Compensation

During the quarter ended March 31, 2021, the Trust recorded approximately $66,000 of non-cash expense related to restricted stock and options granted compared to approximately $75,000 for quarter ended March 31, 2020. As of March 31, 2021, there was approximately $241,000 of total unrecognized share-based compensation expense, which will be recognized through the second quarter of 2023. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of March 31, 2021, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 235,917.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Preferred Stock Dividends

During the quarter ended March 31, 2021, the Trust paid a total of approximately $163,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7. RELATED PARTY TRANSACTIONS

The Trust and its subsidiaries have hired Morrison Cohen, LLP (“Morrison Cohen”) as their legal counsel with respect to general corporate matters. The spouse of the Trust’s Chairman, CEO, Secretary and Treasurer is a partner at Morrison Cohen. During the quarter ended March 31, 2021, Power REIT (on a consolidated basis) did not pay any legal fees and costs to Morrison Cohen.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid each month has increased over time with the Board of Trustees approval and effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. During the quarter ended March 31, 2021, with the Board of Trustee’s approval, a special one-time payment of $15,000 was made to cover the time allocated to the processing of the Rights Offering. A total of $24,000 was paid pursuant to this arrangement during the quarter ended March 31, 2021 compared to $5,250 paid during the first quarter of 2020.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees to determine if the transaction is fair and reasonable. After consideration of the terms and conditions of the retention of Morrison Cohen described herein, and the reimbursement to HBP described herein, the independent trustees approved such arrangements having determined such arrangements are fair and reasonable and in the interest of the Trust.

8. SUBSEQUENT EVENTS

On April 20, 2021, we acquired two properties (the “Cloud Nine Properties”) for $300,000 located in southern Colorado through a newly formed wholly owned subsidiary (“PW Cloud Nine”) of our wholly owned subsidiary which is comprised of approximately 4.0 acres. As part of the transaction, we agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.95 million including the land acquisition cost. Concurrent with the acquisition, PW Cloud Nine entered into a 20-year “triple-net” lease (the “Cloud Nine Lease”) with Cloud Nine Farms LLC (“Cloud Nine”) which will operate a cannabis cultivation facility. The lease requires Cloud Nine to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Cloud Nine Lease provides two, five-year renewal options. The lease also has a personal guarantee from the owner of Cloud Nine.

On April 30, 2021, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2021 to shareholders of record on May 15, 2021.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the 2020 10-K. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a Maryland-domiciled Real Estate Investment Trust (REIT) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (CEA) in the United States. We are focused on making new acquisitions of real estate within the CEA sector related to food and cannabis production.

We are structured as a holding company and own our assets through twelve wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

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

As of March 31, 2021, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 52 acres of land with 327,000 square feet of existing or under construction greenhouses leased to medical cannabis operators. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

During the quarter ended March 31, 2021, we raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offer commenced in December, 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned.

Recent Developments

During the first quarter ended March 31, 2021, we added to our portfolio of CEA properties by acquiring four new properties and expanding one of the leases on a newly acquired property.

On January 4, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), we completed the acquisition of two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. Accordingly, PW Grail’s total capital commitment is approximately $1.84 million. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Project”) which will operate a cannabis cultivation facility. The lease requires Grail Project to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Grail Project’s Lease provides four, five-year renewal options. The rent for the Grail Project Lease is structured whereby after a six-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Grail Properties. The lease also has personal guarantees from the owners of the Grail Project. The Grail Project Lease is structured to provide an annual straight-line rent of approximately $350,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by July 2021.

On February 23, 2021, we amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Once completed, our total capital commitment will be approximately $2.4 million. As part of the agreement, PW Grail and Grail Project have amended the Lease (“Grail Amended Lease”) whereby after an eight-month period, the additional rental payments provide PW Grail with a full return of its original invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% per annum. The additional annual straight-line rent of approximately $105,000 represents an estimated yield on costs of over 18% over our investment.

On January 14, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with Dom F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Apotheke Property. The lease also has personal guarantees from the owners of Dom F. The Apotheke Lease is structured to provide an annual straight-line rent of approximately $342,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by September, 2021.

On February 3, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). The purchase price was $7.685 million and we paid for the .85 acre property with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. Canndescent is a premium flower brand for luxury cannabis in California. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes. The rent for the Canndescent Lease is structured to provide straight-line annual rent of approximately $1,074,000.

The following table summarized the preliminary allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$258,420
Assets Subject to Depreciation:
Improvements (Greenhouses / Processing Facilities)	7,426,580
Acquisition Costs Capitalized	92,289
Total Assets Acquired	$7,777,289

On March 12, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Gas Station’s Lease provides two, five-year renewal options. The rent for the Gas Station Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Gas Station Property. The lease also has personal guarantees from the owners of the Gas Station. The Gas Station Lease is structured to provide an annual straight-line rent of approximately $400,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by September, 2021.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and 39 years for buildings.

The following table is a summary of the Trust’s properties as of March 31, 2021:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV (Norfolk Southern)	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117	9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav Lot 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman Lot 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Original - Mav Lot 5	Crowley County, CO	5.20	15,000	Apr-20	20	256,743	1,358,664
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
Monte Fiore - Tam Lot 13	Crowley County, CO	2.37	9,384	Oct-20	20	87,964	425,000
Monte Fiore - Tam Lot 14	Crowley County, CO	2.09	24,360	Oct-20	20	490,700	2,637,300
Green Mile - Tam Lot 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061	1,311,116
Grail Project - Tam Lot 4 & 5	Crowley County, CO	4.41	27,988	Jan-21	20	454,602	2,360,112
Apotheke - Tam Lot 8	Crowley County, CO	4.31	21,548	Jan-21	20	341,953	1,813,893
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,073,318	7,685,000
Gas Station - Tam Lot 3	Crowley County, CO	2.20	24,512	Mar-21	20	399,748	2,118,717
	CEA Total	52.35	327,326			$6,137,432	$34,529,327
Grand Total						$8,102,543	$55,418,413

[1] Solar Farm Land size represents Megawatts and CEA property size represents square feet
[2] Not including renewal options
[3] Rent represents straight line net rent
[4] Gross Book Value represents total commitment
Note: Size, Rent and Gross Book Value assume completion of approved construction

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2020 10-K.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenue during the three months ended March 31, 2021 and 2020 was $1,820,927 and $787,388 respectively. Revenue during the three months ended March 31, 2021 consisted of revenue from lease income from direct financing lease of $228,750, rental income of $1,591,931 and miscellaneous income of $246. The increase in total revenue was primarily related to a $1,088,729 increase in rental income from newly acquired properties netted with a decrease in other income of $55,190. Expenses for the three months ended March 31, 2021 increased by $177,498 as compared to total expenses for the three months ended March 31, 2020 primarily due to an increase in general and administrative expenses of $14,194 and an increase in depreciation expense of $169,401. Net income attributable to common shares during the three months ended March 31, 2021 and 2020 was approximately $944,918 and $182,029, respectively. Net income attributable to common shares increased by $762,889 primarily due to the increase in rental income which was offset by an increase in depreciation expense.

For the three months ended March 31, 2021 and 2020, we paid a cash dividend to our holders of Series A Preferred Stock of $163,210 and $70,058, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $37,071,322 as of March 31, 2021, an increase of $31,469,496 from December 31, 2020. During the three months ended March 31, 2021, the primary increase of cash was due to financing activities such as the rights offering that closed on February 5, 2021 through which, we raised $36,598,055, ($36,659,941 netted with offering expenses of $61,886), netted with a decrease of cash due to the acquisition of land and construction in progress payments.

With the cash available as of May, 2021, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we intend to rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on assets. Based on our leases in place and rental income as of March 31, 2021, we anticipate generating $11,257,063 in cash rent over the next twelve months. At March 31, 2021, we owed debt in the principal amount of $24,344,619, of which $644,365 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

FUNDS FROM OPERATIONS – NON GAAP FINANCIAL MEASURES

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which management believes is a useful indicator of our operating performance. Core FFO is a non-GAAP financial measure. Core FFO should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Core FFO is not defined by GAAP. The following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of the Trust’s period-over-period performance. These items include non-recurring expenses, such as one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense, amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. We believe that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing us to other REITs that disclose similarly Core FFO figures, and when analyzing changes in our performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we use, and that as a result, our Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

A reconciliation of our Core FFO to net income for the three months ended March 31, 2021 and 2020 is included in the table below (in thousands):

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,820,927	$787,388

Net Income	$1,108,128	$252,087
Stock-Based Compensation	66,158	75,159
Interest Expense - Amortization of Debt Costs	8,527	8,527
Amortization of Intangible Asset	59,285	59,285
Depreciation on Land Improvements	196,051	26,650
Core FFO Available to Preferred and Common Stock	1,438,149	421,708

Preferred Stock Dividends	(163,210)	(70,058)

Core FFO Available to Common Shares	$1,274,939	$351,650

Weighted Average Shares Outstanding (basic)	2,755,502	1,899,313

Core FFO per Common Share	0.46	0.19

Growth Rates:
Revenue	131%
Net Income	340%
Core FFO Available to Common Shareholders	263%
Core FFO per Common Share	142%

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2021 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2020 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this Report. Should any of these risks materialize, the Trust’s business, financial condition and future prospects could be negatively impacted. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2020 10-K. There have been no material changes from the risk factors disclosed in the 2020 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

Exhibit 10.29	Lease Agreement with The Grail Project LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

Exhibit 10.30	Lease Agreement with DOM F LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

Exhibit 10.31	Lease Agreement with Fiore Management, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

Exhibit 10.32	Lease Amendment related to The Grail Project, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

Exhibit 10.33	Lease Agreement with The Gas Station, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: May 7, 2021

