Form 10-Q
period 2021-06-30
Power REIT
filed 2021-08-06
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,322,433 common shares, $0.001 par value, outstanding at August 6, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Land	$10,671,460	$8,333,040
Greenhouse cultivation and processing facilities, net of accumulated depreciation	22,588,702	10,305,979
Greenhouse cultivation and processing facilities - construction in progress	6,963,451	$2,087,086
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	49,373,613	29,876,105

Cash and cash equivalents	28,829,442	5,601,826
Prepaid expenses	197,973	89,345
Intangible assets, net of accumulated amortization	3,233,742	3,352,313
Deferred rent receivable	2,642,435	1,602,655
Deal deposit	1,000,000	-
Other assets	16,975	16,975
TOTAL ASSETS	$85,294,180	$40,539,219

LIABILITIES AND EQUITY
Accounts payable	$93,138	$83,562
Accrued interest	76,363	80,579
Deferred rent liability	442,953	123,966
Tenant security deposits	1,828,481	1,137,481
Prepaid rent	115,911	105,331
Current portion of long-term debt, net of unamortized discount	623,843	605,272
Long-term debt, net of unamortized discount	22,929,351	23,192,871
TOTAL LIABILITIES	26,110,040	25,329,062

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 and 144,636 issued and outstanding as of June 30, 2021 and December 31, 2020)	8,489,952	3,492,149

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,322,433 shares issued and outstanding at June 30, 2021 and 1,916,139 at December 31, 2020)	3,322	1,916
Additional paid-in capital	48,730,417	12,077,054
Retained earnings (accumulated deficit)	1,960,449	(360,962)
Total Equity	50,694,188	11,718,008

TOTAL LIABILITIES AND EQUITY	$85,294,180	$40,539,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	2,035,098	735,441	3,627,029	1,238,643
Other income	4,000	10,931	4,246	66,367
TOTAL REVENUE	2,267,848	975,122	4,088,775	1,762,510

EXPENSES
Amortization of intangible assets	59,286	59,284	118,571	118,569
General and administrative	231,980	104,166	395,508	253,500
Property taxes	6,302	10,105	12,609	14,657
Depreciation expense	146,515	29,612	342,566	56,262
Interest expense	284,070	292,202	571,698	587,682
TOTAL EXPENSES	728,153	495,369	1,440,952	1,030,670

NET INCOME	1,539,695	479,753	2,647,823	731,840

Preferred Stock Dividends	(163,202)	(70,058)	(326,412)	(140,116)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,376,493	$409,695	$2,321,411	$591,724

Income Per Common Share:
Basic	$0.42	$0.21	$0.77	$0.31
Diluted	0.41	0.21	0.74	0.30

Weighted Average Number of Shares Outstanding:
Basic	3,312,001	1,912,939	3,033,751	1,906,126
Diluted	3,398,314	1,976,050	3,118,979	1,955,568

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139
Net Income	-	-	-	1,539,695	1,539,695
Cash Dividends on Preferred Stock	-	-	-	(163,202)	(163,202)
Stock Issuance Costs	-	-	(96,259)	-	(96,259)
Stock-Based Compensation	22,900	23	86,792	-	86,815
Balance as of June 30, 2021	3,322,433	$3,322	$48,730,417	$1,960,449	$50,694,188

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940
Net Income	-	-	-	479,753	479,753
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	48,133	-	48,133
Balance as of June 30, 2020	1,912,939	$1,913	$11,944,737	$(1,660,882)	$10,285,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$2,647,823	$731,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118,571	118,569
Amortization of debt costs	17,055	17,055
Stock-based compensation	152,973	123,291
Depreciation	342,566	56,262

Changes in operating assets and liabilities

Other assets	-	(275)
Deferred rent receivable	(1,039,780)	(451,193)
Deferred rent liability	318,987	77,318
Prepaid expenses	(108,628)	(64,579)
Accounts payable	9,576	18,245
Tenant security deposits	691,000	577,494
Accrued interest	(4,216)	(3,418)
Prepaid rent	10,580	-
Net cash provided by operating activities	3,156,507	1,200,609

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(9,965,906)	(1,601,655)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(4,876,365)	(4,842,686)
Deal deposit	(1,000,000)	-
Net cash used in investing activities	(15,842,271)	(6,444,341)

Financing Activities
Net proceeds from issuance of common stock	36,501,796	-
Principal payment on long-term debt	(262,004)	(239,444)
Cash dividends paid on preferred stock	(326,412)	(140,116)
Net cash provided by (used in) financing activities	35,913,380	(379,560)

Net increase (decrease) in cash and cash equivalents	23,227,616	(5,623,292)

Cash and cash equivalents, beginning of period	$5,601,826	$15,842,504

Cash and cash equivalents, end of period	$28,829,442	$10,219,212

Supplemental disclosure of cash flow information:
Interest paid	$550,428	$568,987
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$4,997,803	$-

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

The Trust is structured as a holding company and owns its assets through twenty-two wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2021, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 111 acres of land with approximately 533,000 sf of existing or under construction greenhouses leased to sixteen separate regulated cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

During the six months ended June 30, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offering commenced in December, 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned. See Note 6.

On February 3, 2021, we issued 192,308 additional shares of Power REIT’s Series A Preferred Stock as part of a transaction to acquire a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). See Note 3.

During the six months ended June 30, 2021, the Trust paid quarterly dividends of approximately $326,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator:
Net Income	$1,539,695	$479,753	$2,647,823	$731,840
Preferred Stock Dividends	(163,202)	(70,058)	(326,412)	(140,116)
Numerator for basic and diluted EPS - income available to common Shareholders	$1,376,493	$409,695	$2,321,411	$591,724

Denominator:
Denominator for basic EPS - Weighted average shares	3,312,001	1,912,939	3,033,751	1,906,126
Dilutive effect of options	86,313	63,111	85,228	49,442
Denominator for diluted EPS - Adjusted weighted average shares	3,398,314	1,976,050	3,118,979	1,955,568

Basic income per common share	$0.42	$0.21	$0.77	$0.31
Diluted income per common share	$0.41	$0.21	$0.74	$0.30

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocate the purchase price on a relative fair value basis. For the six months ended June 30, 2021, all acquisitions were considered to be asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with existing property improvements.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

●	Improvements – Based on the allocation of the relative fair value of the improvements acquired. Depreciation is calculated on a straight-line method over the useful life of the improvements.
●	Lease Intangibles – The Trust considers the value of an acquired in-place lease if in excess of the value of the land improvements and the amortization of the lease intangible over the remaining term of the lease on a straight-line basis.
●	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of up to 20 years for greenhouses and up to 55 years for auxiliary buildings. The Trust recorded an increase in depreciation expense for the six months ended June 30, 2021 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. Depreciation expense for the six months ended June 30, 2021 and 2020 is approximately $343,000 and $56,000 respectively.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

3. ACQUISITIONS

On January 4, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), completed the acquisition of two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. On February 23, 2021, PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $1,024,000.

On January 14, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $534,000.

On February 3, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CA CanRE Canndescent LLC, (“PW Canndescent”), completed the acquisition of a 37,000 square foot greenhouse cultivation facility on a .85 acre of property located in Riverside County, CA (the “Canndescent Property”). The purchase price was $7.685 million and we paid for the property with $2.685 million cash and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock.

The following table summarized the preliminary allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$258,420
Assets Subject to Depreciation:
Improvements (Greenhouses / Processing Facilities)	7,426,580
Acquisition Costs Capitalized	92,289
Total Assets Acquired	$7,777,289

On March 12, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), completed the acquisition of a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $315,000.

On April 20, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), completed the acquisition of two properties totaling approximately 4.0 acres of vacant land (“Cloud Nine Properties”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. Accordingly, PW Cloud Nine’s total capital commitment is approximately $2.95 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $565,000.

On May 21, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), completed the acquisition of a 35-acre property with multiple existing greenhouses plus processing/auxiliary facilities approved for medical cannabis cultivation in Huerfano County, Colorado (“Walsenburg Property”) for $2.3 million plus acquisition costs. As part of the transaction, the Trust will fund approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. Accordingly, PW Walsenburg’s total capital commitment is approximately $3.9 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $649,000.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarized the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets acquired:

Land	$945,000
Construction in Progress	1,355,000
Acquisition Costs Capitalized	47,636
Total Assets Acquired	$2,347,636

On June 11, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CanRE OK Vinita, LLC, (“PW Vinita”), completed the acquisition of a 9.35-acre property with approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, Oklahoma for $2.1 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $550,000 to upgrade the facilities. Accordingly, PW Vinita’s total capital commitment is approximately $2.65 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $2,400.

The following table summarized the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets acquired:

Land	$50,000
Construction in Progress	2,050,000
Acquisition Costs Capitalized	44,328
Total Assets Acquired	$2,144,328

On June 18, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), completed the acquisition of a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in southern Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 12,000 square foot greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. As of June 30, 2021, the total construction in progress that was funded by Power REIT is approximately $518,000.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50, Business Combinations – Related Issues. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and up to 55 years for buildings.

Concurrent with the closing of the acquisitions, Power REIT entered in leases with tenants that are licensed for the production of medical cannabis cultivation at the facilities. The combined annual straight-line rent from these eight acquisitions and one expansion is approximately $4.6 million. Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of the leases are 20 years with two options to extend for additional five-year periods and have financial guarantees from affiliates of the tenants, except for the Canndescent lease which was already in place and assigned to the Trust.

4. LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2022. The balance of the Municipal Debt as of June 30, 2021 and December 31, 2020 is approximately $64,000 and $70,000 respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed annual interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2021 and December 31, 2020 is approximately $536,000 (net of approximately $5,500 of capitalized debt costs which are being amortized over the life of the financing) and $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and an annual 4.34% interest rate. As of June 30, 2021, and December 31, 2020, the balance of the 2015 PWRS Loan was approximately $8,051,000 (net of unamortized debt costs of approximately $292,000) and $8,183,000 (net of unamortized debt costs of approximately $303,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds were deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed annual interest rate of 4.62% and the capitalized debt costs of $312,000 which is amortized over the life of the financing which matures in 2054. The balance of the loan as of June 30, 2021 and December 31, 2020 is $14,902,000 (net of approximately $298,000 of capitalized debt costs) and 14,994,000 (net of approximately $302,000 of capitalized debt costs).

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of June 30, 2021 is as follows for the subsequent years ending December 31:

Total Debt

2021 (6 months remaining)	373,520
2022	675,374
2023	1,168,408
2024	715,777
2025	755,634
Thereafter	20,459,470
Long term debt	$24,148,183

5. LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term ranging between 20 and 99 years. Payments from the Trust’s twenty-five leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the six months ended June 30, 2021 and 2020 are approximately $4.1 million and 1.7 million, respectively.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The aggregate annual cash to be received by the Trust on all leases related to its portfolio as of June 30, 2021 is as follows for the subsequent years ending December 31:

2021 (6 months remaining)	$6,010,025
2022	$16,350,458
2023	$15,983,082
2024	$12,428,375
2025	$8,103,779
Thereafter	$144,098,465
Total	$202,974,184

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

Stock Issued for Cash

During the six months ended June 30, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $158,145 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of the offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC which participated in the rights offering and acquired 132,074 shares. David Lesser is the Managing Member of PW RO Holdings 2 LLC which participated in the rights offering and acquired 155,000 shares. David Lesser is the Managing Member of PW RO Holdings 3 LLC which participated in the rights offering and acquired 123,020 shares. HBP became the Co-Managing Member of 13310 LMR2A (“13310”) after the Trust acquired the Canndescent property from 13310 which participated in the rights offering and acquired 68,679 shares.

Summary of Stock Based Compensation Activity – Options

The summary of stock based compensation activity for the six months ended June 30, 2021, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance as of December 31, 2020	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of June 30, 2021	106,000	7.96	3,414,260
Options vested at June 30, 2021	106,000	7.96	3,414,260

The weighted average remaining term of the options is approximately 1.12 years.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the six months ended June 30, 2021, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2020	35,066	8.76
Plan Awards	22,900	37.18
Restricted Stock Vested	(15,356)	9.96
Balance as of June 30, 2021	42,610	23.60

Stock-based Compensation

During the six months ended June 30, 2021, the Trust recorded approximately $153,000 of non-cash expense related to restricted stock and options granted compared to approximately $123,000 for six months ended June 30, 2020. As of June 30, 2021, there was approximately $1,006,000 of total unrecognized share-based compensation expense, which will be recognized through the first quarter of 2024. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of June 30, 2021, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 213,017.

Preferred Stock Dividends

During the six months ended June 30, 2021, the Trust paid a total of approximately $326,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7. RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid each month has increased over time with the Board of Trustees approval and effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. During the quarter ended March 31, 2021, with the Board of Trustee’s approval, a special one-time payment of $15,000 was made to cover the time allocated to the processing of the Rights Offering. A total of $36,000 was paid pursuant to this arrangement during the six months ended June 30, 2021 compared to $10,500 paid during the first six months of 2020.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Power REIT has entered into two lease transactions with tenant/operators that are capitalized by Millennium Investment and Acquisition Company Inc. (ticker: MILC) (“MILC’). David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. On May 21, 2021, MILC agreed to provide a loan of up to $750,000 to the tenant of our Walsenburg, Colorado property with the intent that MILC will become a 77.5% owner of the tenant once MILC receives approval from the Colorado cannabis regulators.  On June 11,2021, MILC agreed to invest $750,000 in the form of a preferred equity ownership position that receives a full return of capital and a preferred return and then owns a 77.5% interest in the tenant/operator of Power REIT’s Vinita, OK property. For the six months ended June 30, 2021, the Trust recognized rental income of approximately $106,000 from these tenants.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees to determine if the transaction is fair and reasonable. After consideration of the terms and conditions of the reimbursement to HBP, and the relationship with MILC described herein, the independent trustees approved such arrangements having determined such arrangements are fair and reasonable and in the interest of the Trust.

8. SUBSEQUENT EVENTS

On July 22, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2021 to shareholders of record on August 15, 2021.

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

We are structured as a holding company and own our assets through twenty-two wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

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

As of June 30, 2021, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 111 acres of land with approximately 533,000 square feet of existing or under construction greenhouses leased to sixteen regulated cannabis operators. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

During the six months ended June 30, 2021, we raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offering commenced in December, 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned.

Recent Developments

During the first six months ended June 30, 2021, we added to our portfolio of CEA properties by acquiring eight new properties and expanding one of the leases on a newly acquired property.

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

On March 12, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Gas Station’s Lease provides two, five-year renewal options. The rent for the Gas Station Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Gas Station Property. The lease also has personal guarantees from the owners of the Gas Station. The Gas Station Lease is structured to provide an annual straight-line rent of approximately $400,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by December, 2021.

On April 20, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), we purchased two properties totaling 4.0 acres of vacant land (“Cloud Nine Property”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. Accordingly, PW Cloud Nine’s total capital commitment is approximately $2.95 million. Concurrent with the acquisition, PW Cloud Nine entered into a 20-year “triple-net” lease (the “Cloud Nine Lease”) with Cloud Nine LLC (“Cloud Nine”) which will operate a cannabis cultivation facility. The lease requires Cloud Nine to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Cloud Nine’s Lease provides two, five-year renewal options. The rent for the Cloud Nine Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Cloud Nine Property. The lease also has personal guarantees from the owners of the Cloud Nine. The Cloud Nine Lease is structured to provide an annual straight-line rent of approximately $553,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by December, 2021.

On May 21, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), we purchased a 35-acre property that includes four greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for medical cannabis cultivation in Huerfano County, Colorado for $2.33 million plus acquisition costs. As part of the transaction, the Trust will fund approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. Accordingly, PW Walsenburg’s total capital commitment is approximately $3.9 million. Concurrent with the acquisition, PW Walsenburg entered into a 20-year “triple-net” lease (the “Walsenburg Lease”) with Walsenburg Cannabis LLC (“WC”) which will operate a cannabis cultivation facility. The lease requires WC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Walsenburg Lease provides two, five-year renewal options. The rent for the Walsenburg Lease is structured whereby after a sixth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Walsenburg Property. The lease also has personal guarantees from the owners of WC. The Walsenburg Lease is structured to provide an annual straight-line rent of approximately $729,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by November, 2021.

The following table summarizes the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets acquired:

Land	$945,000
Construction in Progress	1,355,000
Acquisition Costs Capitalized	47,636
Total Assets Acquired	$2,347,636

On June 11, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Vinita, LLC, (“PW Vinita”), we purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, OK for $2.1 million plus acquisition costs. As part of the transaction, the Trust, agreed to fund $550,000 to upgrade the facilities. Accordingly, PW Vinita’s total capital commitment is approximately $2.65 million. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease (the “Vinita Lease”) with VinCann LLC (“VC LLC”) which will operate a cannabis cultivation facility. The lease requires VC LLC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Vinita Lease provides two, five-year renewal options. The rent for the Vinita Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Oklahoma and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Vinita Property. The lease also has personal guarantees from the owners of VC LLC. The Vinita Lease is structured to provide an annual straight-line rent of approximately $503,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by November, 2021.

The following table summarizes the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets acquired:

Land	$50,000
Construction in Progress	2,050,000
Acquisition Costs Capitalized	44,328
Total Assets Acquired	$2,144,328

On June 18, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), we purchased a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in Ordway, Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 12,000 square feet of greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. Concurrent with the acquisition, PW JKL entered into a 20-year “triple-net” lease (the “JKL Lease”) with JKL2 Inc. (“JKL”) which will operate a cannabis cultivation facility. The lease requires JKL to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the JKL Lease provides two, five-year renewal options. The rent for the JKL Lease is structured whereby after an eighth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the JKL Property. The lease also has personal guarantees from the owners of JKL. The JKL Lease is structured to provide an annual straight-line rent of approximately $546,000, representing an estimated yield on costs of over 18%. The project is currently under construction and should be completed by January, 2022.

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50, Business Combinations – Related Issues. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and up to 55 years for buildings.

The following table is a summary of the Trust’s properties as of August 6, 2021:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV (Norfolk Southern)	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117	9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav Lot 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman Lot 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Original - Mav Lot 5	Crowley County, CO	5.20	15,000	Apr-20	20	256,743	1,358,664
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
Monte Fiore - Tam Lot 13	Crowley County, CO	2.37	9,384	Oct-20	20	87,964	425,000
Monte Fiore - Tam Lot 14	Crowley County, CO	2.09	24,360	Oct-20	20	490,700	2,637,300
Green Mile - Tam Lot 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061	1,311,116
Grail Project - Tam Lot 4 & 5	Crowley County, CO	4.41	27,988	Jan-21	20	454,602	2,360,112
Apotheke - Tam Lot 8	Crowley County, CO	4.31	21,548	Jan-21	20	341,953	1,813,893
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,073,318	7,685,000
Gas Station - Tam Lot 3	Crowley County, CO	2.20	24,512	Mar-21	20	399,748	2,118,717
Cloud Nine - Tam 27 & 28	Crowley County, CO	4.00	38,440	Apr-21	20	552,588	2,947,905
Walsenburg Cannabis	Huerfano County, CO	35.00	102,800	May-21	20	729,007	3,876,600
VinCann	Craig County, OK	9.35	40,000	Jun-21	20	502,561	2,650,000
JKL2 - Sherm Lot 21 & 22	Crowley County, CO	10.00	24,880	Jun-21	20	546,392	2,928,293

	CEA Total	110.7	533,446			$8,467,980	$46,932,125
Grand Total						$10,433,091	$67,821,211

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenue during the three months ended June 30, 2021, and 2020 was $2,267,848 and $975,122 respectively. Revenue during the three months ended June 30, 2021, consisted of revenue from lease income from direct financing lease of $228,750, rental income of $2,035,098 and miscellaneous income of $4,000. The increase in total revenue was primarily related to a $1,299,657 increase in rental income from newly acquired properties netted with a decrease in other income of $6,931. Expenses for the three months ended June 30, 2021 increased by $232,784 as compared to total expenses for the three months ended June 30, 2020 primarily due to an increase in general and administrative expenses of $127,814 and an increase in depreciation expense of $116,903. Net income attributable to Common Shares during the three months ended June 30, 2021 and 2020 was approximately $1,376,493 and $409,695, respectively. Net income attributable to common shares increased by $966,798 primarily due to the increase in rental income which was offset by an increase in depreciation expense and general and administrative expenses.

For the three months ended June 30, 2021 and 2020, we paid a cash dividend to our holders of Series A Preferred Stock of $163,202 and $70,058, respectively.

Six Months Ended June 30, 2021, and 2020

Revenue during the six months ended June 30, 2021, and 2020 was $4,088,775 and $1,762,510 respectively. Revenue during the six months ended June 30, 2021, consisted of revenue from lease income from direct financing lease of $457,500, rental income of $3,627,029 and miscellaneous income of $4,246. The increase in total revenue was primarily related to a $2,388,386 increase in rental income from newly acquired properties netted with a decrease in other income of $62,121. Expenses for the six months ended June 30, 2021, increased by $410,282 as compared to total expenses for the six months ended June 30, 2020, primarily due to an increase in general and administrative expenses of $142,008 and an increase in depreciation expense of $286,304. Net income attributable to Common Shares during the six months ended June 30, 2021, and 2020 was approximately $2,321,411 and $591,724, respectively. Net income attributable to common shares increased by $1,729,687 primarily due to the increase in rental income which was offset by an increase in depreciation expense and general and administrative expenses.

For the six months ended June 30, 2021, and 2020, we paid a cash dividend to our holders of Series A Preferred Stock of $326,412 and $140,116, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $28,829,442 as of June 30, 2021, an increase of $23,227,616 from December 31, 2020. During the six months ended June 30, 2021, the increase of cash was primarily due to financing activity in the form of the rights offering that closed on February 5, 2021 through which, we raised $36,501,796, ($36,659,941 netted with offering expenses of $158,145), netted with a decrease of cash due to the acquisition of land and construction in progress payments.

With the cash available as of August, 2021, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we intend to rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on assets. Based on our leases in place and rental income as of June 30, 2021, we anticipate generating $14,185,254 in cash rent over the next twelve months. At June 30, 2021, we owed debt in the principal amount of $24,148,183, of which $656,427 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

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

A reconciliation of our Core FFO to net income for the three months ended June 30, 2021 and 2020 is included in the table below (in thousands):

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,267,848	$975,122	$4,088,775	$1,762,510

Net Income	$1,539,695	$479,753	$2,647,823	$731,840
Stock-Based Compensation	86,815	48,133	152,973	123,291
Interest Expense - Amortization of Debt Costs	8,528	8,528	17,055	17,055
Amortization of Intangible Asset	59,286	59,284	118,571	118,569
Depreciation on Land Improvements	146,515	29,612	342,566	56,262
Core FFO Available to Preferred and Common Stock	1,840,839	625,310	3,278,988	1,047,017

Preferred Stock Dividends	(163,202)	(70,058)	(326,412)	(140,116)

Core FFO Available to Common Shares	$1,677,637	$555,252	$2,952,576	$906,901

Weighted Average Shares Outstanding (basic)	3,312,001	1,912,939	3,033,751	1,906,126

Core FFO per Common Share	0.51	0.29	0.97	0.48

Growth Rates:
Revenue	133%		132%
Net Income	221%		262%
Core FFO Available to Common Shareholders	202%		226%
Core FFO per Common Share	76%		102%

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2021 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

Exhibit 10.35	Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

Exhibit 10.36	Financial Statement and Exhibits incorporated herein by reference to Exhibit 99.1 to the Form 8-K/A (File No. 001-36312) filed with the Securities and Exchange Commission on April 21, 2021.

Exhibit 10.37	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

Exhibit 10.38	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

Exhibit 10.39	Lease Agreement related to JKL2 LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 21, 2021

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: August 6, 2021

