Form 10-Q
period 2021-09-30
Power REIT
filed 2021-11-15
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

3,322,433 common shares, $0.001 par value, outstanding at November 15, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Land	$10,915,460	$8,333,040
Greenhouse cultivation and processing facilities, net of accumulated depreciation	42,958,885	10,305,979
Greenhouse cultivation and processing facilities - construction in progress	9,115,591	2,087,086
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	72,139,936	29,876,105

Cash and cash equivalents	9,277,605	5,601,826
Prepaid expenses	141,840	89,345
Intangible assets, net of accumulated amortization	3,174,457	3,352,313
Deferred rent receivable	2,684,615	1,602,655
Other assets	51,975	16,975
TOTAL ASSETS	$87,470,428	$40,539,219

LIABILITIES AND EQUITY
Accounts payable	$75,578	$83,562
Accounts payable – related party	122,384	-
Accrued interest	2,387	80,579
Deferred rent liability	678,224	123,966
Tenant security deposits	2,311,075	1,137,481
Prepaid rent	78,199	105,331
Current portion of long-term debt, net of unamortized discount	632,080	605,272
Long-term debt, net of unamortized discount	22,615,812	23,192,871
TOTAL LIABILITIES	26,515,739	25,329,062

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 and 144,636 issued and outstanding as of September 30, 2021 and December 31, 2020)	8,489,952	3,492,149

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,322,433 shares issued and outstanding at September 30, 2021 and 1,916,139 at December 31, 2020)	3,322	1,916
Additional paid-in capital	48,838,164	12,077,054
Retained earnings (accumulated deficit)	3,623,251	(360,962)
Total Equity	52,464,737	11,718,008

TOTAL LIABILITIES AND EQUITY	$87,470,428	$40,539,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	1,751,140	882,625	5,271,826	2,121,268
Rental income – related parties	564,189	-	670,532	-
Other income	3,269	4,211	7,515	70,578
TOTAL REVENUE	2,547,348	1,115,586	6,636,123	2,878,096

EXPENSES
Amortization of intangible assets	59,285	59,285	177,856	177,854
General and administrative	216,742	145,868	612,250	399,368
Property taxes	6,380	5,960	18,989	20,617
Depreciation expense	226,915	39,767	569,481	96,029
Interest expense	212,015	288,642	783,713	876,324
TOTAL EXPENSES	721,337	539,522	2,162,289	1,570,192

NET INCOME	1,826,011	576,064	4,473,834	1,307,904

Preferred Stock Dividends	(163,209)	(70,058)	(489,621)	(210,174)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,662,802	$506,006	$3,984,213	$1,097,730

Income Per Common Share:
Basic	$0.50	$0.26	$1.27	$0.57
Diluted	0.49	0.25	1.24	0.56

Weighted Average Number of Shares Outstanding:
Basic	3,322,433	1,915,200	3,129,978	1,909,151
Diluted	3,408,279	1,984,727	3,215,464	1,967,481

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139
Net Income	-	-	-	1,539,695	1,539,695
Cash Dividends on Preferred Stock	-	-	-	(163,202)	(163,202)
Stock Issuance Costs	-	-	(96,259)	-	(96,259)
Stock-Based Compensation	22,900	23	86,792	-	86,815
Balance as of June 30, 2021	3,322,433	$3,322	$48,730,417	$1,960,449	$50,694,188
Net Income	-	-	-	1,826,011	1,826,011
Cash Dividends on Preferred Stock	-	-	-	(163,209)	(163,209)
Stock Issuance Costs	-	-	(6,930)	-	(6,930)
Stock-Based Compensation	-	-	114,677	-	114,677
Balance as of September 30, 2021	3,322,433	3,322	$48,838,164	$3,623,251	$52,464,737

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	252,087	252,087
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	40,000	40	75,118	-	75,158
Balance at March 31, 2020	1,912,939	$1,913	$11,896,604	$(2,070,577)	$9,827,940
Net Income	-	-	-	479,753	479,753
Cash Dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-Based Compensation	-	-	48,133	-	48,133
Balance as of June 30, 2020	1,912,939	$1,913	$11,944,737	$(1,660,882)	$10,285,768
Net Income	-	-	-	576,064	576,064
Cash dividends on Preferred Stock	-	-	-	(70,058)	(70,058)
Stock-based compensation	3,200	3	66,158	-	66,161
Balance at September 30, 2020	1,916,139	1,916	12,010,895	(1,154,876)	10,857,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$4,473,834	$1,307,904

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	177,856	177,854
Amortization of debt costs	25,582	25,582
Stock-based compensation	267,650	189,452
Depreciation	569,481	96,029

Changes in operating assets and liabilities
Other assets	(35,000)	(276)
Deferred rent receivable	(1,081,960)	(586,707)
Deferred rent liability	554,258	37,227
Prepaid expenses	(52,495)	(55,138)
Accounts payable	(7,984)	15,401
Accounts payable – related party	122,384	-
Tenant security deposits	1,173,594	779,494
Accrued interest	(78,192)	(4,623)
Prepaid rent	(27,132)	-
Net cash provided by operating activities	6,081,876	1,982,199

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(30,807,004)	(2,746,019)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(7,028,505)	(6,686,138)
Net cash used in investing activities	(37,835,509)	(9,432,157)

Financing Activities
Net proceeds from issuance of common stock	36,494,866	-
Principal payment on long-term debt	(575,833)	(542,980)
Cash dividends paid on preferred stock	(489,621)	(210,174)
Net cash provided by (used in) financing activities	35,429,412	(753,154)

Net increase (decrease) in cash and cash equivalents	3,675,779	(8,203,112)

Cash and cash equivalents, beginning of period	$5,601,826	$15,842,504

Cash and cash equivalents, end of period	$9,277,605	$7,639,392

Supplemental disclosure of cash flow information:
Interest paid	$836,323	$846,119
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$4,997,803	$-

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

The Trust is structured as a holding company and owns its assets through twenty-three wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2021, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 172 acres of land with approximately 1,090,000 sf of existing or under construction greenhouses leased to seventeen separate regulated cannabis operators. Power REIT is actively seeking to grow its portfolio of real estate related to CEA for food and cannabis production.

During the nine months ended September 30, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offering commenced in December 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned. See Note 6.

On February 3, 2021, we issued 192,308 additional shares of Power REIT’s Series A Preferred Stock as part of a transaction to acquire a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). See Note 3.

During the nine months ended September 30, 2021, the Trust paid quarterly dividends of approximately $490,000 ($0.484375 per share) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2020, the last tax return completed to date, the Trust has a net operating loss of $22.7 million, which may reduce or eliminate this requirement.

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

Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similarly to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator:
Net Income	$1,826,011	$576,064	$4,473,834	$1,307,904
Preferred Stock Dividends	(163,209)	(70,058)	(489,621)	(210,174)
Numerator for basic and diluted EPS - income available to common Shareholders	$1,662,802	$506,006	$3,984,213	$1,097,730

Denominator:
Denominator for basic EPS - Weighted average shares	3,322,433	1,915,200	3,129,978	1,909,151
Dilutive effect of options	85,846	69,527	85,486	58,330
Denominator for diluted EPS - Adjusted weighted average shares	3,408,279	1,984,727	3,215,464	1,967,481

Basic income per common share	$0.50	$0.26	$1.27	$0.57
Diluted income per common share	$0.49	$0.25	$1.24	$0.56

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocate the purchase price on a relative fair value basis. For the nine months ended September 30, 2021, all acquisitions were considered to be asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparable if acquired with existing property improvements.
●	Improvements – Based on the allocation of the relative fair value of the improvements acquired. Depreciation is calculated on a straight-line method over the useful life of the improvements.
●	Lease Intangibles – The Trust considers the value of an acquired in-place lease if in excess of the value of the land improvements and the amortization of the lease intangible is over the remaining term of the lease on a straight-line basis.
●	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of up to 20 years for greenhouses and up to 55 years for auxiliary buildings. The Trust recorded an increase in depreciation expense for the nine months ended September 30, 2021 compared to 2020 related to depreciation on properties that it acquired, and the placement into service of tenant improvements at our properties. Depreciation expense for the nine months ended September 30, 2021 and 2020 is approximately $569,000 and $96,000 respectively.

Covid – 19 Impact

We are monitoring Covid-19 closely. Our operations have been affected by the COVID-19 outbreak due to manufacturing and supply chain disruptions for materials which also may be experiencing delays related to transportation of such materials which is impacting construction timeframes. The ultimate severity of the outbreak and its impact on the economic environment is uncertain at this time.

Impact of New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements.

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

3. ACQUISITIONS

On January 4, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), completed the acquisition of two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. On February 23, 2021, PW Grail amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, the Trust’s total capital commitment is approximately $2.4 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $1,365,000.

On January 14, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $1,007,000.

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

The following table summarized the preliminary allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$258,420
Assets Subject to Depreciation:
Improvements (Greenhouses / Processing Facilities)	7,426,580
Acquisition Costs Capitalized	99,789
Total Assets Acquired	$7,784,789

On March 12, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), completed the acquisition of a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $682,000.

On April 20, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), completed the acquisition of two properties totaling approximately 4.0 acres of vacant land (“Cloud Nine Properties”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. Accordingly, PW Cloud Nine’s total capital commitment is approximately $2.95 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $1,069,000.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On May 21, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), completed the acquisition of a 35-acre property with multiple existing greenhouses plus processing/auxiliary facilities approved for medical cannabis cultivation in Huerfano County, Colorado (“Walsenburg Property”) for $2.3 million plus acquisition costs. As part of the transaction, the Trust will fund approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. Accordingly, PW Walsenburg’s total capital commitment is approximately $3.9 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $1,045,000.

The following table summarized the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets acquired:

Land	$945,000
Improvements (Greenhouses / Processing Facilities)	1,355,000
Acquisition Costs Capitalized	47,636
Total Assets Acquired	$2,347,636

On June 11, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CanRE OK Vinita, LLC, (“PW Vinita”), completed the acquisition of a 9.35-acre property with approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, Oklahoma for $2.1 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $550,000 to upgrade the facilities. Accordingly, PW Vinita’s total capital commitment is approximately $2.65 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $222,000.

The following table summarized the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets acquired:

Land	$50,000
Improvements (Greenhouses / Processing Facilities)	2,050,000
Acquisition Costs Capitalized	44,328
Total Assets Acquired	$2,144,328

On June 18, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), completed the acquisition of a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in southern Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 12,000 square foot greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately 1,054,000.

On September 3, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on a 61.14-acre property in Marengo Township, Michigan (“PW Marengo Property”) for $18.392 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $2.98 million worth of improvements and upgrades for the facility. Accordingly, PW Marengo’s total capital commitment is approximately $21.5 million. This is Power REIT’s largest acquisition to date. As of September 30, 2021, the total construction in progress that was funded by Power REIT is approximately $206,000.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarized the allocation of the purchase consideration for the PW Marengo Property based on the relative fair values of the assets acquired:

Land	$244,000
Improvements (Greenhouses / Processing Facilities)	18,148,000
Acquisition Costs Capitalized	194,567
Total Assets Acquired	$18,586,567

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50, Business Combinations – Related Issues. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and up to 55 years for buildings.

Concurrent with the closing of the acquisitions, Power REIT entered into leases with tenants that are licensed for the production of medical cannabis cultivation at the facilities. The combined annual straight-line rent from these nine acquisitions and one expansion is approximately $8.9 million. Each tenant is responsible for paying all expenses related to the properties including maintenance, insurance and taxes. The term of the leases are 20 years with two options to extend for additional five-year periods and have financial guarantees from affiliates of the tenants, except for the Canndescent lease which was already in place and assigned to the Trust.

4. LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, with the next payment due February 1, 2022. The balance of the Municipal Debt as of September 30, 2021 and December 31, 2020 is approximately $64,000 and $70,000, respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed annual interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2021 and December 31, 2020 is approximately $528,000 (net of approximately $4,800 of capitalized debt costs that are being amortized over the life of the financing) and $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and an annual 4.34% interest rate. As of September 30, 2021, and December 31, 2020, the balance of the 2015 PWRS Loan was approximately $7,799,000 (net of unamortized debt costs of approximately $286,000) and $8,183,000 (net of unamortized debt costs of approximately $303,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds were deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed annual interest rate of 4.62% and the capitalized debt costs of $312,000 which is amortized over the life of the financing which matures in 2054. The balance of the loan as of September 30, 2021 and December 31, 2020 is $14,857,000 (net of approximately $295,000 of capitalized debt costs) and 14,994,000 (net of approximately $302,000 of capitalized debt costs).

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2021 is as follows for the subsequent years ending December 31:

Total Debt

2021 (3 months remaining)	59,595
2022	675,369
2023	1,168,405
2024	715,777
2025	755,634
Thereafter	20,459,470
Long term debt	$23,834,250

5. LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have an average lease term ranging between 20 and 99 years. Payments from the Trust’s twenty-six leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the nine months ended September 30, 2021 and 2020 is approximately $5.9 million and $2.1 million, respectively.

The aggregate annual cash to be received by the Trust on all leases related to its portfolio as of September 30, 2021 is as follows for the subsequent years ending December 31:

2021 (3 months remaining)	$3,237,800
2022	$16,728,636
2023	$21,781,850
2024	$18,740,382
2025	$14,489,375
Thereafter	$196,539,430
Total	$271,517,473

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

Stock Issued for Cash

During the nine months ended September 30, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $158,145 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC which participated in the rights offering and acquired 132,074 shares. HBP is the Managing Member of PW RO Holdings 2 LLC (“ROH2”) which participated in the rights offering and acquired 155,000 shares. On October 8, 2021, ROH2 distributed 136,344 shares to an investor in ROH2 and currently owns 18,656 shares. HBP is the Managing Member of PW RO Holdings 3 LLC which participated in the rights offering and acquired 123,020 shares. HBP became the Co-Managing Member of 13310 LMR2A (“13310”) after the Trust acquired the Canndescent property from 13310 which participated in the rights offering and acquired 68,679 shares.

Summary of Stock Based Compensation Activity – Options

The summary of stock-based compensation activity for the nine months ended September 30, 2021, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2020	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	-	-	-
Balance as of September 30, 2021	106,000	7.96	4,453,060
Options vested at September 30, 2021	106,000	7.96	4,453,060

The weighted average remaining term of the options is less than one year.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Summary of Plan Activity – Restricted Stock

The summary of Plan activity for the nine months ended September 30, 2021, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2020	35,066	8.76
Plan Awards	22,900	37.18
Restricted Stock Vested	(21,031)	12.73
Balance as of September 30, 2021	36,935	24.12

Stock-based Compensation

During the nine months ended September 30, 2021, the Trust recorded approximately $268,000 of non-cash expense related to restricted stock and options granted compared to approximately $189,000 for nine months ended September 30, 2020. As of September, 30, 2021, there was approximately $891,000 of total unrecognized share-based compensation expense, which will be recognized through the second quarter of 2024. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by the shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of September 30, 2021, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 213,017.

Preferred Stock Dividends

During the nine months ended September 30, 2021, the Trust paid a total of approximately $490,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7. RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the CEO of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid each month has increased over time with the Board of Trustees approval and effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. During the quarter ended March 31, 2021, with the Board of Trustee’s approval, a special one-time payment of $15,000 was made to cover the time allocated to the processing of the Rights Offering. A total of $48,000 was paid pursuant to this arrangement during the nine months ended September 30, 2021 compared to $18,000 paid during the first nine months of 2020.

Power REIT has entered into a synergistic relationship with Millennium Investment and Acquisition Company Inc. (“MILC’). David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado, Oklahoma, and Michigan which are related to the May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions as mentioned in Note 3. Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. Total rental income recognized for the nine months ended September 30, 2021 from the affiliated tenants in Colorado, Oklahoma and Michigan was $262,362, $151,872 and $256,298 respectively. Accounts payable - related parties for the nine months ended September 30, 2021 consists of a security deposit adjustment and construction costs due to MILC.

POWER REIT AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

8. SUBSEQUENT EVENTS

On September 8, 2021, PW CO CanRE MF LLC (“CanRe MF”), a subsidiary of Power REIT filed an action to evict PSP Management LLC (“PSP”) from two properties in Southern Colorado (“MF Property”). The trial date was set for November 2, 2021 but on November 1, 2021, PSP agreed to turn over possession of the property and thus the hearing was cancelled. CanRe MF is seeking to mitigate its damages and is working to complete the construction and find a replacement tenant for the MF Property.

On November 3, 2021 the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on December 15, 2021 to shareholders of record on November 15, 2021.

On November 2, 2021, PW Marengo amended the existing lease with Marengo Cannabis LLC. Pursuant to the lease amendment, PW Marengo is providing funding for additional improvements to the Marengo Property on the same economic terms as the original Marengo Lease. Power REIT’s capital commitment related to the additional budget items is approximately $4,100,000 which increases the straight-line annual rent by approximately $830,000.

On November 5, 2021, Power REIT, through a wholly owned subsidiary of the Trust PW CO CanRE Mav 5, LLC (“CanRE Mav 5”), terminated its lease related to a 5.2-acre (“Mav 5 Property”) property located in Crowley County, Colorado, with Original Cannabis Growers of Ordway LLC (“Tenant”) initially executed on March 19, 2020. To date, Tenant has paid total rent, including a release of its security deposit as part of the termination, of $483,743, which represents 36% of Power REIT’s total investment of $1,358,664. Effective as of November 5, 2021, CanRE Mav 5, entered into a new 20-year triple-net lease (the “Golden Lease”) with Golden Lease Lane, LLC LLC (“Golden”). The Golden Lease provides that Golden is responsible for paying all expenses related to the Mav 5 Property, including maintenance expenses, insurance and taxes. The Golden Lease requires Golden to maintain a medical cannabis license and operate in accordance with all Colorado regulations with respect to its operations.

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

We are structured as a holding company and own our assets through twenty-three wholly owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

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

As of September 30, 2021, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 172 acres of land with approximately 1,090,000 square feet of existing or under construction greenhouses leased to seventeen regulated cannabis operators. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

During the nine months ended September 30, 2021, we raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offering commenced in December, 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned.

Recent Developments

During the nine months ended September 30, 2021, we added to our portfolio of CEA properties by acquiring nine new properties and expanding one of the leases on a newly acquired property.

On January 4, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), we completed the acquisition of two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. Accordingly, PW Grail’s total capital commitment is approximately $1.84 million. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Project”) which will operate a cannabis cultivation facility. The lease requires Grail Project to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Grail Project’s Lease provides four, five-year renewal options. The rent for the Grail Project Lease is structured whereby after a six-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Grail Properties. The lease also has personal guarantees from the owners of the Grail Project. The Grail Project Lease is structured to provide an annual straight-line rent of approximately $350,000, representing an estimated yield on costs of over 18%. The project is currently under construction and is targeted to be completed by year end.

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

On January 14, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with Dom F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Apotheke Property. The lease also has personal guarantees from the owners of Dom F. The Apotheke Lease is structured to provide an annual straight-line rent of approximately $342,000, representing an estimated yield on costs of over 18%. The project is currently under construction and is targeted to be completed by year end.

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

The following table summarized the preliminary allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$258,420
Assets Subject to Depreciation:
Improvements (Greenhouses / Processing Facilities)	7,426,580
Acquisition Costs Capitalized	99,789
Total Assets Acquired	$7,784,789

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

The following table summarizes the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets acquired:

Land	$945,000
Improvements (Greenhouses / Processing Facilities)	1,355,000
Acquisition Costs Capitalized	47,636
Total Assets Acquired	$2,347,636

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

The following table summarizes the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets acquired:

Land	$50,000
Improvements (Greenhouses / Processing Facilities)	2,050,000
Acquisition Costs Capitalized	44,328
Total Assets Acquired	$2,144,328

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

On September 3, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on a 61.14-acre property in Marengo Township, Michigan (“Marengo Property”) for $18.392 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $2.9 million worth of improvements and upgrades for the facility. Accordingly, PW Marengo’s total capital commitment is approximately $21.4 million. Concurrent with the acquisition, PW Marengo entered into a 20-year “triple-net” lease (the “Marengo Lease”) with Marengo Cannabis, LLC (“MC”) which will operate a cannabis cultivation facility. The lease requires MC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Marengo Lease provides two, five-year renewal options. The rent for the MC Lease is structured whereby after a ten-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years. After the 46th month, rent is structured to provide a 15% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Michigan and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the MC Property. The lease also has personal guarantees from the owners of MC. The MC Lease is structured to provide an annual straight-line rent of approximately $4,287,000, representing an estimated yield on costs of over 20%. The project is currently under construction and should be completed by August 2022.

The following table summarized the allocation of the purchase consideration for the PW Marengo Property based on the relative fair values of the assets acquired:

Land	$244,000
Construction in Progress	18,148,000
Acquisition Costs Capitalized	194,567
Total Assets Acquired	$18,586,567

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50 Business Combinations – Related Issue. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouses and up to 55 years for buildings.

The following table is a summary of the Trust’s properties as of November 12, 2021:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)	Gross Book Value
Railroad Property
P&WV - Norfolk Southern	PA/WV/OH		112 miles	Oct-64	99	$915,000	$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494	1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500	310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800	310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900	310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800	310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117	9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111	$11,739,086

CEA (Cannabis) Property[34]
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810	1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046	1,594,582
Grassland - Mav 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461	1,908,400
Chronic - Sherman 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159	1,995,101
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849	4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055	1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963	1,364,585
PSP - Tam 13[5]	Crowley County, CO	2.37	9,384	Oct-20	20	-	425,000
PSP - Tam 14[5]	Crowley County, CO	2.09	24,360	Oct-20	20	-	2,637,300
Green Mile - Tam 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061	1,311,116
Grail Project - Tam 4	Crowley County, CO	2.20	21,732	Jan-21	20	350,457	1,842,449
Apotheke - Tam 8	Crowley County, CO	4.31	21,548	Jan-21	20	341,953	1,813,893
Grail Project - Tam 5	Crowley County, CO	2.21	6,256	Feb-21	20	104,145	517,663
Canndescent	Riverside County, CA	0.85	37,000	Jan-21	5	1,073,318	7,685,000
Gas Station - Tam 3	Crowley County, CO	2.20	24,512	Feb-21	20	399,748	2,118,717
Cloud Nine - Tam 27/28	Crowley County, CO	4.00	38,440	Apr-21	20	552,588	2,947,905
Walsenburg Cannabis	Huerfano County, CO	35.00	102,800	May-21	20	729,007	3,876,600
Vinita Cannabis	Craig County, OK	9.35	40,000	Jun-21	20	502,561	2,650,000
JKL	Crowley County, CO	10.00	24,880	Jun-21	20	546,392	2,928,293
Marengo Cannabis	Marengo Township, MI	61.14	556,146	Sep-21	20	4,287,180	21,375,260
Marengo Cannabis Phase 2	Marengo Township, MI	-	-	Nov-21	20	832,163	4,148,102
Golden Leaf Lane - Mav 5	Crowley County, CO	5.20	15,000	Nov-21	20	262,718	1,358,664

	CEA Total	171.84	1,089,592			$13,014,634	$72,455,487
Grand Total						$14,979,745	$93,344,573

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Not including renewal options

3 Rent represents straight line net rent

4 Gross Book Value represents total capital commitment

5 Tenant has been evicted - see Legal Proceedings

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenue during the three months ended September 30, 2021, and 2020 was $2,547,348 and $1,115,586 respectively. Revenue during the three months ended September 30, 2021, consisted of lease rental income of $2,315,329, direct financing lease income of $228,750 and other income of $3,269. The increase in total revenue was primarily related to a $1,432,704 increase in rental income from newly acquired properties and a decrease in other income of $942. Expenses for the three months ended September 30, 2021 increased by $181,815 as compared to total expenses for the three months ended September 30, 2020 primarily due to an increase in depreciation expense of $187,148, an increase in general and administrative expenses of $70,874, an increase in property tax expense of $420 and a decrease in interest expense of $76,627. Net income attributable to common shares during the three months ended September 30, 2021 and 2020 was approximately $1,662,802 and $506,006, respectively. Net income attributable to common shares increased by $1,156,796 primarily due to the increase in rental income related to acquisitions which was offset by an increase in depreciation expense, general and administrative expenses and the write off in rental income of $320,492 resulting from the eviction of the PSP tenant on the MF Property (see Legal Proceedings).

For the three months ended September 30, 2021 and 2020, we paid a cash dividend to our holders of Series A Preferred Stock of $163,209 and $70,058, respectively.

Nine Months Ended September 30, 2021, and 2020

Revenue during the nine months ended September 30, 2021, and 2020 was $6,636,123 and $2,878,096 respectively. Revenue during the nine months ended September 30, 2021, consisted of rental income of $5,942,358, direct financing lease income of $686,250, and other income of $7,515. The increase in total revenue was primarily related to a $3,821,090 increase in rental income from newly acquired properties and a decrease in other income of $63,063. Expenses for the nine months ended September 30, 2021, increased by $592,097 as compared to total expenses for the nine months ended September 30, 2020, primarily due to an increase in general and administrative expenses of $212,882, an increase in depreciation expense of $473,452 netted with a decrease in property tax expense of $1,628 and a decrease in interest expense of $92,611. Net income attributable to common shares during the nine months ended September 30, 2021, and 2020 was $3,984,213 and $1,097,730, respectively. Net income attributable to common shares increased by $2,886,483 primarily due to the increase in rental income related to acquisition which was offset by an increase in depreciation expense, general and administrative expenses and the write off in rental income of $320,492 resulting from the eviction of the PSP tenant on the MF Property (see Legal Proceedings).

For the nine months ended September 30, 2021, and 2020, we paid a cash dividend to our holders of Series A Preferred Stock of $489,621 and $210,174, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $9,277,605 as of September 30, 2021, an increase of $3,675,779 from December 31, 2020. During the nine months ended September 30, 2021, the increase of cash was primarily due to financing activity in the form of the rights offering that closed on February 5, 2021 through which we raised $36,494,866 ($36,659,941 netted with offering expenses of $165,075), netted with a decrease of cash due to the acquisition of land and construction in progress payments.

With the cash available as of November, 2021, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we intend to rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which are typically secured by liens on assets. Based on our leases in place and rental income as of September 30, 2021, we anticipate generating $15,784,277 in cash rent over the next twelve months. At September 30, 2021, we owed debt in the principal amount of $23,834,250, of which $666,190 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

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

A reconciliation of our Core FFO to net income for the three and nine months ended September 30, 2021 and 2020 is included in the table below (in thousands):

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021[1]	2020	2021[1]	2020
Revenue	$2,547,348	$1,115,586	$6,636,123	$2,878,096

Net Income	$1,826,011	$576,064	$4,473,834	$1,307,904
Stock-Based Compensation	114,677	66,161	267,650	189,452
Interest Expense - Amortization of Debt Costs	8,527	8,527	25,582	25,582
Amortization of Intangible Asset	59,285	59,285	177,856	177,854
Depreciation on Land Improvements	226,915	39,767	569,481	96,029
Core FFO Available to Preferred and Common Stock	2,235,415	749,804	5,514,403	1,796,821

Preferred Stock Dividends	(163,209)	(70,058)	(489,621)	(210,174)

Core FFO Available to Common Shares	$2,072,206	$679,746	$5,024,782	$1,586,647

Weighted Average Shares Outstanding (basic)	3,322,433	1,915,200	3,129,978	1,909,151

Core FFO per Common Share	0.62[1]	0.35	1.61[1]	0.83

1 net of a $320,492 ($.10 per share) non cash adjustment to rental income resulting from the termination of the lease with PSP (see Legal Proceedings)

Growth Rates:
Revenue	128%	131%
Net Income Attributable to Common Shareholders	229%	263%
Net Income per Common Share (diluted)	96%	121%
Core FFO Available to Common Shareholders	205%	217%
Core FFO per Common Share	77%	94%

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2021 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2021, our wholly owned subsidiary, PW CO CanRe MF LLC (“CanRe MF”), filed a breach of contract claim against PSP Management LLC (“PSP”) which is our tenant at a property (the “MF Property”) owned by CanRe MF in Ordway, CO pursuant to a lease (the “MF Lease”). CanRe MF also named a principal owner individually as guarantor of the MF Lease in the litigation. PSP has not completed the construction of the MF Property as required by the MF Lease. CanRE MF is seeking damages related to cost over-runs and failure to pay rent as well as costs of collection and interest. PSP has failed to pay rent due for July 2021, August 2021, September 2021, October 2021 or November, 2021 in the amount of $87,841.22 per month.

On September 8, 2021, CanRe MF filed an action to evict PSP from the MF Property. The trial date was set for November 2, 2021, but on November 1, 2021, PSP agreed to turn over possession of the property and thus the hearing was cancelled. CanRe MF is seeking to mitigate its damages by evicting PSP so that it can complete the construction and find a replacement tenant for the MF Property.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2020 10-K, which risk factors are incorporated herein by reference.

During 2020, a global Covid 19 pandemic emerged which has had broad financial impact on most industries and countries. To date, the Trust has experienced delays in construction at our properties which may adversely impact our tenants’ ability to commence operations and generate revenue, including but not limited to delays caused by:

○	construction moratoriums by local, state or federal government authorities;

○	delays by applicable governmental authorities in providing the necessary authorizations to continue construction or commence operations;

○	reductions in construction team sizes to effectuate social distancing and other requirements;

○	infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and

○	manufacturing and supply chain disruptions for materials sourced form other geographies, which may be experiencing shutdowns and/or restrictions on transportation of such material.

The Trust continues to monitor COVID 19 and the potential financial implications on its assets and business plans as well as on its tenants and their ability to pay rent. There can be no assurance what ultimate impact COVID 19 will have on Power REIT on a going forward basis.

Competition for the acquisition of properties suitable for the cultivation or production of regulated cannabis and alternative financing sources for licensed operators may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation of regulated cannabis with other entities engaged agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of cannabis, private equity investors, and other real estate investors (including public and private REITs). These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties, or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our prospect for growth of profitability and ability to generate cash flow and make distributions to our stockholders may decrease.

Increased competition for properties as a result of greater clarity of the federal regulatory environment may also preclude us from acquiring those properties that would generate attractive returns to us.

By way of example, Congress introduced or re-introduced several proposed bills in the current legislative cycle focused on the regulated cannabis industry, including but not limited to, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Secure and Fair Enforcement (SAFE) Banking Act (the “SAFE Banking Act”) and most recently in July 2021, a preliminary draft of the Cannabis Administration and Opportunity Act (the “CAO Act”). If it became law, the MORE Act, which was passed by the U.S. House of Representatives in the prior legislative cycle and re-introduced in May 2021, would, among other things, remove cannabis as a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”) and make available U.S. Small Business Administration funding for regulated cannabis operators. If it became law, the SAFE Banking Act would, among other things, provide protection from federal prosecution to banks and other financial institutions that provide financial services to state-licensed, compliant cannabis operators, which may include the provision of loans by financial institutions to such operators. In April 2021, the SAFE Banking Act was reintroduced again for the fourth time in the U.S. House of Representatives and passed; the bill is expected to be reintroduced in the U.S. Senate for consideration. In July 2021, a preliminary draft of the CAO Act was introduced, which would, among other things, remove cannabis as a Schedule I controlled substance under the CSA, provide deference to states to determine their own cannabis policies, transfer regulatory responsibility of cannabis to the U.S. Food and Drug Administration and certain other federal regulatory agencies, and establish a federal taxation framework for regulated cannabis sales.

If any of the proposed bills in Congress became law, there would be further increased competition for the acquisition of properties that can be leased to licensed cannabis operators, consolidation of cannabis cultivation facilities for more cost efficient, larger scale production and manufacturing may occur, and such operators would have greater access to alternative financing sources with lower costs of capital. These factors may reduce the number of operators that wish to enter into lease transactions with us or renew leases with us or may result in us having to enter into leases on less favorable terms with tenants, each of which may significantly adversely impact our profitability and ability to generate cash flow and make distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

INSERT PSP LITIGATION COPY FROM ABOVE ONCE FINALIZED

Item 6. Exhibits.

Exhibit Number	Exhibit Title

Exhibit 10.35	Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

Exhibit 10.36	Financial Statement and Exhibits incorporated herein by reference to Exhibit 99.1 to the Form 8-K/A (File No. 001-36312) filed with the Securities and Exchange Commission on April 21, 2021.

Exhibit 10.37	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

Exhibit 10.38	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

Exhibit 10.39	Lease Agreement related to JKL2 LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 21, 2021

Exhibit 10.40	Lease Agreement related to Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on September 9, 2021

Exhibit 10.41	Lease Amendment related to Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 4, 2021

Exhibit 10.42	Lease Amendment related to Golden Leaf Lane LLC, incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 5, 2021

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: November 15, 2021

