Form 10-K
period 2021-12-31
Power REIT
filed 2022-03-31
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2021, the Registrant’s most recently completed second fiscal quarter, was approximately $95,433,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2021 of $40.17.

As of March 31, 2022, there were 3,367,561 common shares outstanding.

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

Risks Related to our Operations

●	The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.
●	We have a limited operating history and operate in an industry in its very early stages of development.
●	Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business.
●	Our tenants operate in a nascent industry that has experienced pricing gyrations which may impact their ability to pay rent.
●	Our tenants may be unable to operate their businesses and default on their lease payments to us.
●	Our business activities, and the business activities of our cannabis tenants are currently illegal under U.S. federal law.
●	Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth or investments effectively.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We operate in a highly competitive market for investment opportunities.

●	We acquired some of our properties, and expect to acquire other properties, “as-is” or otherwise with limited recourse to the prior owner, which significantly increases the risk of an investment.
●	We will continue to need additional capital to make new investments.
●	The investment portfolio is concentrated in a relatively few number of investments, industries and lessees.
●	Our property portfolio has a high concentration of properties located in certain states.
●	If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease and we could default on our secured loans.
●	Our operating results may be negatively affected by potential development and construction delays.
●	The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares.
●	The ability of the Trust to service its obligations and pay dividends depends on the ability of its wholly-owned subsidiaries to make distributions to it.
●	We are dependent upon Mr. David H. Lesser for our success.
●	Our management team may have interests that conflict with the Trust’s interests.
●	Our lessees and many future lessees’ ability to pay us is expected to be dependent solely on the revenues of a specific project, without additional credit support.
●	Some losses related to our real property assets may not be covered by insurance.
●	Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect us.
●	Changes in interest rates may negatively affect the value of our assets, our access to debt financing and the trading price of our securities.
●	Our quarterly results may fluctuate.
●	In order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.
●	We may fail to remain qualified as a REIT.
●	If an investment that was initially believed to be a real property asset is later deemed not to have been a real property asset at the time of investment, we could lose our status as a REIT.
●	If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
●	Net leases may not result in fair market lease rates over time.
●	If a sale-leaseback transaction is recharacterized in a lessee’s bankruptcy proceeding, our financial condition could be adversely affected.
●	Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts.

Risks Related to Our Investment Strategy

●	Our investments in greenhouse properties may be difficult to see or re-lease.
●	Our focus on non-traditional real estate asset classes will subject us to more risks than if we were broadly diversified to include other assets classes.
●	Renewable energy resources are complex, and our investments in them rely on long-term projections of resource and equipment availability and capital and operating costs.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and supply.
●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	Factors could lead to the Trust losing one or both of its NYSE American listings.
●	Low trading volumes in the Trust’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.
●	Our stock price has fluctuated in the past and has recently been volatile.
●	Our ability to issue Preferred Stock in the future could adversely affect the rights of existing holders of our equity securities.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our Preferred Stock is subject to interest rate risk.
●	Inflation may negatively affect the value of our equity securities and the dividends we pay.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt.
●	Holders of Series A Preferred Stock have limited voting rights.
●	The change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our trust or may discourage a party from taking over our trust.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value.

Risks Related to Regulation

●	We cannot assure you that our securities will remain listed on the NYSE American.
●	The U.S. federal government’s approach towards cannabis laws may be subject to change.
●	We cannot predict the impact that future regulations may have on us.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.
●	We and our cannabis tenant may have difficulty accessing the service of banks.

PART I

Item 1. Business.

General

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the form of greenhouse in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which use approximately 70% less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. To date, all of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. We continue to explore greenhouse transactions for the cultivation of other plants and food crops. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

We believe there is strong demand for capital from licensed cannabis cultivators that currently do not have access to traditional financing sources such as bank debt. Our construction financing and sale leaseback solutions provide attractive financing that allows cannabis operators to add additional growing capacity and/or invest in the growth of their business. Our tenants that are cannabis operators are able to achieve strong rent coverage based on the growing capacity of their facilities and the current wholesale price of cannabis. In addition, we believe our unique and flexible lease structure for cannabis operators, which typically includes a period of higher rent in the initial years of the lease and a reset to a lower rent for the remainder of the lease term provides strong protection to our investment basis while positioning the tenant for long-term success in the event cannabis prices decrease or federal legalization of cannabis is enacted.

Corporate Structure

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. Currently, the Trust is structured as a holding company and owns its assets through twenty-four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue.

The chart below shows the organizational structure of the Trust as of December 31, 2021.

Properties

As of December 31, 2021, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 172 acres of land with 1,090,000 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA for food and cannabis cultivation.

Below is a chart that summarizes our properties as of December 31, 2021:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)[3]		Gross Book Value[4]
Railroad Property
P&WV - Norfolk Southern	PA/WV/OH		112 miles	Oct-64	99	$915,000		$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494		1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500		310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900		310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800		310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117		9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111		$11,739,086

CEA (Cannabis) Property
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810		1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046		1,594,582
Grassland - Mav 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461		1,908,400
Chronic - Sherman 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159		1,995,101
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849		4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055		1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963		1,364,585
PSP - Tam 13/14	Crowley County, CO	4.46	33,744	Oct-20	20	-	[5]	3,062,300
Green Mile - Tam 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061		1,311,116
Grail Project - Tam 4/5	Crowley County, CO	4.41	27,988	Jan-21 /Jan-22	20	461,684	[6]	2,431,511
Apotheke - Tam 8	Crowley County, CO	4.31	21,548	Jan-21	20	341,953		1,813,893
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,113,018		7,685,000
Gas Station - Tam 3	Crowley County, CO	2.20	24,512	Mar-21	20	399,748		2,118,717
Cloud Nine - Tam 27/28	Crowley County, CO	4.00	38,440	Apr-21	20	552,588	[7]	2,947,905
Walsenburg Cannabis	Huerfano County, CO	35.00	102,800	May-21	20	729,007		3,876,600
Vinita Cannabis	Craig County, OK	9.35	40,000	Jun-21	20	502,561		2,650,000
JKL	Crowley County, CO	10.00	24,880	Jun-21	20	546,392		2,928,293
Marengo Cannabis	Marengo Township, MI	61.14	556,146	Sep-21	20	5,119,343	[8]	25,523,362
Golden Leaf Lane - Mav 5	Crowley County, CO	5.20	15,000	Nov-21	20	262,718		1,358,664

	CEA Total	171.84	1,089,592			$13,061,416		$72,526,886
Grand Total						$15,026,527		$93,415,972

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet assuming completion of approved construction.
[2] Not including renewal options.
[3] Rent represents annual straight line rent as of December 31, 2021.
[4] Gross Book Value represents total capital commitment which includes the initial purchase price (excluding closing costs) plus the budget of construction - the actual amount spent as of December 31, 2021 could differ from the total budget.
[5] Tenant has been evicted as of November 2021 - evaluating potential replacement tenants.
[6] Original tenant abandoned the property in December 2021 and we entered into a new lease with new tenant on January 1, 2022. The straight-line rent and gross book value are based on the new lease.
[7] Tenant received an eviction order in January 2022 and tenant is appealing - see legal proceedings.
[8] Tenant is pursuing cannabis licensing and approvals which is taking longer than expected, and accordingly, we have determined not to straight-line rent in 2021 until we have better visibility into the timing of commencing operations.

2021 Highlights

Investments

During 2021, we acquired nine greenhouse properties in Colorado, Oklahoma, California and Michigan totaling approximately 873,000 square feet of cultivation/processing space representing a total capital commitment of approximately $51.9 million (consisting of purchase price and development costs but excluding transaction costs).

Financial Results

	Year Ended December 31,
	2021	2020

Revenue	$8,457,914	$4,272,709

Net Income Attributable to Common Shareholders	$4,491,656	$1,891,644
Net Income per Common Share (basic)	1.41	0.99

Core FFO Available to Common Shareholders	$6,139,903	$2,560,225
Core FFO per Common Share	1.93	1.34

*See Net Income to Core FFO reconciliation in Item 7 below.

Growth Rates:
Revenue	98%
Net Income Attributable to Common Shareholders	137%
Net Income per Common Share (basic)	42%
Core FFO Available to Common Shareholders	140%
Core FFO per Common Share	44%

Funding

During 2021, we raised approximately $36.7 million in proceeds from a non-dilutive Rights Offering of our common shares and entered into a debt financing agreement, as described below:

●	On February 5, 2021, we closed a Rights Offering and raised gross proceeds of $36,659,941 by issuing 1,383,394 common shares at the subscription price of $26.50, pursuant to the exercise of rights issued to our common shareholders of record on December 28, 2020.

●	On December 21, 2021, we entered into a Debt Facility with initial availability of $20 million. The debt facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52%. As of December 31, 2021, no funds were drawn against this Debt Facility.

Power REIT is currently focused on non-dilutive capital sources, such as debt and the potential to issue additional preferred stock, in order to fund property improvements for our existing portfolio as well as additional acquisitions.

Our Competitive Strengths and Growth Strategy

We believe that the following competitive strengths should provide a compelling investment opportunity:

●	Recurring Revenue from Long-Term Triple Net Leases. As of December 31, 2021, we have a portfolio that primarily consists of long-term triple net leases which obligates each tenant to pay us rent and cover all operating and other expenses related to our properties. This type of lease is targeted to provide predictable net cash flow from the properties and tends to have less fluctuations in income.

●	“Cannabis” Sculpted Leases with Front Loaded Rent. We have developed a lease structure specifically for cannabis greenhouse cultivation properties whereby after an initial deferred rent period, the tenant repays our invested capital over 36 months after which we receive ongoing rents with double digit yields on the original invested capital along with annual rental rate increases. Power REIT developed this lease structure based on cannabis cultivation industry dynamics which can support significant margins that are likely to compress over time as more supply comes on line. Accordingly, tenants are projected to be able to support paying higher rents in the early years but are set up for long-term success in the event cannabis prices decline. We believe this structure is a “win-win” for our tenants as well as for us as landlord. From Power REIT’s perspective we de-risk our investment in a given property but also have the ability to re-invest the front-loaded rental payments which can contribute to our growth.

●	Focus on Underserved Industry with Less Competition. Our focus on specialized real estate assets, in the form of greenhouse cultivation facilities, leased to tenants in the regulated cannabis industry, may result in less competition from existing REIT’s and institutional buyers and lenders due to the specialized nature of the real estate and the tenant use. Additionally, we believe the banking industry’s reluctance to finance cannabis operations may provide opportunities for us continue to grow our portfolio on attractive risk adjusted terms.

●	Positive Regulated Cannabis Industry Trends. Based on the impressive historical and projected growth for the regulated cannabis industry we expect state-licensed cannabis operators will continue to seek new cultivation facilities and expansion of existing facilities may present an opportunity for us to expand our portfolio on an accretive basis.

●	Sustainable Business Model. We believe that acquiring CEA greenhouse cultivation properties, where we construct or rehabilitate existing structures, provide us with a competitive advantage that will become increasingly apparent as the cannabis industry expands and matures. Currently, most of the cannabis cultivation, nationally, occurs in industrial, warehouse-style facilities. This cultivation method is resource and energy intensive compared to greenhouse cultivation which should use dramatically less energy when compared to industrial facilities. As the cannabis industry continues to expand and prices compress, we believe that industrial, warehouse-style cultivation of cannabis will not be economically competitive. Under our sustainable business model, our tenants are well-positioned to become high-quality, low-cost producers of medical cannabis in their respective states.

●	Experienced and Committed Management Team. David Lesser, our CEO, CFO and Executive Chairman, has over 35 years of experience in real estate investment and finance. His expertise informs our process in all aspects of our business including acquisitions, project management, development, and finance. Mr. Lesser’s significant ownership stake in Power REIT provides strong alignment and incentives to focus on creation of shareholder value.

Altogether, these competitive strengths position us to continue to execute on our growth strategy designed to create shareholder value. We are focused on identifying attractive real estate opportunities that exhibit attractive risk adjusted yields on investment relative to traditional real estate sectors. Our current focus is on greenhouse cultivation facilities which we believe is the sustainable business model that can produce plants at a lower cost in an environmentally friendly way. We expect that acquisition opportunities will continue to expand as additional states legalize the use of cannabis. We also continue to explore opportunities related to greenhouses for cultivation of other crops.

Cannabis Cultivation Market Opportunity

The Regulated Cannabis Industry

Cannabis Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated cannabis, and medical-use cannabis in particular, is generating interest investment in regulated cannabis related opportunities. The cannabis industry is still emerging but increasingly, state-licensed cannabis cultivation, processing and dispensing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies, well-honed business, operational processes to produce and dispense at scale high-quality, high-consistency cannabis products that should drive improved financial performance.

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation. Accordingly, market conditions vary on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2021, 36 states, the District of Columbia, and four of five U.S. territories have passed laws allowing their citizens to use medical cannabis.

Cannabis Industry Growth and Trends

According to research from BofA Securities, legal cannabis sales in the United States reached approximately $25 billion in 2021, an increase of 40% over 2020’s total of $17.5 billion. Headset projects that legal cannabis sales could exceed $30 billion by the end of 2022.

As the cannabis industry continues to evolve and mature, innovative products are being developed for consumers. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, vaporizers, spray products, transdermal patches and topicals. These additional form factors are driving a significant portion of the growth.

Shifting Public Attitudes and State Law

The changing public attitudes surrounding cannabis has been a catalyst for the growth of the United State regulated cannabis industry. According to a 2021 poll conducted by Pew Research Center, 91% of U.S. adults say that marijuana should be legal, while only 9% say that it should not. Additionally, regardless of political affiliation, the majority of participants indicate they are in favor of legalization.

As legalization is currently on a state-by-state basis, expansion of the cannabis industry is impacted by the regulatory processes of each state. States may restrict the number of cannabis licenses (cultivation, distribution, rental processing) permitted; impose significant taxes on cannabis products; and even limit the medical conditions that are eligible for cannabis treatment. As such, it is difficult to predict economic potential and trajectory of new markets. Accordingly, it is important to evaluate each State regulatory structure as part of evaluating investment opportunities.

Cannabis Industry Access to Capital

Currently, the illegal status of cannabis under federal law limits the ability of industry participants to fully access the U.S. banking system, public capital markets and other traditional sources of financing. This creates an opportunity for Power REIT to deploy a form of non-dilutive capital to companies seeking to finance licensed cannabis cultivation facilities.

Investment Opportunity

Within the broader cannabis related investment opportunity, we believe the ownership of greenhouse cultivation facilities represents an attractive risk adjusted investment area of focus. The ownership of cannabis cultivation facilities should lead to more predictable income and potentially lower overall risk than investing in cannabis operating companies directly involved in the cultivation, manufacturing or distribution of cannabis products while still generating higher investment yields than traditional real estate asset classes.

Management and Trustees - Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Susan Hollander serves our Chief Accounting Officer with responsibility for all strategic accounting, compliance and financial reporting functions. Accordingly, Power REIT currently has two full-time employees and several consultants but does not have any other employees or officers. As Power REIT’s business grows, we will continue to evaluate our staffing and third-party service needs and adjust as necessary. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

We believe that our success depends on our ability to retain our key personnel, primarily David Lesser, our Chairman and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The Trust has a Board of Trustees that has four Independent Trustees in addition to Mr. Lesser who serves as Chairman. Power REIT does not have a staggered board, accordingly, the current policy is that each Trustee serves for one year terms.

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

ESG the “Triple Bottom Line”

With a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People, Power REIT is committed to best-in-class focus on Environment, Social and Governance (“ESG”) factors.

Environmental

Our asset base is environmentally friendly. We currently own a railroad ground lease which is an environmentally friendly form of transportation. We also own a portfolio of ground leases estate for utility scale solar farms. Our recent focus on CEA greenhouse properties consumes dramatically less energy than indoor growing, 95% less water, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides.

Social

Our CEA tenant/operator roster is diverse and engaged with their local communities. Currently, 100% of our CEA facilities will produce cannabis which is considered an alternative medical solution for a variety of ailments including, but not limited to, multiple sclerosis, PTSD, arthritis, and seizures. To date, the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition.

Governance

We are an internally managed REIT with a Board comprised of four independent Trustees and one insider Trustee. Each Trustee serves a one-year term and as such, we do not have a staggered board. In addition, we do not have any other management protection structures such as “poison pills” or “golden parachutes.” Power REIT management has strong alignment with shareholders through significant insider ownership and both the Board and CEO receive compensation entirely in the form of equity. We believe that our corporate governance is a strong component of our ESG profile.

As our ESG story and portfolio expand, our investor engagement efforts will continue to build alongside, driving our commitment to the planet, its people, and generating returns for our shareholders.

Growth and Investment Strategies

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which uses dramatically less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. To date, all of our greenhouse properties are focused on the cultivation of cannabis by state-licensed operators. We continue to explore greenhouse transactions for the cultivation of other plants and food crops. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

We believe there is strong demand for capital from licensed cannabis cultivators that currently do not have access to traditional financing sources such as bank debt. Our construction financing and sale leaseback solutions provide attractive financing that allows cannabis operators to add additional growing capacity and/or invest in the growth of their business. In addition, we believe our unique and flexible lease structure for cannabis operators, which typically includes a period of higher rent in the initial years of the lease and a reset to a lower rent for the remainder of the lease term provides strong protection to our investment basis while positioning the tenant for long-term success in the event cannabis prices decrease or federal legalization of cannabis is enacted.

Revenue Concentration

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 15%, 12%, 11% and 10% of consolidated revenue respectively.

Dividends

During the year ended December 31, 2021, the Trust paid dividends of approximately $652,800 (or $0.484375 per share per quarter for a total of $1.9375 per share total) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Tax Status

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2020, our last tax return completed to date, we currently have a net operating loss of $22.7 million, which may reduce or eliminate this requirement.

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

This provision or other provisions in our governing documents or provisions that we may adopt in the future, may limit the ability of our shareholders to sell their shares at a premium over then-current market prices by discouraging a third party from seeking to obtain control of us. See “Risk Factors” and our Description of Capital Stock, included as Exhibit 4.1.

Our principal executive offices are located at 301 Winding Road, Old Bethpage, New York 11804, and our telephone number is (212) 750-0371. Our website address is www.pwreit.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Risks Related to our Operations

The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.

Throughout 2021 and to date, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 (or a future pandemic) could have material and adverse effects on our tenants and their operations, and in turn on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant actions;
●	the temporary inability of consumers and patients to purchase our tenant’s cannabis products due to a number of factors, including but limited to illness, dispensary closures or limitations on operations (including but not limited to shortened operating hours, social distancing requirements and mandated “curbside only” pickup), quarantine, financial hardship, and “stay at home” orders, could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets
●	Difficulty obtaining capital necessary to fund business operations and our tenants’ ability to fund their business operations and meet their obligations to us;
●	because of the federal regulatory uncertainty relating to the regulated cannabis industry, our tenants may not be eligible for financial relief
●	delays in construction at our properties may adversely impact our tenants’ ability to commence operations and generate revenues from projects, including

○	construction moratoriums by local, state or federal government authorities;
○	delays by applicable governmental authorities in providing the necessary authorizations to continue construction or commence operations;
○	reductions in construction team sizes to effectuate social distancing and other requirements;
○	infection by one or more members of a construction team necessitating a partial or full shutdown of construction; and
○	manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and shipping delays.

●	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of regulated
●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability

The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We have a limited operating history and operate in an industry in its very early stages of development.

In July 2019, we announced our new investment focus of Controlled Environment Agriculture (“CEA”) and our first greenhouse property acquisition. As our greenhouse portfolio has expanded, we continue to be subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our tenants and properties are concentrated in the regulated cannabis industry, an industry in its very early stages of development with significant uncertainties, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, and conditions in the financial markets and economic conditions.

Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could materially and adversely affect our business

Single tenants currently occupy our properties, and we expect that our properties will continue to be operated by single tenants. Therefore, the success of our investments will be dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is often very little public operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis market. As a result, it is possible that we could enter into leases with tenants that ultimately are unable to pay rent to us, which could adversely impact our business.

In addition, in general, our tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries or other changes in the marketplace for their products and have limited access to traditional forms of financing. The success of our tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as cannabis operators are generally subject to extensive state licensing requirements.

Our tenants may be unable to renew or maintain their licenses and authorizations for their cannabis operations, which may result in such tenants not being able to operate their businesses and defaulting on their lease payments.

We rely on our tenants to renew or otherwise maintain the required state and local cannabis licenses and other authorizations on a continuous basis. If one or more of our tenants are unable to remain compliant, such tenants may default on their lease payments and may also subject us, as the owner of such properties, to potential penalties, fines or other liabilities.

Our business activities, and the business activities of our cannabis tenants, while believed to be compliant with applicable U.S. state and local laws, are currently illegal under U.S. federal law.

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

We acquired some of our properties, and expect to acquire other properties, “as-is” or otherwise with limited recourse to the prior owner, which significantly increases the risk of an investment.

We acquired some of our properties, and expect to acquire other real estate properties, “as is” or otherwise with limited recourse to the prior owner and with only limited representations and warranties from such prior owner regarding matters affecting the condition, use and ownership of the property. There may also be environmental or other conditions associated with properties we acquire of which we are unaware despite our diligence efforts or that we have identified during diligence If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. If defects in the property (including any building on the property) or other matters adversely affecting the property are discovered or otherwise subject us to unknown claims or liabilities, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could materially harm our business.

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

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few numbers of investments, industries and lessees.

As of December 31, 2021, we owned twenty-five property investments, through our ownership of our twenty-four subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Tulare Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, and PW CanRE Holdings LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 15%, 12%, 11% and 10% of consolidated revenue respectively.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2021, the balance of the 2015 PWRS Loan was approximately $7,803,000 (net of unamortized debt costs of approximately $280,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of December 31, 2021 is approximately $521,000 (net of approximately $4,100 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2021 is $14,809,000 (net of approximately $293,000 of capitalized debt costs). If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2021, we had outstanding debt in the principal amount of $23.8 million and had issued approximately $8.5 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

We are dependent on the diligence, expertise and business relationships of our management team, particularly Mr. David H. Lesser our Chairman and Chief Executive Officer and Susan Hollander our Chief Accounting Officer, to implement our strategy of acquiring and benefitting from the ownership of infrastructure-related real property assets. If Mr. Lesser or Ms. Hollander were unable to function on behalf of the Trust, the Trust’s business and prospects would be adversely affected. Moreover, Mr. Lesser has other business interests to which he dedicates a portion of his time that are unrelated to Power REIT. Although Mr. Lesser is one of our major shareholders, on occasion, those other interests of his may conflict with his interests in Power REIT, and such conflicts may be unfavorable to us.

From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with the Trust’s interests.

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, as of December 31, 2021 three of Power REIT’s properties are leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker:MILC) has controlling interests. David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado, Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions as mentioned in Note 4 of the Notes to the Consolidated Financial Statements. Total rental income recognized for the twelve months ended December 31, 2021 from the affiliated tenants in Colorado, Oklahoma and Michigan was $444,614, $277,512 and $0, respectively. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

Risks Related to our Investment Strategy

Our real estate investments are concentrated in greenhouse properties suitable for the cultivation of cannabis, and a decrease in demand for such facilities could materially and adversely affect our business. These properties may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which could adversely affect our business.

Our portfolio of properties is concentrated in greenhouse properties suitable for the cultivation of cannabis used therefore, we are subject to risks inherent in investments heavily in a single industry. A decrease in the demand for cannabis cultivation, processing and dispensary facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for cannabis cultivation and processing facilities has been and could be adversely affected by changes in state or local laws or any change in the federal government’s current enforcement posture with respect to state-licensed cannabis operations, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for cannabis cultivation and processing and dispensary facilities, which could materially and adversely affect our business.

In addition, if we are forced to sell or re-lease a property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. As our tenants and properties are concentrated in the regulated cannabis industry, a shift in property preferences by regulated cannabis operators, including but not limited to changing preferences regarding location and types of improvements, could have a significant negative impact on the desirability of our properties to prospective tenants when we need to re-lease them, in addition to other challenges, such as obtaining the necessary state and local authorizations for a new tenant to commence operations at the property. These and other limitations may affect our ability to sell or re-lease properties, which may materially and adversely affect our business.

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

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2021, the average daily trading volume for the Trust’s common shares was approximately 28,244 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Trust’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Trust’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Trust’s listed securities to sell their securities at prices they find attractive, or at all.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On January 4, 2021, the reported low sale price of our common shares was $28.50, while the reported high sales price was $70.90, on November 18, 2021. For comparison purposes, on December 31, 2020, our stock price closed at $26.71. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our common shares, or the perception that such sales might occur, could adversely affect prevailing market prices of our common shares and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	sale of our common shares by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	our ability to attract new customers;
●	The impact of COVID-19;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

These broad market and industry factors may seriously harm the market price of our common shares, regardless of our operating performance. Since the stock price of our common shares has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common shares could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common shares will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of common shares, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The voting rights of a holder of Series A Preferred Stock are limited. Our common shares is the only class of our securities carrying full voting rights. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to our charter (whether by merger, consolidation or otherwise) that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of classes or series of equity securities that are senior to the Series A Preferred Stock and, if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of additional trustees. Holders would not, however, have any voting rights if we amend, alter or repeal the provisions of our charter or the terms of the Series A Preferred Stock in connection with a merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise, so long as the Series A Preferred Stock remains outstanding and its terms remain materially unchanged or holders receive stock of the successor entity with substantially identical rights, taking into account that, upon the occurrence of an event described in this sentence, we may not be the surviving entity. Furthermore, if holders receive the greater of the full trading price of the Series A Preferred Stock on the last date prior to the first public announcement of an event described in the preceding sentence, or the $25.00 liquidation preference per share of Series A Preferred Stock plus accrued and unpaid dividends (whether or not declared) to, but not including, the date of such event, pursuant to the occurrence of any of the events described in the preceding sentence, then holders will not have any voting rights with respect to the events described in the preceding sentence.

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

Upon a Change of Control or Delisting Event, holders of our Series A Preferred Stock will have the right (subject to our special optional redemption rights) to convert all or part of their Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). If our common share price were less than $5.00 subject to adjustment, holders will receive a maximum of 5 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, the foregoing features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our trust or of delaying, deferring or preventing a change in control of our trust under circumstances that otherwise could provide the holders of our common shares and Series A Preferred Stock with the opportunity to realize a premium over the then current market prices of those securities, or that holders may otherwise believe is in their best interests.

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

Our common shares and our Series A Preferred shares are currently listed on the NYSE. To our knowledge, The NYSE American has not approved for listing any other U.S.-based REITs engaged in the ownership of cannabis-related properties, other than Innovative Industrial Properties, Inc. (NYSE: IIPR), a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently meet the maintenance listing standards of the NYSE American, we cannot assure you that we will continue to meet those standards, or that the NYSE American will not seek to delist our common shares or Series A Preferred shares as a result of our entry into lease agreements. with licensed U.S. cannabis cultivators. If our common shares or Preferred shares are delisted from the NYSE American, then our common shares and our Series A Preferred Stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE American could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

The United States House of Representatives passed an amendment to the Commerce, Justice, Science, and Related Agencies Appropriations Bill (currently known as the “Joyce Amendment” and formerly known as the “Rohrabacher-Blumenauer Amendment”), which funds the DOJ. Under the Joyce Amendment, the DOJ is prohibited from using federal funds to prevent states “from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.” In particular, the Joyce Amendment only prohibits the use of federal funds to prosecute individuals and businesses operating cannabis companies in compliance with state laws regulating the medical use of cannabis and does not apply to adult-use cannabis operations. The Joyce Amendment must be renewed each federal fiscal year and was subsequently renewed by the U.S. Congress (“Congress”). There can be no assurance that Congress will further renew the Joyce Amendment in the future.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

As of December 31, 2021, our assets consist a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 172 acres of land with 1,090,000 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA in the form of greenhouses. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonably prices as needed.

Below is a chart that summarizes our properties owned as of December 31, 2021:

Property Type/Name	Location	Acres	Size[1]	Lease Start	Term (yrs)[2]	Rent ($)[3]		Gross Book Value[4]
Railroad Property
P&WV - Norfolk Southern	PA/WV/OH		112 miles	Oct-64	99	$915,000		$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494		1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500		310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900		310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800		310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117		9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111		$11,739,086

CEA (Cannabis) Property
JAB - Tam Lot 18	Crowley County, CO	2.11	12,996	Jul-19	20	201,810		1,075,000
JAB - Mav Lot 1	Crowley County, CO	5.20	16,416	Jul-19	20	294,046		1,594,582
Grassland - Mav 14	Crowley County, CO	5.54	26,940	Feb-20	20	354,461		1,908,400
Chronic - Sherman 6	Crowley County, CO	5.00	26,416	Feb-20	20	375,159		1,995,101
Sweet Dirt 495	York County, ME	3.06	35,600	May-20	20	919,849		4,917,134
Sweet Dirt 505	York County, ME	3.58	12,638	Sep-20	20	373,055		1,964,723
Fifth Ace - Tam Lot 7	Crowley County, CO	4.32	18,000	Sep-20	20	261,963		1,364,585
PSP - Tam 13/14	Crowley County, CO	4.46	33,744	Oct-20	20	-	[5]	3,062,300
Green Mile - Tam 19	Crowley County, CO	2.11	18,528	Dec-20	20	252,061		1,311,116
Grail Project - Tam 4/5	Crowley County, CO	4.41	27,988	Jan-21/ Jan-22	20	461,684	[6]	2,431,511
Apotheke - Tam 8	Crowley County, CO	4.31	21,548	Jan-21	20	341,953		1,813,893
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,113,018		7,685,000
Gas Station - Tam 3	Crowley County, CO	2.20	24,512	Mar-21	20	399,748		2,118,717
Cloud Nine - Tam 27/28	Crowley County, CO	4.00	38,440	Apr-21	20	552,588	[7]	2,947,905
Walsenburg Cannabis	Huerfano County, CO	35.00	102,800	May-21	20	729,007		3,876,600
Vinita Cannabis	Craig County, OK	9.35	40,000	Jun-21	20	502,561		2,650,000
JKL	Crowley County, CO	10.00	24,880	Jun-21	20	546,392		2,928,293
Marengo Cannabis	Marengo Township, MI	61.14	556,146	Sep-21	20	5,119,343	[8]	25,523,362
Golden Leaf Lane - Mav 5	Crowley County, CO	5.20	15,000	Nov-21	20	262,718		1,358,664

	CEA Total	171.84	1,089,592			$13,061,416		$72,526,886
Grand Total						$15,026,527		$93,415,972

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet assuming completion of approved construction.
[2] Not including renewal options.
[3] Rent represents annual straight line rent as of December 31, 2021.
[4] Gross Book Value represents total capital commitment which includes the initial purchase price (excluding closing costs) plus the budget of construction - the actual amount spent as of December 31, 2021 could differ from the total budget.
[5] Tenant has been evicted as of November 2021 - evaluating potential replacement tenants.
[6] Original tenant abandoned the property in December 2021 and we entered into a new lease with new tenant on January 1, 2022. The straight-line rent and gross book value are based on the new lease.
[7] Tenant received an eviction order in January 2022 and tenant is appealing - see legal proceedings.
[8] Tenant is pursuing cannabis licensing and approvals which is taking longer than expected, and accordingly, we have determined not to straight-line rent in 2021 until we have better visibility into the timing of commencing operations.

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

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust, that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant was required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis with $89,494 having been recorded during the year ended December 31, 2021. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

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

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenants have three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. With each such extension option are required to be undertaken by tenant under certain circumstances. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2021, PWRS recorded rental income of $803,117.

CEA Greenhouse Properties

In July 2019, PW CO CanRE JAB, LLC (“PW JAB”), one of our indirect subsidiaries, acquired two properties (the “JAB Properties”) in southern Colorado that have approximately 7.3 acres with 18,612 square feet of greenhouse cultivation and processing space. At the time of the acquisition, PW JAB entered into two cross-collateralized and cross-defaulted triple-net leases with JAB Industries Ltd. (doing business as Wildflower Farms) (the “JAB Tenant”) for the JAB Properties. The leases provide that the JAB Tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the JAB Tenant. The JAB Tenant intends to operate the JAB Properties as licensed medical cannabis cultivation and processing facilities. The rent for each of the leases is structured whereby after a six-month free-rent period, the rental payments provide the PW JAB a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return on invested capital, which will increase at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The JAB Tenant is an affiliate of a company that owns and operates two indoor cannabis cultivation facilities and five dispensary locations in the State of Colorado along with several other cannabis related projects under development. The leases require the JAB Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The leases prohibit the retail sale of the JAB Tenant’s cannabis and cannabis-infused products from the JAB Properties. The straight-line annual rent of approximately $331,000 represents an estimated yield of over 18% on Power REIT’s invested capital.

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

The Trust has established a depreciable life for the JAB Properties greenhouses of 20 years and has recognized depreciation expense of approximately $128,000 and $103,000 for the years ended December 31, 2021 and 2020, respectively.

On January 31, 2020, PW CO CanRe Mav 14, LLC (“PW Mav 14”), one of our indirect subsidiaries, acquired 5.54 acres of land in Colorado (the “Mav 14 Property”) with an existing greenhouse and processing facility totaling 9,300 square-feet for the cultivation of cannabis for $850,000. Concurrent with the closing, PW Mav 14 entered into a triple-net lease (the “Mav 14 Lease”) with its current tenant (the “Mav 14 Tenant”) who is responsible for paying all expenses related to the Mav 14 Property including maintenance expenses, insurances and taxes. As part of the transaction, PW Mav 14 agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the Mav 14 Tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the Mav 14 Property. Accordingly, the Trust’s total capital commitment was $1,908,400. The term of the Mav 14 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 14 Lease also has financial guarantees from affiliates of the Mav 14 Tenant. The Mav 14 Tenant intends to operate as a licensed medical cannabis cultivation and processing facility. The rent for the Mav 14 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 14 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Mav 14 Lease requires the Mav 14 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 14 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 14 Property. The straight-line annual rent of approximately $354,000 represents an estimated yield of over 18% on Power REIT’s invested capital. The construction on the project is complete and the property is currently operational.

The Trust has established a depreciable life for the PW Mav 14 Property greenhouse of 20 years and has recognized depreciation expense of approximately $88,000 and $33,000 for the years ended December 31, 2021 and 2020, respectively.

On February 20, 2020, PW CO CanRe Sherman 6, LLC (“PW Sherm 6”), one of our indirect subsidiaries, closed on the acquisition of 5.0 acres of vacant land in Colorado (the “Sherman 6 Property”) for $150,000. As part of the transaction, PW Sherm 6 agreed to fund the immediate construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the Sherman 6 Property for $1,693,800. Accordingly, Power REIT’s total capital commitment was $1,843,800. On February 1, 2020, PW Sherm 6 entered into a triple-net lease (the “Initial Sherman Lease”) with its tenant (the “Sherman 6 Tenant”) such that the Sherman 6 Tenant is responsible for paying all expenses related to the Sherman 6 Property including maintenance expenses, insurances and taxes. The term of the Initial Sherman Lease is 20 years and provides two options to extend for additional five-year periods. The Initial Sherman Lease also has financial guarantees from affiliates of the tenants. The tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Initial Sherman Lease is structured whereby after a nine-month deferred-rent period, the rental payments provide PW Sherm 6 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Initial Sherman Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Initial Sherman Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Sherman 6 Property. The straight-line annual rent of approximately $346,000 represents an estimated yield of over 18% on Power REIT’s invested capital.

On August 25, 2020, PW Sherm 6 entered into an agreement (as amended, the “Sherman Lease”) for the expansion of the Sherman 6 Property with the Sherman 6 Tenant. The expansion consists of approximately 2,520 square feet of additional greenhouse/headhouse space. The Sherman 6 Tenant was responsible for implementing the expansion and PW Sherm 6 will fund the cost of such expansion up to a total of $151,301, with any additional amounts funded by the Sherman 6 Tenant. Once completed, Power REIT’s total investment in the Sherman 6 Property was $1,995,101. As part of the agreement, PW Sherm 6 and the Sherman 6 Tenant have amended the Lease whereby after a nine-month period, the additional rental payments provide PW Sherm 6 with a full return of its original invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% rate per annum. The additional straight-line rent of approximately $29,000 represents an estimated yield of over 18% on Power REIT’s invested capital. The construction for the entire project is complete and the property is currently operational.

The Trust has established a depreciable life for the Sherm 6 Property greenhouse of 20 years and has recognized depreciation expense of approximately $92,000 and $200 for the years ended December 31, 2021 and 2020, respectively.

On March 19, 2020, PW CO CanRe Mav 5, LLC (“PW Mav 5”), one of our indirect subsidiaries purchased a 5.2 acre of vacant land in Colorado for $150,000 (the “Mav 5 Property”). As part of the acquisition, the Trust agreed to fund the immediate construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space for $868,125. Concurrent with the closing, PW Mav 5 entered into a triple-net lease (the “OCG Lease”) with Original Cannabis Growers (“OCG”) who was responsible for paying all expenses related to the property including maintenance expenses, insurances and taxes. On May 1, 2020, PW Mav 5, entered into a lease amendment with OCG providing $340,539 additional capital to fund a 5,040 square-foot greenhouse expansion. Accordingly, Power REIT’s total capital commitment was $1,358,664. The construction is complete and the property is currently operational.

Effective November 5, 2021, PW Mav 5 terminated the OCG Lease with OCG. OCG paid total rent, including a release of its security deposit as part of the termination, of $483,743 which represents 36% of Power REIT’s total investment of $1,358,664. Concurrent with the termination, PW Mav 5 entered into a new 20-year triple-net lease (the “Mav 5 Lease”) with its current tenant, Gold Leaf Lane LLC (“Mav 5 Tenant”). The term of the Mav 5 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 5 Lease also has financial guarantees from affiliates of the Mav 5 Tenant. The Mav 5 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Mav 5 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 5 a full return of original invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 5 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 5 Property. The straight-line annual rent of approximately $263,000 represents an estimated yield of over 18% on Power REIT’s invested capital.

The Trust has established a depreciable life for the Mav 5 Property greenhouse of 20 years and has recognized depreciation expense of approximately $52,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

On May 15, 2020, PW ME CanRe SD, LLC (“PW SD”), one of our indirect subsidiaries, acquired a 3.06-acre property in York County, Maine for $1,000,000 (the “495 Property”). The SD Property included a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that were both under active construction. Simultaneous with the acquisition, PW SD entered into a lease (the “SD Lease”) with an operator (“Sweet Dirt”). As part of the acquisition, PW SD reimbursed Sweet Dirt for $950,000 of the approximately $1.5 million Sweet Dirt has incurred related to the construction and agreed to fund up to approximately $2.97 million of costs to complete the construction. Accordingly, our total investment in the 495 Property was approximately $4.92 million which translated to approximately $138 per square foot for a state-of-the-art Controlled Environment Agriculture Greenhouse (“CEAG”). The rent for the Sweet Dirt Lease is structured whereby after a six-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return of invested capital. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. SD Lease is structured to provide straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. The SD Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. The construction on the 495 property is complete and is operational. In addition, we received an option to acquire an adjacent 3.58 vacant parcel (the “505 Property”) that was owned by Sweet Dirt for $400,000 which provided us the option to finance additional cultivation and processing space for Sweet Dirt.

On September 18, 2020, PW SD completed the acquisition of the 505 Property in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58-acre property purchased for $400,000 plus closing costs and is adjacent to the 495 Property. Concurrently with the closing of the acquisition of the 505 Property, PW SD and Sweet Dirt entered into an amendment to the SD Lease whereby after a nine-month deferred-rent period, the rental payments provide PW SD a full return of invested capital over the next three years. Thereafter, rent is structured to provide a 13.2% return based on invested capital with annual rent increases of 3% per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% returnon the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The amended SD Lease provides for a straight-line annual rent of approximately $373,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. As part of the transaction, the Trust agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1.56 million. Accordingly, the Trust’s total investment in the 505 Property is approximately $1.96 million and the building is substantially complete.

The Trust has established a depreciable life for the 495 Property greenhouses of 20 years and the processing facility of 39 years and has recognized depreciation expense of approximately $217,000 and $5,600 for the years ended December 31, 2021 and 2020 respectively.

On March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvements amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is effectively owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO.

On September 18, 2020, PW CO CanRE Tam 7, LLC (“Tam 7”), one of our indirect subsidiaries, acquired a 4.32-acre property in Crowley County, Colorado for $150,000 (the “Tam 7 Property”). As part of the transaction, Tam 7 agreed to fund the immediate construction of 18,000 square feet of greenhouse and processing space on the Tam 7 Property for approximately $1.22 million. Accordingly, the Trust’s total capital commitment was $1,364,585. Concurrent with the closing, Tam 7 entered into a triple-net lease (the “Tam 7 Lease”) with its current tenant (the “Tam 7 Tenant”) who is responsible for paying all expenses related to the Tam 7 Property including maintenance expenses, insurances and taxes. The term of the Tam 7 Lease is 20 years and provides two options to extend for additional five-year periods. The Tam 7 Lease also has financial guarantees from affiliates of the Tam 7 Tenant. The Tam 7 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 7 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide Tam 7 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 7 Lease requires the Tam 7 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations and prohibits the retail sale of cannabis and cannabis-infused products from the property. The additional straight-line annual rent of approximately $262,000 represents an estimated yield of over 18.5% on invested capital. The construction is complete and the property is currently operational.

The Trust has established a depreciable life for the Tam 7 Property greenhouse of 20 years and has recognized depreciation expense of approximately $11,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

On October 2, 2020, PW CO CanRE MF, LLC (“PW MF”), one of our indirect subsidiaries, acquired two properties in Crowley County, Colorado approved for cannabis cultivation for $150,000 (the “PW MF Properties”). One parcel is 2.37 acres, and the other parcel is 2.09 acres. As part of the transaction, the PW MF agreed to fund the immediate construction of 33,744 square feet of greenhouse and processing space on the PW MF Properties for $2,912,300. Accordingly, the Trust’s total capital commitment is approximately $3,062,000. On October 15, 2020, PW MF entered into a triple-net lease (the “PSP Lease”) with PSP Management LLC (“PSP”) who was responsible for paying all expenses related to the PW MF Properties including maintenance expenses, insurances and taxes. On September 8, 2021, PW MF filed an action to evict PSP from the PW MF Properties. The trial date was set for November 2, 2021 but on November 1, 2021, PSP agreed to turn over possession of the property and thus the hearing was cancelled. PW MF is seeing to mitigate its damages by working to complete the construction and find a replacement tenant for the PW MF Properties.

On December 4, 2020, PW CO CanRE Tam 19, LLC (“PW Tam 19”), one of our indirect subsidiaries, acquired a 2.11 parcel of land in Crowley County, Colorado approved for cannabis cultivation for $75,000 (the “PW Tam 19 Property”). As part of the transaction, PW Tam 19 agreed to fund the immediate construction of 18,528 square feet of greenhouse and processing space on the PW Tam 19 Property for $1,236,116. Accordingly, the Trust’s total capital commitment was approximately $1,311,000. Concurrent with the closing, PW Tam 19 entered into a triple-net lease (the “Tam19 Lease”) with Green Mile Cultivation, LLC (“Tam 19 Tenant”) who is responsible for paying all expenses related to PW Tam 19 Property including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provides two options to extend for additional five-year periods. The Tam 19 Lease has financial guarantees from affiliates of Tam 19 Tenant. The Tam 19 Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Tam 19 Lease is structured whereby after deferred-rent period, the rental payments provide PW Tam 19 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 19 Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Tam 19 Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW Tam 19 Property. The straight-line annual rent of approximately $252,000 represents an estimated yield of approximately 18.5% on Power REIT’s invested capital. The construction is complete and the property is currently operational.

The Trust has established a depreciable life for the Tam 19 Property greenhouse of 20 years and has recognized depreciation expense of approximately $28,000 and $0 for the years ended December 31, 2021 and 2020, respectively.

On January 4, 2021, PW CO CanRE Grail, LLC, (“PW Grail”), one of our indirect subsidiaries, acquired two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Tenant”) who was responsible for paying all expenses related to the Grail Properties including maintenance expenses, insurances and taxes. On February 23, 2021, we amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, PW Grail’s total capital commitment was approximately $2.4 million. On December 8, 2021, the Grail Tenant vacated the premises. Effective January 1, 2022, PW Grail entered into a new triple-net lease (the “Sandlot Lease”) with The Sandlot, LLC (“SL tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods. The Sandlot Lease also has financial guarantees from affiliates of the SL Tenant. The SL Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the SL Lease is structured whereby after a five-month deferred-rent period, the rental payments provide PW Grail a full return of original invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The SL Lease prohibits the retail sale of cannabis and cannabis-infused products from the Grail Properties. The straight-line annual rent of approximately $462,000 represents an estimated yield of over 19% on Power REIT’s invested capital.

On January 14, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with Dom F, LLC (“Dom F”) which will operate a cannabis cultivation facility. The lease requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Apotheke Property. The lease also has personal guarantees from the owners of Dom F. The Apotheke Lease is structured to provide an annual straight-line rent of approximately $342,000, representing an estimated yield on costs of over 18%. The construction on the property is almost complete.

On February 3, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”). The purchase price was $7.685 million and we paid for the .85 acre property with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. The Canndescent Lease recognized a lease intangible asset of $807,976 and a lease intangible liability of $178,651. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes. The rent for the Canndescent Lease is structured to provide straight-line annual rent of approximately $1,113,000.

The Trust has established a depreciable life for the Canndescent Property greenhouse cultivation facility of 37 years for building improvement and 14 years for site improvements and has recognized depreciation expense of approximately $174,000 for the year ended December 31, 2021. The Trust has established an amortization life of 4.5 years for the lease intangibles to be consistent with the remaining Canndescent Lease term and has recognized an amortization expense of approximately $163,000 and addition to revenue for the intangible lease liability of approximately $36,000 for the year ended December 31, 2021.

On March 12, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”) which will operate a cannabis cultivation facility. The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Gas Station’s Lease provides two, five-year renewal options. The rent for the Gas Station Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Gas Station Property. The lease also has personal guarantees from the owners of the Gas Station. The Gas Station Lease is structured to provide an annual straight-line rent of approximately $400,000, representing an estimated yield on costs of over 18%. The construction on the property is almost complete.

On April 20, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), we purchased two properties totaling 4.0 acres of vacant land (“Cloud Nine Property”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. Accordingly, PW Cloud Nine’s total capital commitment is approximately $2.95 million. Concurrent with the acquisition, PW Cloud Nine entered into a 20-year “triple-net” lease (the “Cloud Nine Lease”) with Cloud Nine LLC (“Cloud Nine”) which will operate a cannabis cultivation facility. The lease requires Cloud Nine to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Cloud Nine’s Lease provides two, five-year renewal options. The rent for the Cloud Nine Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Cloud Nine Property. The lease also has personal guarantees from the owners of the Cloud Nine. The Cloud Nine Lease is structured to provide an annual straight-line rent of approximately $553,000, representing an estimated yield on costs of over 18%. The construction on the property is almost complete. On January 15, 2022, PW Cloud Nine filed for the eviction of Cloud Nine for failure to pay rent when due. The Trust applied $83,275 of the $180,000 security deposit for rent due for the month of December 2021. The Trust applied the remaining balance of the security deposit towards rent due in the first quarter of 2022. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine. Cloud Nine has appealed the eviction ruling. The appeal is still pending as of the date of this filing.

On May 21, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), we purchased a 35-acre property that includes four greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for medical cannabis cultivation in Huerfano County, Colorado for $2.33 million plus acquisition costs. As part of the transaction, the Trust is funding approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. Accordingly, PW Walsenburg’s total capital commitment is approximately $3.9 million. Concurrent with the acquisition, PW Walsenburg entered into a 20-year “triple-net” lease (the “Walsenburg Lease”) with Walsenburg Cannabis LLC (“WC”) which will operate a cannabis cultivation facility. The lease requires WC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Walsenburg Lease provides two, five-year renewal options. The rent for the Walsenburg Lease is structured whereby after a sixth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Walsenburg Property. The lease also has personal guarantees from the owners of WC. The Walsenburg Lease is structured to provide an annual straight-line rent of approximately $729,000, representing an estimated yield on costs of over 18%. The project is almost complete but the property is currently operational. Effective January 1, 2022, PW Walsenburg amended the Walsenburg Lease to include the funding of additional processing space and equipment – see Subsequent events.

The Trust has established a depreciable life for the Walsenburg Property greenhouses of 20 years and has recognized depreciation expense of approximately $27,000 for the year ended December 31, 2021.

On June 11, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Vinita, LLC, (“PW Vinita”), we purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, OK for $2.1 million plus acquisition costs. As part of the transaction, the Trust, agreed to fund $550,000 to upgrade the facilities. Accordingly, PW Vinita’s total capital commitment is approximately $2.65 million. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease (the “Vinita Lease”) with VinCann LLC (“VC LLC”) which will operate a cannabis cultivation facility. The lease requires VC LLC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Vinita Lease provides two, five-year renewal options. The rent for the Vinita Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Oklahoma and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Vinita Property. The lease also has personal guarantees from the owners of VC LLC. The Vinita Lease is structured to provide an annual straight-line rent of approximately $503,000, representing an estimated yield on costs of over 18%. The project is almost complete, but the property is currently operational.

The Trust has established a depreciable life for the Vinita Property facilities of 20 years and has recognized depreciation expense of approximately $50,000 for the year ended December 31, 2021.

On June 18, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), we purchased a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in Ordway, Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 12,000 square feet of greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. Concurrent with the acquisition, PW JKL entered into a 20-year “triple-net” lease (the “JKL Lease”) with JKL2 Inc. (“JKL”) which will operate a cannabis cultivation facility. The lease requires JKL to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the JKL Lease provides two, five-year renewal options. The rent for the JKL Lease is structured whereby after an eighth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the JKL Property. The lease also has personal guarantees from the owners of JKL. The JKL Lease is structured to provide an annual straight-line rent of approximately $546,000, representing an estimated yield on costs of over 18%. The project is currently under construction is targeted for completion by the second quarter of 2022.

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

On November 2, 2021, PW Marengo amended the lease (“Marengo Amended Lease”) with MC, making an additional $4.1 million available to fund additional improvements to the existing greenhouse cultivation facility on the same economic terms as the original lease. Accordingly, the Trust’s total capital commitment is approximately $25.6 million plus acquisition costs. As part of the agreement, after a nine-month period, the additional rental payments provide PW Marengo with a full return of its original invested capital over the next three years and thereafter, provide a 14.7% return increasing 3% rate per annum. The additional straight-line rent of approximately $833,000 represents an estimated yield of over 20% on Power REIT’s invested capital. The project is currently under construction and should be completed by August 2022. As of December 31, 2021 the total construction in progress that was funded by Power REIT is approximately $2.0 million.

As of December 31, 2021, the tenant is still pursuing cannabis licensing and approvals which is taking longer than expected. The Trust has determined to not recognize rental revenue on a straight-line basis until it has better visibility on the timing of commencing operations. At that time, the Trust will re-evaluate straight-lining rental income over the life of the lease.

The Trust’s revenue is highly concentrated. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from rents collected from four tenants, two occupying CEA properties, the railroad tenant and a solar farm tenant. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railroad and Regulus Solar, LLC which represent 15%, 12%, 11% and 10% of consolidated revenue respectively.

Item 3. Legal Proceedings

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

On August 11, 2021, our wholly owned subsidiary, PW CO CanRe MF LLC (“CanRe MF”), filed a breach of contract claim against PSP Management LLC (“PSP”) which is our tenant at a property (the “MF Property”) owned by CanRe MF in Ordway, CO pursuant to a lease (the “MF Lease”). CanRe MF also named a principal owner individually as guarantor of the MF Lease in the litigation. PSP has not completed the construction of the MF Property as required by the MF Lease. CanRE MF is seeking damages related to cost over-runs and failure to pay rent as well as costs of collection and interest. PSP has failed to pay rent due in the amount of $87,841 per month since July 2021.

On September 8, 2021, CanRe MF filed an action to evict PSP from the MF Property in the Colorado District Court, Crowley County. The trial date was set for November 2, 2021, but on November 1, 2021, PSP agreed to turn over possession of the property and thus the hearing was cancelled. CanRe MF is seeking to mitigate its damages by completing the construction and finding a replacement tenant for the MF Property.

On January 15, 2022, PW Cloud Nine filed for the eviction of Cloud Nine in the Colorado District Court, Crowley County for failure to pay rent when due. On February 11, 2022 the Court granted a Writ of Restitution for the eviction of Cloud Nine. Cloud Nine has appealed the eviction ruling. The appeal is still pending as of the date of this filing.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market and Historical Prices

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW” and our shares of Series A Preferred Stock are listed for trading on the NYSE American under the symbol “PW. A”. As of March 31, 2021, there were approximately 392 registered holders of registrant’s common shares.

Registrar, Transfer Agent and Disbursing Agent

The transfer agent and registrar for our common shares is Broadridge Corporate Issuer Solutions, Inc.

The registrar, transfer agent and disbursing agent for dividends and other distributions in respect of our Series A Preferred Stock is Broadridge Corporate Issuer Solutions, Inc.

Stock Issued for Cash

During the twelve months ended December 31, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $165,075 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC (“ROH”) which participated in the rights offering and acquired 132,074. On December 31, 2021, ROH distributed 116,617 shares to investors in ROH and currently owns 15,458 shares. HBP is the Managing Member of PW RO Holdings 2 LLC (“ROH2”) which participated in the rights offering and acquired 155,000 shares. On October 8, 2021, ROH2 distributed 136,344 shares to an investor in ROH2 and currently owns 18,656 shares. HBP is the Managing Member of PW RO Holdings 3 LLC (“ROH3”) which participated in the rights offering and acquired 123,020 shares. On December 17, 2021, ROH3 distributed 108,610 shares to investors in ROH3 and currently owns 14,410 shares. HBP became a Co-Managing Member of 13310 LMR2A (“13310”) which participated in the rights offering and acquired 68,679 shares.

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

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. As of December 31, 2020, our last tax return completed to date, we have a net operating loss of $22.7 million which reduces our taxable net income, thereby reducing the amount we are required to distribute to our shareholders as dividends, until such Net Operating Losses are exhausted.

The timing and frequency of our distributions are authorized and declared by our Board of Trustees based upon a number of factors, including:

●	our funds from operations;
●	our debt service requirements;
●	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;
●	tax loss carryforwards
●	requirements of Maryland law;
●	our overall financial condition; and
●	other factors deemed relevant by our Board of Trustees.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2021.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2021 other than the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock on February 3, 2021, as part of the closing for the Canndescent acquisition that were disclosed in Power REIT’s Current report on Form 8-K filed with the SEC on February 4, 2021. The shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof. The entities receiving the shares represented that they each were an “accredited investor,” as defined in Regulation D, and were acquiring the securities described herein for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards.

The following table provides information regarding our equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)
Equity compensation plans approved by security holders	0		n/a	213,017
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	0	(1)	n/a	213,017

(1) On December 31, 2021, 45,128 Power REIT shares were issued as a result of a net exercise transaction connected to the 106,000 options (strike price of $7.96) that were granted to an Executive Officer and three Trustees in 2012. As of December 31, 2021, there are no options outstanding related to Power REIT’s Equity Incentive Plans.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Trust as of and for the years ended December 31, 2021 and December 31, 2020.

Overview

We are an internally managed real estate investment trust (“REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States. In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which use dramatically less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. To date, all of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. We continue to explore greenhouse transactions for the cultivation of other plants and food crops. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

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

During 2021, we acquired nine greenhouse properties in Colorado, Oklahoma, California and Michigan totaling approximately 873,000 square feet of cultivation/processing space representing a total capital commitment of approximately $51.9 million (consisting of purchase price and development costs but excluding transaction costs).

As of December 31, 2021, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 172 acres of land with 1,090,000 square feet of greenhouse/processing space for medical cannabis cultivation. We are actively seeking to grow our portfolio of real estate related to CEA for food and cannabis cultivation.

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be housed on the Tam 7 Property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years and rent is structured whereby after a six-month free rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 42nd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital will increase at a 3% rate per annum on the starting date of the start of year seven. The amendment to the lease is structured to provide an annual straight-line rent of approximately $120,000, representing an estimated yield on cost of over 19%.

Effective January 1, 2022, PW Grail entered into a new triple-net lease (the “Sandlot Lease”) with a new tenant, The Sandlot, LLC (“SL tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods. The Sandlot Lease also has financial guarantees from affiliates of the SL Tenant. The SL Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Sandlot Lease is structured whereby after a five-month deferred-rent period, the rental payments provide PW Grail a full return of original invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Sandlot Lease prohibits the retail sale of cannabis and cannabis-infused products from the Grail Properties. The straight-line annual rent of approximately $462,000 represents an estimated yield of over 19%.

Results of Operations

Acquisitions of CEA real estate drove 137% growth in net income and 44% core FFO per share growth in 2021 when compared to 2020.

Results of Operations for the Year ended December 31, 2021 as compared to the year ended December 31, 2020

Our total revenue for the fiscal years 2021 and 2020 was $8,457,914 and $4,272,709 respectively. Net income attributed to common shares for the fiscal year 2021 was $4,491,656 compared to $1,891,644 for 2020. The difference between our 2021 and 2020 consolidated results was principally attributable to the following: an increase in rental income of $4,252,039, primarily resulting from new leases entered into with respect to newly acquired properties, a decrease in other income of $66,834, an increase in general and administrative costs of $353,045, an increase in depreciation expense of $725,311, and decrease in interest expense of $26,757.

Our expenses, other than dividend payments on our Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs. We further expect that our G&A expenses will continue to increase in 2022 and beyond as it further implements its business plan.

During 2021, as a result of Power REIT’s acquisition strategy, the contribution to its consolidated revenues related to CEA related real estate has increased as a percentage of our total consolidated revenue. For the fiscal year ended 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 15%, 12%, 11% and 10% of consolidated revenue respectively. During the twelve months ended December 31, 2020, Power REIT collected approximately 68% of its consolidated revenue from four properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC, NorthEast Kind Assets, LLC (“Sweet Dirt”) and JAB Industries, Ltd. which represented approximately 21%, 19%, 16% and 12% of consolidated revenue respectively.

Liquidity and Capital Resources

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which may be secured by liens on assets.

During 2021, we raised gross proceeds of approximately $36.7 million in proceeds from a non-dilutive Rights Offering of our common shares and entered into a debt financing agreement, as described below:

●	On February 5, 2021, we closed our Rights Offering and raised gross proceeds of $36,659,941 by issuing 1,383,394 common shares at the subscription price of $26.50, pursuant to the exercise of rights issued to the holders of our common shares of record on December 28, 2020.

●	On December 21, 2021, we entered into a Debt Facility (the “Debt Facility”) with initial availability of $20 million. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52%. As of December 31, 2021, no funds were drawn against this Debt Facility.

Power REIT is currently focused on non-dilutive capital sources, such as debt and the potential to issue additional preferred stock, in order to fund property improvements for our existing portfolio as well as additional acquisitions.

Cash Flows

Our cash and cash equivalents totaled $3,171,301 as of December 31, 2021, a decrease of $2,430,525 from December 31, 2020. During the year ended December 31, 2021, the primary use of cash was for working capital requirements and investment activities that included $30,865,493 paid for land and cultivation facilities and $11,231,797 paid for construction in progress for cultivation facilities.

During the year ended December 31, 2021, our net cash generated by operating activities was $8,000,559. During the year ended December 31, 2020, the Trust’s net cash generated by operating activities was $2,956,886. The difference was due to the increase in net income generated by the new leases we entered into in 2021.

During the year ended December 31, 2021, our net cash used in investing activities was $42,097,290. During the year ended December 31, 2020, the Trust’s net cash used in investing activities was $12,319,494. The difference was due to the increased number of acquisitions the Trust acquired in 2021.

During the year ended December 31, 2021, our net cash generated in financing activities was $31,666,206 which included $36,494,866 of proceeds from the issuance of common shares in 2021, payments on a net option exercise of common stock of $3,265,723, payments on long-term debt of $635,103, payment of debt issuance costs of $275,000 and payments for dividend payments to the holders of our Series A Preferred Stock of $652,834. During the year ended December 31, 2020, the Trust’s net cash used in financing activities was $878,070.

With the cash available as of December 31, 2021 coupled with availability on the Debt Facility, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds received from borrowings, which may be secured by liens on assets. Based on our leases in place as of December 31, 2021, we anticipate generating approximately $14,500,000 in cash rent over the next twelve months. At December 31, 2021, we owed debt in the principal amount of $23,775,083, which has debt service due of $675,370 over the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

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

Borrowings

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2021 was approximately $64,000.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2021 was approximately $521,000 (net of approximately $4,100 of capitalized debt costs).

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The balance of the PWRS Bonds as of December 31, 2021 was approximately $7,803,000 (net of approximately $280,000 of capitalized debt costs).

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of December 31, 2021 was $14,809,000 (net of approximately $293,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.0 to 1.0 must be maintained. Debt issuance expenses of $275,000 were capitalized at the origination of the loan and amortization of $997 has been recognized during the year ended December 31, 2021. As of December 31, 2021, no funds have been drawn against this Debt Facility. On March 22, 2022, $2,500,000 was drawn against this Debt Facility.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2021 is as follows:

Total Debt

2022	675,370
2023	1,168,827
2024	715,777
2025	755,634
2026	797,628
Thereafter	19,661,847
Long term debt	$23,775,083

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

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements. We believe that our revenue recognition policies meet these criteria. These policies are as follows:

Revenue Recognition

●	Railroad Lease. The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

●	Operating lease with rent escalation. Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in our consolidated financial statements.

●	Operating lease without rent escalation. Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Real Estate Assets and Depreciation of Investment to Real Estate

●	The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocate the purchase price on a relative fair value basis.

●	In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible assets acquired.

●	The Trust allocates the purchase price of acquired real estate to various components as follows:

○	Land – Based on actual purchase if acquired as raw land. When property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land.

○	Improvements – When a property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land. We also evaluate the improvements in terms of replacement cost and condition to confirm that the valuation assigned to improvements is reasonable. Depreciation is calculated on a straight-line method over the useful life of the improvements.

○

Lease Intangibles – The trust recognized lease intangibles when there’s existing lease assumed with the property acquisitions. In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market or below-market lease intangibles are amortized as a reduction of, or an addition to, rental income over the estimated remaining term of the respective leases.

Intangible assets related to leasing costs consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent associated with each lease by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. Leasing costs are amortized over the remaining useful life of the respective leases.

○	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement. The value of CIP is based on actual costs incurred.

For further information, see Note 2 to the consolidated financial statements appearing following Item 16 of this document, which is incorporated herein by reference.

Funds From Operations – Non-GAAP Financial Measures

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which management believes is a useful indicator of our operating performance. This Annual Report contains supplemental financial measures that are not calculated pursuant to U.S. GAAP, including the measure identified by us as Core FFO. The following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure. Core FFO is a non-GAAP financial measure and should not be substituted for net income.

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

CORE FUNDS FROM OPERATIONS (FFO)

	The Year Ended December 31,
	2021	2020
Revenue	$8,457,914	$4,272,709

Net Income	$5,144,490	$2,171,874
Stock-Based Compensation	382,328	255,611
Interest Expense - Amortization of Debt Costs	35,106	34,110
Amortization of Intangible Lease Asset	399,733	237,140
Amortization of Intangible Lease Liability	(35,951)	-
Depreciation on Land Improvements	867,031	141,720
Core FFO Available to Preferred and Common Stock	6,792,737	2,840,455

Preferred Stock Dividends	(652,834)	(280,230)

Core FFO Available to Common Shares	$6,139,903	$2,560,225

Weighted Average Shares Outstanding (basic)	3,178,215	1,910,898

Core FFO per Common Share	1.93	1.34

Growth Rates:
Revenue	98%
Net Income	137%
Core FFO Available to Common Shareholders	140%
Core FFO per Common Share	44%

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2021 were effective. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of the Trust’s financial affairs.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no material changes in our internal control during the quarter ended December 31, 2021 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of December 31, 2021. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee Since	Trust Position

David H. Lesser	56	2009*	Chairman of Board of Trustee, Chief Executive Officer, Chief Financial Officer, Secretary
Susan P. Hollander	53	2020	Chief Accounting Officer
Virgil E. Wenger	91	1991*	Trustee Chairman of Audit Committee Member of Special Committee – Related Party Transactions
William S. Susman	58	2010*	Trustee Chairman of Compensation Committee Chairman of Nominating Committee Member of Special Committee – Related Party Transactions
Patrick R. Haynes, III	38	2011*	Trustee Member of Nominating Committee Member of Compensation Committee Member of Special Committee – Related Party Transactions
Dionisio J. D’Aguilar	57	2022	Trustee Member of Nominating Committee Member of Audit Committee Member of Special Committee – Related Party Transactions

* Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

David H. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Since October 2013, Mr. Lesser has served as Chairman, CEO and CFO of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company (ticker: MILC). Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC a sponsor of investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Trustee of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group.

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

Susan P. Hollander is the Chief Accounting Officer of Power REIT and is responsible for strategic accounting, compliance and financial functions including SEC and statutory filings. She has been working with our CEO, David Lesser, since 2017 as Controller for Intelligen Power Systems, Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company and IntelliStay Hospitality Management, LLC, and is increasingly focusing her efforts on Power REIT. Prior to that Ms. Hollander was Controller at Boston Provident, LP, a long-short, multi asset hedge fund specializing in the financial services industry for over 22 years where she focused primarily on financial reporting, trading operations, fund accounting and performance reporting. Ms. Hollander has more than 30 years of accounting, finance and tax experience, primarily within the financial services/real estate industry. In addition, Ms. Hollander has public company reporting expertise. Ms. Hollander graduated from Binghamton University, State University of New York with a Bachelor of Science in Economics.

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

Mr. Wenger has been a Trustee and Power REIT’s Audit Committee Chairman since December 2011. Mr. Wenger has been a Trustee of P&WV from 1991 to the present and was P&WV’s Audit Committee Chairman from 2005 to December 2011. Mr. Wenger has been a member of the Special Committee – Related Party Transaction since March 2022.

We believe that Mr. Wenger’s many years of experience at Ernst & Young LLP, significant financial expertise and leadership as Chairman of the Audit Committee provide significant benefits to the Trust.

William S. Susman has over 30 years of investment banking experience, including significant experience in the transportation and railroad industry. As the former head of Merrill Lynch’s Transportation and Consumer Group, Mr. Susman advised numerous railroad clients, including Burlington Northern, CSX, Kansas City Southern, Norfolk Southern Railways, TMM and Union Pacific. Mr. Susman is currently founder and CEO of a boutique investment advisory firm, Threadstone Advisors and has held such position since since 2011. Prior to founding Threadstone Advisors, he was President of Financo, an investment bank focused on retail and consumer goods, where he worked from 2004-2011. Mr. Susman began his investment banking career at Salomon Brothers, in their transportation group. Mr. Susman sits on the boards of two private companies: Preferred Fragrances and Jonathan Adler Enterprises. Mr. Susman is a graduate of the University of Michigan, with a B.S. in Business Administration and a Masters from the Kellogg Graduate School of Management at Northwestern University.

Mr. Susman has been a Trustee and Power REIT’s Compensation Committee Chairman since December 2011 and has been a member of the Nominating Committee since August 2012 and in March 2022 was nominated to Chair of the Nominating Committee. Mr. Susman has been a trustee of P&WV from May 2011 to the present and was P&WV’s Compensation Committee Chairperson from August 2011 to December 2011. Mr. Susman has been a member of the Special Committee – Related Party Transaction since March 2022.

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

Mr. Haynes has been a Trustee and a member of Power REIT’s Compensation Committee since December 2011 and a Member of the Nominating Committee since August 2012. Mr. Haynes has been a trustee of P&WV from May 2011 to the present and was a member of P&WV’s Compensation Committee from August 2011 to December 2011 and a member of P&WV’s Audit Committee from 2010 to December 2011. Mr. Haynes has been a member of the of the Special Committee – Related Party Transaction since March 2022.

We believe that Mr. Haynes’ experience and contacts in real estate and his experience in transaction structuring and private equity provide significant benefits to the Trust.

Dionisio J. D’Aguilar has more than 30 years of accounting, finance, and government experience. From March 1993 through May 2017 and from September 2021 to present, Mr. D’Aguilar served as the President and CEO of Superwash Limited, which is the largest chain of self-service laundries in the Bahamas. From May 2017 through September 2021, Mr. D’Aguilar, having been elected to the Bahamian Parliament, served in the Cabinet of The Government of The Bahamas as the Minister of Tourism and Aviation. Mr. D’Aguilar also served as President of The Bahamas Chamber of Commerce from 2007 – 2009 and the Honorary Consul for the Kingdom of The Netherlands in The Bahamas from June 2009 to May 2017. Mr. D’Aguilar has significant board experience having served as Chairman of the Board of AML Foods Limited from 2009 – 2017, Chairman of the Board of Insurance Company of the Bahamas from 2008 – 2017, Director of J.S. Johnson Insurance Agents & Brokers from 2008 – 2017, Director of Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company from 2013 – 2017, and Director of Bahamar from 2011 – 2015. Mr. D’Aguilar qualified as a Certified Public Accountant (CPA) in the State of New York during his time at KPMG US. Mr. D’Aguilar holds both a Bachelor of Science (Hotel Administration) and a Master of Business Administration (M.B.A.) from Cornell University.

Mr. D’Aguilar has been a Trustee and member of the Nominating Committee, Audit Committee and Special Committee – Related Party Transaction since March 2022.

We believe that Mr. D’Aguilar’s prior board experience and financial and accounting knowledge experience and contacts provide significant benefits to the Trust.

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

Risk Oversight; Investments

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

Leadership Structure

Our Chief Executive Officer serves as our Chairman of the Board of Trustees. Our Board does not have a lead independent trustee. Our Board has determined its leadership structure is appropriate and effective given the size of our company and our stage of development.

Board Committees

Our Board of Trustees has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each of the three committees consists solely of independent trustees in accordance with the NYSE American Company Guide.

Audit Committee

Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide: Virgil E. Wenger and Dionisio D’Aguilar. Mr. Wenger serves as chairman of the Audit Committee. The Board of Trustees has determined that Mr. Wenger and Mr. D’Aguilar meet the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

During 2021, the Audit Committee on four occasions, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com

Compensation Committee

During 2021, our Compensation Committee consisted of two independent trustees: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

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

During 2021, the Compensation Committee on two occasions, after conferring individually or via writing, took action by written consent. All of the Compensation Committee members were in attendance at the meeting. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

The Nominating Committee is chaired by William S. Susman with Dionisio D’Aguilar and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee met one time in 2021.

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

Special Committee – Related Party Transactions

The Special Committee – Related Party Transactions (“the Special Committee”) was formed with William Susman, Patrick R. Haynes, III, Virgil E. Wenger, and Dionisio J. Aguilar serving as members. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees. The Special Committee was established on March 11, 2022 and thus did not meet during 2021.

Code of Business Conduct and Ethics

The Trust has a Code of Business Conduct and Ethics, with which all officers and trustees must comply. A copy of the code may be viewed on our website at www.pwreit.com, and printed copies may be requested, without charge, by writing to us at 301 Winding Road, Old Bethpage, NY 11804, Attention: Investor Relations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and, in our case, the NYSE American. Executive officers, trustees and greater than 10% shareholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of such copies, we believe that our current executive officers, trustees and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2021 except for the following: one late Form 4 filing by Virgil Wenger with respect to two open market stock purchases.

Item 11. Executive Compensation

Trustee Compensation

Compensation of our independent trustees for the fiscal year ending December 31, 2021, is listed in the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards(1)(3)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Virgil E. Wenger	$-	$22,308	$-	$-	$-	$-	$22,308
William S. Susman	$-	$22,308	$-	$-	$-	$-	$22,308
Patrick R Haynes, III	$-	$22,308	$-	$-	$-	$-	$22,308
Paula Poskon(2)	$-	$22,308	$-	$-	$-	$-	$22,308

(1)	For all stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718.
(2)	Resigned as a Trustee, effective March 22, 2022.
(3)	The table shows the aggregate number of option and stock awards outstanding at December 31, 2021 for each of our independent trustees.

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2021 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Unvested Shares Subject to Outstanding Stock Awards

Virgil E. Wenger(1)	0	300
William S. Susman(1)	0	300
Patrick R Haynes, III(1)	0	300
Paula Poskon(2)	0	300

(1) On December 31, 2021, 2,788 Power REIT shares were issued as a result of a net exercise transaction connected to the 6,000 options (strike price of $7.96) that were granted in 2012. As of December 31, 2021, there were no options outstanding.

(2) Resigned as a Trustee on March 22, 2022.

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our principal executive officer and principal accounting officer for the last two fiscal years ending December 31 is set forth in the table below:

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

David H. Lesser, Chairman, CEO and CFO	2020	$-	$-	$336,400	$-	$-	$336,400

David H. Lesser, Chairman, CEO and CFO	2021	$-	$-	$743,600	$-	$-	$743,600

The following table sets forth outstanding option equity and restricted stock awards granted to the Trust’s principal executive officer and principal accounting officer as of December 31, 2021:

Outstanding Equity Awards at Fiscal Year End

Option Awards				Stock Awards
Name	Number of shares underlying unexercised options (exercisable)	Number of shares underlying unexercised options (unexercisable)	Option exercise price ($)	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested (1)
David H. Lesser, Chairman and CEO(2)	-	-	$-	n/a	29,444	$711,144

(1) Based on stock price as of the date of the grant.

(2) On December 31, 2021, 42,340 Power REIT shares were issued as a result of a net exercise transaction connected to the 100,000 options (strike price of $7.96) that were granted in 2012. As of December 31, 2021, there are no options outstanding.

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

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants during 2021. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of March 31, 2022, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,367,561 shares of our Common Shares outstanding as of March 31, 2022.

	Owned at March 31, 2022
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Executive Officers
David H. Lesser (1)	587,760	17.45%
Susan H. Hollander	2,300	*
Virgil E. Wenger	9,719	*
William S. Susman	6,547	*
Patrick R. Haynes, III(2)	19,626	*
Dionisio D’Aguilar	-	-
All trustees and executive officers as a group	625,952	18.59%

* Less than 1%

(1) Mr. Lesser beneficially owns (i) 587,760 shares of common shares, which includes: (a) 470,557 shares owned directly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“13310”), for which Mr. Lesser acts as the Co-Managing Member, (c) 15,458 shares of common shares owned indirectly through PW RO Holdings LLC (“ROH”) for which Mr. Lesser is the Managing Member, (d) 18,656 shares of common shares owned indirectly through PW RO Holdings 2 LLC (“ROH2”) for which Mr. Lesser acts as the Managing Member, and (e) 14,410 shares of common shares owned indirectly through PW RO Holdings 3 LLC (“ROH3”) for which Mr. Lesser acts as Managing member. The address for each of Mr. Lesser, LMR2A, PW Holdings, PW 2 Holdings, PW 3 Holdings is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Does not include 68,335 shares of common shares owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Mr. Haynes beneficially owns (i) 19,626 shares of common shares, which includes: (a) 8,119 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member.

Changes in Control

None

Equity Compensation Plan Information

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “related Party Transactions” since January 1, 2020.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid each month has increased over time with the Board of Trustees approval and effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. During the quarter ended March 31, 2021, with the Board of Trustee’s approval, a special one-time payment of $15,000 was made to cover the time allocated to the processing of the Rights Offering. A total of $60,000 was paid pursuant to this arrangement during the year ended December 31, 2021 compared to $25,500 paid during the year ended December 31, 2020.

Power REIT has entered into a synergistic relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries, established cannabis cultivation projects in Colorado, Oklahoma, and Michigan and are the tenants associated with the May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions as mentioned in Note 4 of the Notes to the Consolidated Financial Statements. Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. Total rental income recognized for the twelve months ended December 31, 2021 from the affiliated tenants in Colorado, Oklahoma and Michigan was $444,614, $277,512 and $0 respectively. During the year ended December 31, 2021, the Trust paid Mr. Jared Schrader a total of $86,191 for consulting services related to these acquisitions.

Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC (“ROH”) which participated in the rights offering and acquired 132,074. On December 31, 2021, ROH distributed 116,616 shares to investors in ROH and currently owns 15,458 shares. HBP is the Managing Member of PW RO Holdings 2 LLC (“ROH2”) which participated in the rights offering and acquired 155,000 shares. On October 8, 2021, ROH2 distributed 136,344 shares to an investor in ROH2 and currently owns 18,656 shares. HBP is the Managing Member of PW RO Holdings 3 LLC (“ROH3”) which participated in the rights offering and acquired 123,020 shares. On December 17, 2021, ROH3 distributed 108,611 shares to an investor in ROH3 and currently owns 14,409 shares. HBP became Co-Managing Member of 13310 LMR2A (“13310”) which participated in the rights offering and acquired 68,679 shares.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest; provided however, that in the case of a material financial interest, the transaction shall be disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the conditions and terms of the payment to an affiliate of HBP for accounting and administrative support, the independent trustees approved the agreement with the affiliate of HBP described above, finding the aforementioned arrangements to be fair and reasonable and in the interest of the Trust.

Review, Approval or Ratification of Transactions with Related Persons

The Special Committee – Related Party Transactions was formed for the purpose of approving all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees.

Independence of Board of Trustees

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

The Trust’s Board of Trustees undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our trust that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Trustees has determined that all of our current Trustees, except Mr. Lesser, due to his position as Chief Executive Officer of our trust, is “independent” as that term is defined under the rules of the NYSE American. As a result, are deemed to be “independent” as that term is defined under the rules of the NYSE American.

In making these determinations, the Board of Trustees considered the current and prior relationships that each non-employee director has with our trust and all other facts and circumstances the Board of Trustees deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee Trustee.

Item 14. Principal Accounting Fees and Services

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. MaloneBailey, LLP billed the Trust $130,500 and $71,000 for professional services in the years ended 2021 and 2020, respectively, related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Audit Related Fees

The Trust paid a total of $10,000 to MaloneBailey LLP, during 2021 for an audit on the Canndescent asset acquired.

Tax Fees

The Trust has engaged Malone Bailey, LLP to prepare its 2020 tax return. The trust paid Malone Bailey, LLP $6,000 in 2021 for professional services rendered.

Other Fees

No other fees were paid for 2021 or 2020.

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

All of the engagements for services rendered in 2021 by the Trust’s independent auditors were pre-approved by the Audit Committee.

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

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrants Form 8-A12B (File No. 001-36312) filed with the Commission as of February 11, 2014.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-36312) filed with the Securities and Exchange Commission as of March 24, 2021.

4.2†	Power REIT 2020 Equity Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36312) filed with the Commission on May 29, 2020.

4.3	Instructions as to use of Power REIT Rights Certificates, incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-11 (File No. 333-251276) filed by the Registrant with the Commission on December 11, 2020, as amended on December 23, 2020.

4.4	Rights Certificate/Rights Subscription Agreement, incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-11 (File No. 333-251276) filed by the Registrant with the Commission on December 11, 2020, as amended on December 23, 2020.

4.5	Shareholder Letter, incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-11 (File No. 333-251276) filed by the Registrant with the Commission on December 11, 2020, as amended on December 23, 2020.

4.6	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.3	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.4	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.5	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.6	At Market Issuance Sales Agreement between Power REIT and MLV & Co. LLC, dated March 28, 2013, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.7	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of July 15, 2019.

10.8	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC) dated December 1, 2011 incorporated herein by reference to Exhibit 10.5 to the annual report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.9	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC dated December 31, 2012, incorporated herein by reference to such Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.10	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.11	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.12	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC dated March 26, 2013, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.13	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.14	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC dated March 11, 2013, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.15	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.16	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.17	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.18	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.19	Lease Agreement related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 20, 2020.

10.20	Lease Amendment Related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.21	Lease Agreement Related to Sweet Dirt, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.22

Lease Amendment related to Sweet Dirt, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.23	Lease Amendment related to Sherman 6, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.24	Lease Agreement with Fifth Ace, LLC, incorporated herein by reference to Exhibit 10.1 to such exhibit to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 21, 2020.

10.25	Lease Agreement with PSP Management LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of October 16, 2020.

10.26	Lease Agreement with Green Mile Cultivation LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of December 7, 2020.

10.27	Form of Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.28	Lease Agreement with The Grail Project LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

10.29	Lease Agreement with DOM F LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.30

Lease Agreement with Fiore Management, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

10.31

Lease Amendment related to The Grail Project, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

10.32

Lease Agreement with The Gas Station, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

10.33

Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

10.34	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

10.35	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

10.36	Lease Agreement related to JKL2 LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 21, 2021.

10.37	Lease Agreement related to Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on September 9, 2021.

10.38	Lease Amendment related to Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 4, 2021.

10.39	Lease Amendment related to Golden Leaf Lane LLC, incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 8, 2021.

10.40*	Second Lease Amendment related to Sweet Dirt, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 21, 2022.

10.41*	Loan Agreement between PW CanRE Holdings LLC and Lender dated December 21, 2021 filed herewith.

10.42*	Purchase Agreement between M.Shapiro Management Company, LLC as Court Appointed Receiver and Power REIT dated May 10, 2021 filed herewith.

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 31, 2022

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

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	March 31, 2022
David H. Lesser	CFO, Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 31, 2022
Susan Hollander

/s/ Virgil E. Wenger	Trustee	March 31, 2022
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 31, 2022
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 31, 2022
Patrick R. Haynes, III

/s/ Dionisio D’Aguilar	Trustee	March 31, 2022
Dionisio D’Aguilar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 31, 2022

POWER REIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Land	$10,418,232	$8,333,040
Greenhouse cultivation and processing facilities, net of accumulated depreciation	42,587,727	10,305,979
Greenhouse cultivation and processing facilities - construction in progress	13,318,883	$2,087,086
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	75,474,842	29,876,105

Cash and cash equivalents	3,171,301	5,601,826
Prepaid expenses and deposits	493,196	89,345
Intangible lease asset, net of accumulated amortization	3,760,556	3,352,313
Deferred debt issuance cost, net of amortization	274,003	-
Deferred rent receivable	2,094,292	1,602,655
Other assets	50,000	16,975
TOTAL ASSETS	$85,318,190	$40,539,219

LIABILITIES AND EQUITY
Accounts payable	$79,371	$83,562
Accrued interest	76,600	80,579
Deferred rent liability	861,916	123,966
Tenant security deposits	2,612,206	1,137,481
Prepaid rent	37,161	105,331
Intangible lease liability, net of accumulated amortization	142,700	-
Current portion of long-term debt, net of unamortized discount	641,238	605,272
Long-term debt, net of unamortized discount	22,555,911	23,192,871
TOTAL LIABILITIES	27,007,103	25,329,062

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 and 144,636 issued and outstanding as of December 31, 2021 and December 31, 2020)	8,489,952	3,492,149

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,367,561 shares issued and outstanding at December 31, 2021 and 1,916,139 shares issued and outstanding at December 31, 2020)	3,367	1,916
Additional paid-in capital	45,687,074	12,077,054
Retained earnings (accumulated deficit)	4,130,694	(360,962)
Total Equity	49,821,135	11,718,008

TOTAL LIABILITIES AND EQUITY	$85,318,190	$40,539,219

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2021	2020
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	6,813,237	3,283,324
Rental income - related parties	722,126	-
Other income	7,551	74,385
TOTAL REVENUE	8,457,914	4,272,709

EXPENSES
Amortization of intangible assets	399,733	237,140
General and administrative	880,863	527,818
Property taxes	25,912	27,515
Depreciation expense	867,031	141,720
Interest expense	1,139,885	1,166,642
TOTAL EXPENSES	3,313,424	2,100,835

NET INCOME	5,144,490	2,171,874

Preferred Stock Dividends	(652,834)	(280,230)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,491,656	$1,891,644

Income Per Common Share:
Basic	$1.41	$0.99
Diluted	$1.38	0.96

Weighted Average Number of Shares Outstanding:
Basic	3,178,215	1,910,898
Diluted	3,264,805	1,973,383

Cash dividend per Series A Preferred Share	$1.94	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021 and 2020

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2019	1,872,939	$1,873	$11,821,486	$(2,252,606)	$9,570,753
Net Income	-	-	-	2,171,874	2,171,874
Cash Dividends on Preferred Stock	-	-	-	(280,230)	(280,230)
Stock-Based Compensation	43,200	43	255,568	-	255,611
Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	5,144,490	5,144,490
Cash Dividends on Preferred Stock	-	-	-	(652,834)	(652,834)
Issuance of Common Shares for Cash, net of Stock Issuance Costs	1,383,394	1,383	36,493,483	-	36,494,866
Issuance of Common Shares for Option Exercise	45,128	45	(3,265,768)	-	(3,265,723)
Stock-Based Compensation	22,900	23	382,305	-	382,328
Balance at December 31, 2021	3,367,561	3,367	45,687,074	4,130,694	49,821,135

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2021	2020
Operating activities
Net income	$5,144,490	$2,171,874

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible lease asset	399,733	237,140
Amortization of debt costs	35,106	34,110
Amortization of below market lease	(35,951)	-
Stock-based compensation	382,328	255,611
Depreciation	867,031	141,720

Changes in operating assets and liabilities
Other assets	(33,025)	(275)
Deferred rent receivable	(491,637)	(1,056,468)
Deferred rent liability	737,950	123,966
Prepaid expenses and deposits	(403,851)	(74,719)
Accounts payable	(4,191)	28,569
Tenant security deposits	1,474,725	1,023,103
Accrued interest	(3,979)	(3,734)
Prepaid rent	(68,170)	75,989
Net cash provided by operating activities	8,000,559	2,956,886

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities and lease intangibles assets and liabilities	(30,865,493)	(10,232,408)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(11,231,797)	(2,087,086)
Net cash used in investing activities	(42,097,290)	(12,319,494)

Financing Activities
Net proceeds from issuance of common stock for option exercise	(3,265,723)	-
Net proceeds from issuance of common stock for cash	36,494,866	-
Payment of debt issuance costs	(275,000)	-
Principal payment on long-term debt	(635,103)	(597,840)
Cash dividends paid on preferred stock	(652,834)	(280,230)
Net cash provided by (used in) financing activities	31,666,206	(878,070)

Net decrease in cash and cash equivalents	(2,430,525)	(10,240,678)

Cash and cash equivalents, beginning of period	$5,601,826	$15,842,504

Cash and cash equivalents, end of period	$3,171,301	$5,601,826

Supplemental disclosure of cash flow information:
Interest paid	$1,108,758	$1,128,799
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$4,997,803	$-

The accompanying notes are an integral part of these consolidated financial statements.

1 – GENERAL INFORMATION

Nature of Operations

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “we”, “us”, or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant.

The Trust is structured as a holding company and owns its assets through twenty-four wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2021, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 172 acres of land with approximately 1,090,000 square feet of existing or under construction greenhouses leased to seventeen separate regulated cannabis operators.

During the twelve months ended December 31, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. The offering commenced in December 2020 whereby shareholders of record as of December 28, 2020 could purchase one additional share at $26.50 per share for every share owned.

On February 3, 2021, the Trust issued 192,308 additional shares of Power REIT’s Series A Preferred Stock as part of a transaction to acquire a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”).

On December 21, 2021, the Trust entered into a debt facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The debt facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the debt facility is 5.52%. Debt issuance expenses of $275,000 were capitalized at the origination of the loan and amortization of $997 has been recognized during the year ended December 31, 2021. As of December 31, 2021, no funds have been drawn against this Debt Facility. On March 22, 2022, $2,500,000 was drawn against the Debt Facility.

During the twelve months ended December 31, 2021, the Trust paid quarterly dividends of approximately $653,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Share Based Compensation Accounting Policy

The Trust records all equity-based incentive grants to Officers and non-employee members of the Trust’s Board of Directors in general and administrative expenses in the Trust’s Consolidated Statement of Operations based on their fair value determined on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting term of the outstanding equity awards.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Year Ended
	December 31,
	2021	2020

Numerator:
Net Income	$5,144,490	$2,171,874
Preferred Stock Dividends	(652,834)	(280,230)
Numerator for basic and diluted EPS - income available to common Shareholders	$4,491,656	$1,891,644

Denominator:
Denominator for basic EPS - Weighted average shares	3,178,215	1,910,898
Dilutive effect of options	86,590	62,485
Denominator for diluted EPS - Adjusted weighted average shares	3,264,805	1,973,383

Basic income per common share	$1.41	$0.99
Diluted income per common share	$1.38	$0.96

Cash and Cash Equivalents

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Power REIT places its cash and cash equivalents with high-credit quality financial institution; however, amounts are not insured or guaranteed by the FDIC.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the years ended December 31, 2021 and 2020, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase if acquired as raw land. When property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land.

●	Improvements – When a property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land. We also evaluate the improvements in terms of replacement cost and condition to confirm that the valuation assigned to improvements is reasonable. Depreciation is calculated on a straight-line method over the useful life of the improvements.

●	Lease Intangibles – The trust recognized lease intangibles when there’s existing lease assumed with the property acquisitions. In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market or below-market lease intangibles are amortized as a reduction of, or an addition to, rental income over the estimated remaining term of the respective leases.

Intangible assets related to leasing costs consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent associated with each lease by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. Leasing costs are amortized over the remaining useful life of the respective leases.

●	Construction in Progress (CIP) - The Trust classifies greenhouses or buildings under development and/or expansion as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained upon which the asset is then classified as an Improvement. The value of CIP is based on actual costs incurred.

Impairment of Long-Lived Assets

At least quarterly, the Trust evaluates its long-lived assets, including its investment in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Trust’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. Future events could occur which would cause the Trust to conclude that impairment indicators exist and an impairment loss is warranted. If an impairment indicator exists, the Trust performs the following:

●	For long-lived operating assets to be held and used, the Trust compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Trust would make an estimate of the fair value for the particular asset.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW Candescent, which was determined the buildings have a useful life of 37 years. The Trust recorded an increase in depreciation expense for the year ended December 31, 2021 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the twelve months ended December 31, 2021 and 2020, approximately $867,000 and $142,000 depreciation expense was recorded, respectively.

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

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2021 and 2020, approximately $10,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2021 and 2020, approximately $227,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on The Trust’s consolidated balance sheets between Land, Improvements and Intangibles’ fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which is amortized over a 4.5-year period. For the twelve months ended December 31, 2021 and 2020, approximately $163,000 and $0 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and is amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $36,000 and $0 was recognized for the years ended December 31, 2021 and 2020, respectively.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the years ended December 31, 2021 and 2020.

The following table provides a summary of the Intangible Assets and Liabilities:

	December 31, 2021			December 31, 2020
		Accumulated
	Cost	Amortization / Revenue	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Asset Intangibles - PWTS	$237,471	$81,695	$155,776	$237,471	$72,043	$165,428
Asset Intangibles - PWRS	4,713,548	1,754,151	2,959,397	4,713,548	1,526,663	3,186,885
Asset Intangibles - Canndescent	807,976	162,593	645,383	-	-	-
Total – Asset Intangibles	$5,758,995	$1,998,439	$3,760,556	$4,951,019	$1,598,706	$3,352,313

Liability Intangibles - Canndescent	(178,651)	(35,951)	(142,700)	-	-	-
Total	$5,580,344	$1,962,488	$3,617,856	$4,951,019	$1,598,706	$3,352,313

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2022	$416,690
2023	416,690
2024	416,690
2025	343,874
2026	237,141
Thereafter	1,929,471
Total	$3,760,556

The following table provides a summary of the current estimate of future addition to revenue for Intangible Liabilities:

2022	$39,700
2023	39,700
2024	39,700
2025	23,600
Total	$142,700

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2021 and 2020.

3 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 15%, 12%, 11% and 10% of consolidated revenue respectively. During the twelve months ended December 31, 2020, Power REIT collected approximately 68% of its consolidated revenue from four properties. The tenants are Norfolk Southern Railway, Regulus Solar, LLC, NorthEast Kind Assets (“Sweet Dirt”) and JAB Industries Ltd. which represented approximately 21%, 19%, 16% and 12% of consolidated revenue respectively.

4 – ACQUISITIONS

2020 Acquisitions

On January 31, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 14, LLC, completed the acquisition of a greenhouse property in southern Colorado (“Mav 14 Property”). Mav 14 Property, 5.54 acres with an existing greenhouse and processing facility totaling approximately 9,300 square feet approved for medical cannabis cultivation, was acquired for $850,000. The purchase price plus acquisition expenses of $10,085 was paid with existing working capital. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the tenant has agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the property. Accordingly, the Trust’s total capital commitment is $1,908,400 plus acquisition expenses. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

The following table summarized the allocation of the purchase consideration for Maverick 14 based on the fair values of the assets acquired:

Land	$150,000
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facility)	710,085

Total Assets Acquired	$860,085

On February 20, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Sherman 6, LLC, Power REIT completed the acquisition of a property in southern Colorado (“Sherm 6 Property”). Sherm 6 Property, 5.0 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $724 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the property for $1,693,800. On August 25, 2020, PW Sherm 6 amended the lease with Sherman 6 Tenant, making an additional $151,301 available to fund the construction of an additional 2,520 square feet of head-house/processing space. Accordingly, the Trust’s total capital commitment is $1,995,101 plus acquisition costs. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

On March 19, 2020, Power REIT, through a newly formed wholly owned subsidiary, PW CO CanRE Mav 5, LLC completed the acquisition of a property in southern Colorado (“Mav 5 Property”). Mav 5 Property, 5.2 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000. As part of the transaction, the Trust has agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space on the property for $868,125. On May 1, 2020, the PW Mav 5 amended the lease with Mav 5 Tenant, making an additional $340,539 to fund the construction of an additional 5,040 square feet of greenhouse space at the property. Accordingly, Power REIT’s total capital commitment is $1,358,664. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

On May 15, 2020, through a newly formed wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a 3.06 acre property (“495 Property”) in York County, Maine for $1,000,000. The property included a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that was at the time of the acquisition under active construction. As part of the acquisition, Power REIT reimbursed its tenant, Sweet Dirt, $950,000 related to the partially built greenhouse and processing/distribution building and will fund up to approximately $2,970,000 of additional costs to complete the construction. Accordingly, Power REIT’s total investment in the property is approximately $4,920,000 plus acquisition expenses of $40,507. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

On September 18, 2020, through the wholly owned subsidiary, PW ME CanRE SD, LLC, Power REIT completed the acquisition of a property (“505 Property”) in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58 acre property purchased for $400,000 plus $15,497 in closing costs and is adjacent to the 495 Property. As part of the transaction, Power REIT agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1,560,000. Accordingly, Power REIT ‘s total investment in the property is approximately $1,960,000. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $659,000.

The following table summarizes the allocation of the purchase considerations for Sweet Dirt based on the fair values of the assets acquired:

	495 Property	505 Property

Land	$267,011	$312,385

Construction in Progress	1,723,496	103,112

Total Assets Acquired	$1,990,507	$415,497

On September 18, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 7, LLC, Power REIT completed the acquisition of a property in Southern Colorado (“Tam 7 Property”). Tam 7 Property, 4.32 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $223 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of an 18,000 square feet greenhouse and processing facility for $1,214,585. Accordingly, Power REIT’s total capital commitment is 1,364,585 plus acquisition costs. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

On October 2, 2020 through a newly formed wholly owned subsidiary, PW CO CanRE MF, LLC, Power REIT completed the acquisition of two properties in Southern Colorado (“MF Properties”). The MF Properties, a total of 4.46 acres of vacant land approved for medical cannabis cultivation, was acquired for $150,000 plus $513 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of 33,744 square feet of greenhouse and processing space for $2,912,300. Accordingly, Power REIT’s total capital commitment is $3,062,300 plus acquisition costs. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $2.5 million.

On December 4, 2020, through a newly formed wholly owned subsidiary, PW CO CanRE Tam 19, LLC, Power REIT completed the acquisition of a property in Southern Colorado (“Tam 19 Property”). Tam 19 Property, 2.11 acres of vacant land approved for medical cannabis cultivation, was acquired for $75,000 plus $419 in acquisition expenses. As part of the transaction, the Trust agreed to fund the construction of a 13,728 square foot greenhouse and two 2,400 square foot ancillary buildings for $1,236,116. Accordingly, Power REIT’s total capital commitment is $1,311,116 plus acquisition costs. As of December 31, 2021, the construction is complete, the property is in operation and considered a depreciable improvement.

2021 Acquisitions

On January 4, 2021, PW CO CanRE Grail, LLC, (“PW Grail”), one of our indirect subsidiaries, acquired two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. On February 23, 2021, we amended the Grail Project Lease making approximately $518,000 of more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, PW Grail’s total capital commitment was approximately $2.4 million. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $1.6 million.

On January 14, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we completed the acquisition of a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. Accordingly, PW Apotheke’s total capital commitment is approximately $1.81 million. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $1.2 million.

On February 3, 2021, we acquired a property located in Riverside County, CA (the “Canndescent Property”) through a newly formed wholly owned subsidiary (“PW Canndescent”) and the Trust assumed an existing lease. The purchase price of the .85-acre property and 37,000 square foot greenhouse cultivation facility was $7.685 million plus acquisition expenses of $99,789. The acquisition was paid for with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock.

The following table summarized the allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets acquired:

Land	$181,192
Assets Subject to Depreciation / Amortization
Improvements (Greenhouses / Processing Facilities)	6,887,868
Site Improvements	86,402
Lease Intangible Assets	807,976
Lease Intangible Liability	(178,651)

Total Assets Acquired	$7,784,787

On March 12, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. Accordingly, PW Gas Station’s total capital commitment is approximately $2.1 million. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $1.2 million.

On April 20, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), we purchased two properties totaling 4.0 acres of vacant land (“Cloud Nine Property”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. Accordingly, PW Cloud Nine’s total capital commitment is approximately $2.95 million. As of December 31, 2021, the total construction in progress that was funded by Power REIT is approximately $1.2 million. On January 15, 2022, PW Cloud Nine filed for the eviction of Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine. Cloud Nine has appealed the eviction ruling. The appeal is still pending as of the date of this filing.

On May 21, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), we purchased a 35-acre property that includes four greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for medical cannabis cultivation in Huerfano County, Colorado for $2.3 million plus acquisition costs. As part of the transaction, the Trust is funding approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. Accordingly, PW Walsenburg’s total capital commitment is approximately $3.9 million. As of December 31, 2021, the property is in operation, the construction is almost complete and the construction in progress funded by Power REIT is approximately $1.5 million. Effective January 1, 2022, PW Walsenburg amended the Walsenburg lease to include the funding of additional processing space and equipment - see Subsequent events.

The following table summarizes the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets acquired:

Land	$525,000
Improvements (Greenhouses / Processing Facilities)	1,822,636

Total Assets Acquired	$2,347,636

On June 11, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Vinita, LLC, (“PW Vinita”), we purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, OK for $2.1 million plus acquisition costs. As part of the transaction, the Trust, agreed to fund $550,000 to upgrade the facilities. Accordingly, PW Vinita’s total capital commitment is approximately $2.65 million. As of December 31, 2021, the property is in operation, the construction is almost complete and the total construction in progress funded by Power REIT is approximately $321,000.

The following table summarizes the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets acquired:

Land	$50,000
Improvements (Greenhouses / Processing Facilities)	2,094,328

Total Assets Acquired	$2,144,328

On June 18, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), we purchased a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in Ordway, Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the immediate construction of an approximately 12,000 square feet of greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. As of December 31, 2021, the construction in progress funded by Power REIT is approximately $1.1 million.

On September 3, 2021, Power REIT, through a newly formed wholly owned subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on an approximate 61.14 acre property in Marengo Township, Michigan (“Marengo Property”) for $18.392 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $2.98 million worth of improvements and upgrades for the facility. On November 2, 2021, PW Marengo amended the lease with the Marengo Tenant, making an additional $4.1 million available to fund additional improvements to the existing greenhouse cultivation facility. Accordingly, the Trust’s total capital commitment is approximately $25.6 million plus acquisition costs. As of December 31, the total construction in progress that was funded by Power REIT is approximately $2.0 million.

The following table summarized the allocation of the purchase consideration for the PW Marengo Property based on the relative fair values of the assets acquired:

Land	$244,000
Construction in Progress	18,345,033
Acquisition Costs Capitalized	$18,589,033

The acquisitions described above are accounted for as asset acquisitions under ASC 805-50. Power REIT has established a depreciable life for the greenhouses of 20 years and 39 years for the auxiliary facilities, except for the Canndescent property where it was determined to depreciate the buildings over 37 years.

5– DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases. Total revenue from its leases recognized for the year ended December 31, 2021 is approximately $8,450,000.

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

The Railroad Lease may be terminated by the lessee at the expiration of the initial term or any renewal term, or by default of NSC. In the event of termination, NSC is obligated to return to P&WV all properties covered by the Railroad Lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year. In addition, NSC would be obligated upon default or termination, to the extent NSC has not previously paid indebtedness due to P&WV, to settle remaining indebtedness owed to P&WV. The existing indebtedness owed to P&WV, including the ability of P&WV to make an immediate demand for payment of such amounts, was part of the subject of a multi-year litigation which concluded in 2017. Based on the outcome of the litigation, the indebtedness that has accrued on Power REIT’s tax books is deemed uncollectable and was written off for tax purposes in 2017. The amount of this indebtedness has not been reflected on P&WV’s financial statements which are consolidated into Power REIT’s financial statements and therefore for financial reporting purposes there was no change related thereto.

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2021.

Operating Leases

The Trust is the lessor for a portfolio of leases that are accounted for as operating leases under the lease standard. All rental income is recorded on a straight-line basis over the term of the lease.

Below is a chart of operating leases for Power REIT as of December 31, 2021:

Property Type/Name	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Annual Straight-Line Rent ($)	Rent Recorded 2021 ($)	Rent Recorded 2020 ($)

Solar Farm Lease
PWSS	Dec-11	22	2 x 5-years	Y	89,494	89,494	89,494
PWTS	Mar-13	25	2 x 5-years	Y	32,500	32,500	32,500
PWTS	Mar-13	25	2 x 5-years	Y	37,500	37,500	37,500
PWTS	Mar-13	25	2 x 5-years	Y	16,800	16,800	16,800
PWTS	Mar-13	25	2 x 5-years	Y	29,900	29,900	29,900
PWTS	Mar-13	25	2 x 5-years	Y	40,800	40,800	40,800
PWRS	Apr-14	20	2 x 5-years	Y	803,117	803,117	803,117

CEA Property Lease
PW JAB	Jul-19	20	2 x 5-years	Y	201,810	201,810	201,810
PW JAB	Jul-19	20	2 x 5-years	Y	294,046	294,046	294,046
PW Mav 14	Feb-20	20	2 x 5-years	Y	354,461	354,461	324,922
PW Sherman 6	Feb-20	20	2 x 5-years	Y	375,159	375,159	327,278
PW Mav 5	Nov-21	20	2 x 5-years	Y	262,718	340,734	187,272	(1)
PW SD (495 and 505)	May-20	20	2 x 5-years	Y	1,292,904	1,292,904	682,677
PW Tam 7	Sep-20	20	2 x 5-years	Y	261,963	261,963	74,950
PW MF	Oct-20	20	2 x 20-years	Y	-	113,504	121,079	(2)
PW Tam 19	Dec-20	20	2 x 5-years	Y	252,061	252,061	19,179
PW Grail (4 and 5)	Jan-21 /Jan-22	20	2 x 5-years	Y	461,684	245,136	-	(3)
PW Apotheke	Jan-21	20	2 x 5-years	Y	341,953	325,407	-
PW Canndescent	Feb-21	5	-	Y	1,113,018	1,019,826	-
PW Gas Station	Mar-21	20	2 x 5-years	Y	399,748	311,631	-
PW Cloud Nine	Apr-21	20	2 x 5-years	Y	552,588	83,275	-	(4)
PW Walsenburg	May-21	20	2 x 5-years	Y	729,007	444,614	-
PW Vinita	Jun-21	20	2 x 5-years	Y	502,561	277,512	-
PW JKL	Jun-21	20	2 x 5-years	Y	546,392	291,209	-
PW Marengo	Sep-21	20	2 x 5-years	Y	5,119,343	-	-	(5)
					14,111,527	7,535,363	3,283,324

(1)	On November 5, 2021, the original lease was terminated and a new lease was entered into with current tenant. The terms listed under Annual Straight-Line Rent is for the new lease. The Rent Recorded for 2021 includes rent under both, the old and new lease.
(2)	On November 1, 2021, the lease was terminated and the tenant surrendered premises to PW.
(3)	On December 8, 2021, the lease was terminated and the tenant surrendered premises to PW. A new lease was entered into on January 1, 2022 for this property – see Subsequent Events. The straight-line rent disclosed is for the new lease.
(4)	Tenant has received a Writ of Restitution for eviction in January 2022, therefore, rent revenue is recognized on a cash basis.
(5)	Tenant is pursuing cannabis licensing and approvals which is taking longer than expected, and accordingly, we have determined not to straight-line rent in 2021 until we have better visibility into the timing of commencing operations.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2021:

2022	$14,480,772
2023	$20,740,812
2024	$18,100,653
2025	$14,504,950
2026	$9,143,373
Thereafter	$153,979,976
Total	$230,950,536

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2021 and December 31, 2020 is approximately $64,000 and $70,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2021 and December 31, 2020 is approximately $521,000 (net of approximately $4,100 of capitalized debt costs which are being amortized over the life of the financing) and $551,000 (net of approximately $6,800 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of December 31, 2021, and December 31, 2020, the balance of the PWRS Bonds was approximately $7,803,000 (net of unamortized debt costs of approximately $280,000) and $8,183,000 (net of unamortized debt costs of approximately $303,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of December 31, 2021 and December 31, 2020 is $14,809,000 (net of approximately $293,000 of capitalized debt costs) and $14,994,000 (net of approximately $302,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.0 to 1.0 must be maintained. Debt issuance expenses of $275,000 were capitalized at the origination of the loan and amortization of $997 has been recognized during the year ended December 31, 2021. As of December 31, 2021, no funds have been drawn against this Debt Facility. On March 22, 2022, $2,500,000 was drawn on the Debt Facility.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2021 is as follows:

Total Debt

2022	675,370
2023	1,168,827
2024	715,777
2025	755,634
2026	797,628
Thereafter	19,661,847
Long term debt	$23,775,083

7 – EQUITY AND LONG-TERM COMPENSATION

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

Stock Issued for Cash

During the twelve months ended December 31, 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $165,075 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC (“ROH”) which participated in the rights offering and acquired 132,074 common shares. On December 31, 2021, ROH distributed 116,617 common shares to investors in ROH and currently owns 15,458 common shares. HBP is the Managing Member of PW RO Holdings 2 LLC (“ROH2”) which participated in the rights offering and acquired common 155,000 shares. On October 8, 2021, ROH2 distributed 136,344 common shares to an investor in ROH2 and currently owns 18,656 common shares. HBP is the Managing Member of PW RO Holdings 3 LLC (“ROH3”) which participated in the rights offering and acquired 123,020 common shares. On December 17, 2021, ROH3 distributed 108,610 common shares to an investor in ROH3 and currently owns 14,410 common shares. HBP became Co-Managing Member of 13310 LMR2A (“13310”) which participated in the rights offering and acquired 68,679 common shares.

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2021, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 213,017.

The summary of Plan activity for the year ended December 31, 2021, with respect to the Trust’s stock options, was as follows:

Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2020	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	(106,000)	7.96	-
Balance as of December 31, 2021	-	-	-
Options vested at December 31, 2021	-	-	-

On December 31, 2021, 45,128 Power REIT shares were issued as a result of a net exercise transaction connected to the 106,000 options (strike price of $7.96) that were granted to an Executive Officer and three Trustees in 2012. The difference of 60,872 shares were sold back to the company to provide cash in the amount of $3,265,723 to the option holders to cover taxes. The current stock price as of December 30, 2021, the date the options were exercised was $67.51. As of December 31, 2021, there are no options outstanding related to Power REIT’s Equity Incentive Plans.

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

As of December 31, 2020, the weighted average remaining term of the options was 1.61 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the year ended December 31, 2021, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2020	35,066	8.76
Plan Awards	22,900	37.18
Restricted Stock Vested	(26,706)	14.32
Balance as of December 31, 2021	31,260	24.83

The summary of Stock Based Compensation activity for the year ended December 31, 2020, with respect to the Trust’s restricted stock, was as follows:

Summary of Plan Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2019	24,033	6.14
Plan Awards	43,200	9.61
Restricted Stock Vested	(32,167)	7.95
Balance as of December 31, 2020	35,066	8.76

Stock-based Compensation

During 2021, the Trust recorded approximately $382,000 of non-cash expense related to restricted stock and options granted compared to approximately $256,000 for 2020. As of December 31, 2021, there was approximately $776,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2024. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

8 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2020, the last tax return completed to date, the Trust has a net operating loss of $22.7 million, which is available to meet this requirement.

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

The Trust and its wholly-owned subsidiary P&WV are generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2015.

9 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid each month has increased over time with the Board of Trustees approval and effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. During the quarter ended March 31, 2021, with the Board of Trustee’s approval, a special one-time payment of $15,000 was made to cover the time allocated to the processing of the Rights Offering. A total of $60,000 was paid pursuant to this arrangement during the year ended December 31, 2021 compared to $25,500 paid during the year ended December 31, 2020.

Power REIT has entered into a synergistic relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries, established cannabis cultivation projects in Colorado, Oklahoma, and Michigan and are the tenants associated with the May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions as mentioned in Note 4. Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. Total rental income recognized for the twelve months ended December 31, 2021 from the affiliated tenants in Colorado, Oklahoma and Michigan was $444,614, $277,512 and $0 respectively. During the year ended December 31, 2021, the Trust paid Mr. Jared Schrader a total of $86,191 for consulting services related to these acquisitions.

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

11 - SUBSEQUENT EVENTS

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be housed on the Tam 7 Property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years with no renewal options and is structured to provide an annual straight-line rent of approximately $120,000.

Effective January 1, 2022, PW Grail entered into a new triple-net lease (the “Sandlot Lease”) with a new tenant, The Sandlot, LLC (“SL tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and it was agreed upon to increase the construction budget by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. The Sandlot Lease also has financial guarantees from affiliates of the SL Tenant. The SL Tenant intends to operate as a licensed cannabis cultivation and processing facility. The annual straight-line annual rent is approximately $462,000.

On January 15, 2022, PW Cloud Nine filed for the eviction of Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine. Cloud Nine has appealed the eviction ruling. The appeal is still pending as of the date of this filing.

On January 28, 2022, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on March 15, 2022 to shareholders of record on February 15, 2022.

On March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is effectively owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO.

On March 16, 2022, the Board of Trustees of Power REIT, acting pursuant to its bylaws, appointed Dionisio D’Aguilar to the Board of Trustees effective immediately.

On March 22, 2022, the Board of Trustees of Power REIT received by email a resignation letter from Paula Poskon, a member of the Board of Trustees, pursuant to which Ms. Poskon resigned as a member of the Board of Trustees effective immediately.

