Form 10-Q
period 2022-03-31
Power REIT
filed 2022-05-09
CIK 1532619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

3,367,261 common shares, $0.001 par value, outstanding at May 9, 2022.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Land	$10,781,752	$10,418,232
Greenhouse cultivation and processing facilities, net of accumulated depreciation	51,473,028	42,587,727
Greenhouse cultivation and processing facilities - construction in progress	19,332,749	$13,318,883
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	90,737,529	75,474,842

Cash and cash equivalents	1,938,889	3,171,301
Accounts receivable	238,900	-
Prepaid expenses and deposits	47,795	493,196
Intangible lease asset, net of accumulated amortization	3,656,384	3,760,556
Deferred debt issuance cost, net of amortization	128,753	274,003
Deferred rent receivable	1,528,957	2,094,292
Other assets	-	50,000
TOTAL ASSETS	$98,277,207	$85,318,190

LIABILITIES AND EQUITY
Accounts payable	$501,643	$79,371
Accrued interest	77,100	76,600
Deferred rent liability	1,277,389	861,916
Tenant security deposits	2,420,206	2,612,206
Prepaid rent	155,286	37,161
Intangible lease liability, net of accumulated amortization	132,775	142,700
Current portion of long-term debt, net of unamortized discount	649,645	641,238
Long-term debt, net of unamortized discount	33,808,303	22,555,911
TOTAL LIABILITIES	39,022,347	27,007,103

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of March 31, 2022 and December 31, 2021)	8,489,952	8,489,952

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,367,261 shares issued and outstanding as of March 31, 2022 and 3,367,561 shares issued and outstanding as of December 31, 2021)	3,367	3,367
Additional paid-in capital	45,796,174	45,687,074
Retained earnings	4,965,367	4,130,694
Total Equity	50,764,908	49,821,135

TOTAL LIABILITIES AND EQUITY	$98,277,207	$85,318,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	1,418,735	1,591,931
Rental income - related parties	338,016	-
Other income	15	246
TOTAL REVENUE	1,985,516	1,820,927

EXPENSES
Amortization of intangible assets	104,172	59,285
General and administrative	291,283	163,528
Property taxes	6,289	6,307
Depreciation expense	288,537	196,051
Interest expense	297,355	287,628
TOTAL EXPENSES	987,636	712,799

NET INCOME	997,880	1,108,128

Preferred Stock Dividends	(163,207)	(163,210)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$834,673	$944,918

Income Per Common Share:
Basic	$0.25	$0.34
Diluted	$0.25	0.33

Weighted Average Number of Shares Outstanding:
Basic	3,367,531	2,755,502
Diluted	3,367,531	2,839,474

Cash dividend per Series A Preferred Share	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2022 and 2021

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	$3,367	$45,796,174	$4,965,367	$50,764,908

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$997,880	$1,108,128

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible lease asset	104,172	59,285
Amortization of debt costs	21,976	8,527
Amortization of below market lease	(9,925)	-
Stock-based compensation	109,100	66,158
Depreciation	288,537	196,051

Changes in operating assets and liabilities
Accounts receivable	(238,900)	-
Deferred rent receivable	565,335	(506,710)
Deferred rent liability	415,473	110,785
Prepaid expenses and deposits	445,401	24,831
Other assets	50,000	-
Accounts payable	422,272	(9,048)
Tenant security deposits	(192,000)	100,001
Accrued interest	500	(3,111)
Prepaid rent	118,125	49,955
Net cash provided by operating activities	3,097,946	1,204,852

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(9,537,358)	(4,752,241)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(6,013,866)	(1,352,516)
Net cash used in investing activities	(15,551,224)	(6,104,757)

Financing Activities
Net proceeds from issuance of common stock for cash	-	36,598,055
Payment of debt issuance costs	(43,958)	-
Proceeds from long-term debt	11,500,000	-
Principal payment on long-term debt	(71,969)	(65,444)
Cash dividends paid on preferred stock	(163,207)	(163,210)
Net cash provided by financing activities	11,220,866	36,369,401

Net decrease in cash and cash equivalents	(1,232,412)	31,469,496

Cash and cash equivalents, beginning of period	$3,171,301	$5,601,826

Cash and cash equivalents, end of period	$1,938,889	$37,071,322

Supplemental disclosure of cash flow information:
Interest paid	$275,879	$282,212
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$-	$4,997,803
Reclass of deferred debt issuance costs to liability upon loan draw	$175,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1 – GENERAL INFORMATION

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

The Trust is structured as a holding company and owns its assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2022, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses.

On March 31, 2022, Power REIT acquired a 1,121,513 square foot CEA greenhouse in O’Neill Nebraska which is the Trust’s largest greenhouse to date and is the first acquisition with the focus on the cultivation of food crops.

During the three months ended March 31, 2022, the Trust paid quarterly dividends of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended
	March 31,
	2022	2021

Numerator:
Net Income	$997,880	$1,108,128
Preferred Stock Dividends	(163,207)	(163,210)
Numerator for basic and diluted EPS - income available to common Shareholders	$834,673	$944,918

Denominator:
Denominator for basic EPS - Weighted average shares	3,367,531	2,755,502
Dilutive effect of options	-	83,972
Denominator for diluted EPS - Adjusted weighted average shares	3,367,531	2,839,474

Basic income per common share	$0.25	$0.34
Diluted income per common share	$0.25	$0.33

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the three months ended March 31, 2022, and 2021, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase if acquired as raw land. When property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land.

●	Improvements – When a property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land. The Trust also evaluate the improvements in terms of replacement cost and condition to confirm that the valuation assigned to improvements is reasonable. Depreciation is calculated on a straight-line method over the useful life of the improvements.

8

●

Lease Intangibles – The Trust recognizes lease intangibles when there’s an existing lease assumed with the property acquisitions. In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for Candescent, which was determined the buildings have a useful life of 37 years. The Trust recorded an increase in depreciation expense for the three months ended March 31, 2022 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the three months ended March 31, 2022, and 2021, approximately $288,500 and $196,100 depreciation expense was recorded, respectively.

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

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2022 and 2021, the Trust wrote off approximately $218,000 and $0, respectively in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on two CEA leases. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the three months ended March 31, 2022 and 2021, approximately $2,400 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended March 31, 2022 and 2021, approximately $56,900 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on The Trust’s consolidated balance sheets between Land, Improvements and Intangibles’ fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which is amortized over a 4.5-year period. For the three months ended March 31, 2022 and 2021, approximately $44,900 and $0 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and is amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $9,900 and $0 was recognized for the three months ended March 31, 2022, and 2021, respectively.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three months ended March 31, 2022, and 2021.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Three Months Ended March 31, 2022
		Accumulated	Accumulated
		Amortization / Addition to Revenue	Amortization / Addition to Revenue	Net Book
	Cost	Through 12/31/21	1/1/22 - 3/31/22	Value
Asset Intangibles - PWTS	$237,471	$81,695	$2,413	$153,363
Asset Intangibles - PWRS	$4,713,548	$1,754,151	$56,872	$2,902,525
Asset Intangibles - Canndescent	$807,976	$162,593	$44,887	$600,496
Asset Intangibles Total	$5,758,995	$1,998,439	$104,172	$3,656,384

Liability Intangible - Canndescent	$(178,651)	$(35,951)	$(9,925)	$(132,775)

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ended December 31:

2022 (9 months remaining)	$312,518
2023	416,690
2024	416,690
2025	343,874
2026	237,141
Thereafter	1,929,471
Total	$3,656,384

The following table provides a summary of the current estimate of future addition to revenue for Intangible Liability for the subsequent years ended December 31:

2022 (9 months remaining)	$29,775
2023	39,700
2024	39,700
2025	23,600
Total	$132,775

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

3 – ACQUISITIONS

2022 Acquisitions

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86 acre property and a separate approximately 4.88 acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $88,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund improvements including the replacement of Energy Curtains for $534,430.

The following table summarizes the preliminary allocation of the purchase consideration for the   PW MillPro properties based on the relative fair values of the assets acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facilities)	8,790,790	283,399

Total Assets Acquired	$9,134,790	$302,919

4– DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases when deemed probable of collection. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. Total revenue from its leases recognized for the three months ended March 31, 2022 and March 31, 2021 is approximately $1,986,000 and 1,821,000, respectively.

During the three months ended March 31, 2022 and 2021, the Trust wrote off approximately $218,000 and $0, respectively in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on two greenhouse property leases located in Ordway, CO.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the three months ended March 31, 2022, Power REIT collected approximately 66% of its consolidated revenue from five properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, Walsenburg Cannabis LLC and Regulus Solar, LLC which represent 19%, 14%, 12%, 11% and 10% of consolidated revenue respectively. Comparatively, during the three months ended March 31, 2021, Power REIT collected approximately 42% of its consolidated revenue from three properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Norfolk Southern Railway and Regulus Solar, LLC which represent 18%, 13% and 11% of consolidated revenue respectively.

The aggregate annual cash expected to be received by the Trust on all leases related to its portfolio as of March 31, 2022, is as follows for the subsequent years ended  December 31:

2022 (9 Months Remaining)	$9,990,788
2023	$14,829,847
2024	$12,356,471
2025	$9,458,281
2026	$7,635,715
Thereafter	$125,653,047
Total	$179,924,149

5 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of March 31, 2022 and December 31, 2021 is approximately $58,000 and $64,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2022 and December 31, 2021 is approximately $514,000 (net of approximately $3,400 of capitalized debt costs which are being amortized over the life of the financing) and $521,000 (net of approximately $4,100 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of March 31, 2022 and December 31, 2021, the balance of the PWRS Bonds was approximately $7,801,000 (net of unamortized debt costs of approximately $275,000) and $7,803,000 (net of unamortized debt costs of approximately $280,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of March 31, 2022 and December 31, 2021 is $14,761,000 (net of approximately $291,000 of capitalized debt costs) and $14,809,000 (net of approximately $293,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. Power REIT is in compliance with the debt service ratio as of March 31, 2022. Debt issuance expenses of approximately $275,000 and $44,000 have been capitalized during the year ended December 31, 2021 and during the three months ended March 31, 2022 respectively. Amortization of approximately $13,400 has been recognized for the three months ended March 31, 2022 and approximately $176,000 deferred debt issuance costs were re-classed as contra liability upon the loan draw. During the three months March 31, 2022, $11,500,000 was drawn on the Debt Facility.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of March 31, 2022 is as follows:

Total Debt

2022 (9 months remaining)	603,302
2023	2,893,824
2024	3,015,777
2025	3,055,634
2026	3,097,628
Thereafter	22,536,946
Long term debt	$35,203,111

6 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of March 31, 2022, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 213,317.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the quarter ended March 31, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	31,260	24.83
Restricted Stock Forfeited	(300)	37.18
Restricted Stock Vested	(4,414)	15.36
Balance as of March 31, 2022	26,546	26.26

During the three months ended March 31, 2022, 300 shares of unvested restricted stock was forfeited upon one previous board member’s resignation from the board.

Stock-based Compensation

During the quarter ended March 31, 2022, the Trust recorded approximately $109,000 of non-cash expense related to restricted stock granted compared to approximately $66,000 for the quarter ended March 31, 2021. As of March 31, 2022, there was approximately $656,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2024. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the quarter ended March 31, 2022, the Trust paid a total of approximately $163,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the quarter ended March 31, 2022 compared to $24,000 paid during the quarter ended March 31, 2021. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT to pay an employee a salary at the same rate as the Trust was paying to the related party entity.

Power REIT has entered into a synergistic relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries, established cannabis and food crop cultivation projects and currently is the tenant in the Trust’s Colorado, Oklahoma, Michigan and Nebraska properties. Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. Total rental income recognized for the three months ended March 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $212,376, $125,640, $0 and $0 respectively. During the three months ended March 31, 2021, the rent received from related parties was $0.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of March 31, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with IntelliGen Power Systems, the lease transactions with subsidiaries of MILC, and the reimbursement to HBP described herein, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

8 - SUBSEQUENT EVENTS

On April 1, 2022, Power REIT (“Power REIT” or the “Trust”), through a wholly owned subsidiary of the Trust (“PropCo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan. The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief.

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii)breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and will be counter-claiming seeking damages for unpaid rent. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation.

On January 15, 2022, Power REIT’s subsidiary, PW CanRe Cloud Nine LLC (“PW Cloud Nine”), filed for the eviction of its tenant Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine LLC. Cloud Nine LLC has appealed the eviction ruling. The appeal is still pending as of the date of this filing. The case is pending in Crowley County Colorado District Court (Case Number: 222cv30004). Cloud Nine has deposited $25,000 cash bond with the court and on April 29, 2022 PW Cloud Nine LLC filed a motion to increase the bond amount to reflect the full amount of unpaid rent (currently $582,926.05) and continuing rent obligations of $83,275.15 per month.

On May 3, 2022, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on June 15, 2022 to shareholders of record on May 15, 2022.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 10-K”). Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a Maryland-domiciled Real Estate Investment Trust (REIT) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (CEA) in the United States. We are focused on making new acquisitions of real estate within the CEA sector related to food and cannabis production in the form of greenhouses.

We are structured as a holding company and own our assets through twenty-five wholly owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

Prior to 2019, our focus was on the acquisition of real estate assets related to transportation and renewable energy infrastructure. In 2019 we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. We are currently focused on making new acquisitions of real estate within the CEA sector related to food and cannabis cultivation.

As of March 31, 2022, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

Recent Developments

During the three months ended March 31, 2022, we added to our portfolio of CEA properties by acquiring a new greenhouse property in Nebraska which will grow tomatoes. In addition, we amended two existing cannabis leases to increase Power REIT’s investment with a corresponding increase in rental income and entered into a new cannabis lease to replace a tenant which had vacated a property.

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

On January 1, 2022, PW Grail entered into a new triple-net lease (the “Sandlot Lease”) on the same economic terms as the former lease, with a new tenant, The Sandlot, LLC (“SL tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and it was agreed upon to increase the construction budget by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. The Sandlot Lease also has financial guarantees from affiliates of the SL Tenant. The SL Tenant intends to operate as a licensed cannabis cultivation and processing facility. The annual straight-line annual rent is approximately $462,000.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of March 31, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $88,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund improvements including the replacement of Energy Curtains for $534,430. Simultaneous with the acquisition, PW MillPro entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. MillPro will operate the MillPro Facility cultivating tomatoes. The lease requires MillPro to pay all property related expenses including maintenance, insurance and taxes. The MillPro Lease is structured to provide an annual straight-line rent of approximately $1,099,387, representing an estimated yield on costs of 11%. After the initial 10-year term, the MillPro Lease provides four, five-year renewal options. The rent for the MillPro Lease is structured whereby after the initial 10-year term, the monthly rent increases by 10% at the first renewal option, and 5% at each successive renewal option (second, third, and fourth).

The acquisition described above is accounted for as asset acquisitions under ASC 805-50 Business Combinations – Related Issue. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouse and 39 years for the housing facility.

The following table is a summary of the Trust’s properties as of May 2022:

Property Type/Name	Location	Acres	Size[1]	Original Lease Start	Term (yrs)[2]	Rent ($)[3]		Gross Book Value[4]
Railroad Property
P&WV - Norfolk Southern	PA/WV/OH		112 miles	Oct-64	99	$915,000		$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494		1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500		310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900		310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800		310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117		9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111		$11,739,086

Greenhouse - Cannabis
JAB	Crowley County, CO	7.31	29,412	Jul-19	20	495,856		2,669,582
Grassland	Crowley County, CO	5.54	26,940	Feb-20	20	354,461		1,908,400
Chronic	Crowley County, CO	5.00	26,416	Feb-20	20	375,159		1,995,101
Sweet Dirt	York County, ME	6.64	48,238	May-20	20	1,947,087		10,389,857
Fifth Ace	Crowley County, CO	4.32	18,000	Sep-20	20	261,963		1,364,585
PSP	Crowley County, CO	4.46	33,744	Oct-20		-	[5]	3,062,300
Green Mile	Crowley County, CO	2.11	18,528	Dec-20	20	252,061		1,311,116
Apotheke	Crowley County, CO	4.31	21,548	Jan-21	20	341,953	[7]	1,813,893
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,113,018		7,685,000
Gas Station	Crowley County, CO	2.20	24,512	Feb-21	20	399,748		2,118,717
Cloud Nine	Crowley County, CO	4.00	38,440	Apr-21	20	-	[6]	2,947,905
Walsenburg Cannabis	Huerfano County, CO	35.00	102,800	May-21	20	849,504		4,502,001
Vinita Cannabis	Craig County, OK	9.35	40,000	Jun-21	20	502,561		2,650,000
JKL	Crowley County, CO	10.00	24,880	Jun-21	20	546,392	[7]	2,928,293
Marengo Cannabis	Marengo Township, MI	61.14	556,146	Sep-21	20	5,119,343	[8]	25,523,362
Golden Leaf Lane	Crowley County, CO	5.20	15,000	Nov-21	20	262,718		1,358,664
The Sandlot	Crowley County, CO	4.41	27,988	Jan-22	20	461,684		2,431,511

Greenhouse - Produce
Millennium Produce of Nebraska	Holt County, NE	90.88	1,121,513	Apr-22	10	1,099,387		9,884,430
	Greenhouse Total	262.72	2,211,105			$14,382,895		$86,544,717
Grand Total						$16,348,006		$107,433,803

[1]	Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet.
[2]	Not including renewal options.
[3]	Rent represents annual straight line net rent.
[4]	Gross Book Value represents total capital commitment which includes the initial purchase price (excluding closing costs) plus the budget of construction - the actual amount spent could differ from the total budget.
[5]	Tenant has been evicted as of November 2021 - evaluating potential replacement tenants.
[6]	Tenant received an eviction order in January 2022 and tenant is appealing - see legal proceedings.
[7]	Based on the uncertainty of collectability of rent during 1Q22, a write-off was taken to eliminate the impact of straight-lining rent. Going forward, rent will either be treated on a cash basis or a straight-line basis as applicable.
[8]	Based on the uncertainty of collectability of rent, the Trust has determined not to straight-line rent during 2021. Going forward, rent will either be treated on a cash basis or a straight-line basis as applicable.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2021 10-K.

Results of Operations

Three Months Ended March 31, 2022, and 2021

Revenue during the three months ended March 31, 2022, and 2021 was $1,985,516 and $1,820,927 respectively. Revenue during the three months ended March 31, 2022, consisted of rental income of $1,756,751, direct financing lease income of $228,750 and other income of $15. The increase in total revenue was primarily related to a $338,016 increase in rental income from transactions with related parties, offset by a $173,196 decrease in rental income from unrelated parties and a decrease in other income of $231. Expenses for the three months ended March 31, 2022 increased by $274,837 as compared to total expenses for the three months ended March 31, 2021 primarily due to an increase in general and administrative expenses of $127,755, an increase in depreciation expense of $92,486 and to a lesser extent, an increase in amortization of intangible assets of $44,887 and an increase in interest expense of $9,727. Net income attributable to common shares during the three months ended March 31, 2022 and 2021 was approximately $834,673 and $944,918, respectively. Net income attributable to common shares decreased by $110,245 primarily due to an increase in depreciation expense, general and administrative expenses, amortization of intangible assets, and the write off in rental income of $217,517 resulting from the adjustment of eliminating the straight-line rent for two failed tenants.

For the three months ended March 31, 2022, and 2021, we paid a cash dividend to our holders of Series A Preferred Stock of $163,207 and $163,210, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $1,938,889 as of March 31, 2022, a decrease of $1,232,412 from December 31, 2021. During the three months ended March 31, 2022, the decrease of cash was primarily due to the acquisition of land and construction in progress payments.

With the cash available as of May 2022 coupled with the availability of the Debt Facility, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds from borrowings which may be secured by lien on assets. Power REIT is currently focused on non-dilutive capital sources, such as debt and the potential to issue additional preferred stock, in order to fund property improvements for our existing portfolio as well as additional acquisitions.

Based on our leases in place and rental income as of March 31, 2022, we anticipate generating $13,646,229 in cash rent over the next twelve months. At March 31, 2022, we owed debt in the principal amount of $35,203,111, of which $683,755 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

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

A reconciliation of our Core FFO to net income for the three months ended March 31, 2022, and 2021 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,985,516	$1,820,927

Net Income	$997,880	$1,108,128
Stock-Based Compensation	109,100	66,158
Interest Expense - Amortization of Debt Costs	21,976	8,527
Amortization of Intangible Lease Asset	104,172	59,285
Amortization of Intangible Lease Liability	(9,925)	-
Depreciation on Land Improvements	288,537	196,051
Core FFO Available to Preferred and Common Stock	1,511,740	1,438,149

Preferred Stock Dividends	(163,207)	(163,210)

Core FFO Available to Common Shares	$1,348,533	$1,274,939

Weighted Average Shares Outstanding (basic)	3,367,531	2,755,502

Core FFO per Common Share	0.40	0.46

Growth Rates:
Revenue	9%
Net Income	-10%
Core FFO Available to Common Shareholders	6%
Core FFO per Common Share	-13%

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2022 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2021, our wholly owned subsidiary, PW CO CanRe MF LLC (“CanRe MF”), filed a breach of contract claim against PSP Management LLC (“PSP”) which is our tenant at a property (the “MF Property”) owned by CanRe MF in Ordway, CO pursuant to a lease (the “MF Lease”) in the District Court, Crowley County, Colorado, Case #2021CV30015. CanRe MF also named a principal owner individually as guarantor of the MF Lease in the litigation. PSP has not completed the construction of the MF Property as required by the MF Lease. CanRE MF is seeking damages related to cost over-runs and failure to pay rent as well as costs of collection and interest. PSP has failed to pay rent due in the amount of $87,841 per month since July 2021. On November 1, 2021, PSP agreed to turn over possession of the property to CanRe MF. CanRe MF is seeking to mitigate its damages by completing the construction and finding a replacement tenant for the MF Property.

On January 15, 2022, Power REIT’s subsidiary, PW CanRe Cloud Nine LLC (“PW Cloud Nine”), filed for the eviction of its tenant Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine LLC. Cloud Nine LLC has appealed the eviction ruling. The appeal is still pending as of the date of this filing. The case is pending in Crowley County Colorado District Court (Case Number: 222cv30004). Cloud Nine has deposited $25,000 cash bond with the court and on April 29, 2022 PW Cloud Nine LLC filed a motion to increase the bond amount to reflect the full amount of unpaid rent (currently $582,926.05) and continuing rent obligations of $83,275.15 per month.

On April 1, 2022, Power REIT (“Power REIT” or the “Trust”), through a wholly owned subsidiary of the Trust (“PropCo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan. The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief.

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii)breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and will be counter-claiming seeking damages for unpaid rent. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2021 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2021 10-K. You should carefully consider the risks set forth in the 2021 10-K and the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2021 10-K.

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few numbers of investments, industries and lessees.

As of March 31, 2022, we owned twenty-six property investments, through our ownership of our twenty-five subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Tulare Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the three months ended March 31, 2022, Power REIT collected approximately 66% of its consolidated revenue from five properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, Walsenburg Cannabis LLC and Regulus Solar, LLC which represent 19%, 14%, 12%, 11% and 10% of consolidated revenue respectively.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of March 31, 2022, the balance of the 2015 PWRS Loan was approximately $7,801,000 (net of unamortized debt costs of approximately $275,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of March 31, 2022 is approximately $514,000 (net of approximately $3,400 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of March 31, 2022 is $14,761,000 (net of approximately $291,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. As of March 31, 2022, $11,500,000 was drawn on the Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of March 31, 2022, we had outstanding debt in the principal amount of $35.2 million and had issued approximately $8.5 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, as of March 31, 2022 four of Power REIT’s properties are leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker:MILC) has controlling interests. David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado, Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended March 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $212,376, $125,640, $0 and $0, respectively. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

3.1

Declaration of Trust of Power REIT dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014,incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2

Bylaws of Power REIT dated October 20, 2011 incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3

Articles Supplementary 7.75% Series A cumulative Redeemable Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 8-A (File Number 001-36312) filed with the Securities and Exchange Commission as of February 11, 2014.

Exhibit 10.43

Lease Agreement with Millennium Produce of Nebraska LLC, incorporated by reference to Exhibit 10.1 to the Current Report for 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 31, 2022.

Exhibit 10.44

Second Lease Amendment with NorthEast Kind Assets LLC, incorporated by reference to Exhibit 10.1 to the Current Report for 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 21, 2022.

Exhibit 10.45*	Second Lease Amendment related to Walsenburg Cannabis LLC filed herewith.

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: May 9, 2022

