Form 10-Q
period 2022-06-30
Power REIT
filed 2022-08-12
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

3,389,661 common shares, $0.001 par value, outstanding at August 12, 2022.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Land	$10,781,752	$10,418,232
Greenhouse cultivation and processing facilities, net of accumulated depreciation	52,740,495	42,587,727
Greenhouse cultivation and processing facilities - construction in progress	20,161,921	$13,318,883
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	92,834,168	75,474,842

Cash and cash equivalents	1,191,708	3,171,301
Prepaid expenses and deposits	33,195	493,196
Intangible lease asset, net of accumulated amortization	3,552,210	3,760,556
Deferred debt issuance cost, net of amortization	123,105	274,003
Deferred rent receivable	1,364,129	2,094,292
Other assets	-	50,000
TOTAL ASSETS	$99,098,515	$85,318,190

LIABILITIES AND EQUITY
Accounts payable	$509,813	$79,371
Accrued interest	126,121	76,600
Deferred rent liability	1,567,220	861,916
Tenant security deposits	2,230,206	2,612,206
Prepaid rent	133,422	37,161
Intangible lease liability, net of accumulated amortization	122,849	142,700
Current portion of long-term debt, net of unamortized discount	1,657,105	641,238
Long-term debt, net of unamortized discount	32,606,097	22,555,911
TOTAL LIABILITIES	38,952,833	27,007,103

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of June 30, 2022 and December 31, 2021)	8,489,952	8,489,952

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,367,261 shares issued and outstanding as of June 30, 2022 and 3,367,561 shares issued and outstanding as of December 31, 2021)	3,367	3,367
Additional paid-in capital	45,905,274	45,687,074
Retained earnings (accumulated deficit)	5,747,089	4,130,694
Total Equity	51,655,730	49,821,135

TOTAL LIABILITIES AND EQUITY	$99,098,515	$85,318,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	1,698,889	2,035,098	3,117,624	3,627,029
Rental income - related parties	305,310	-	643,326	-
Other income	4	4,000	19	4,246
TOTAL REVENUE	2,232,953	2,267,848	4,218,469	4,088,775

EXPENSES
Amortization of intangible assets	104,174	59,286	208,346	118,571
General and administrative	335,829	231,980	627,112	395,508
Property taxes	6,333	6,302	12,622	12,609
Depreciation expense	388,520	146,515	677,057	342,566
Interest expense	453,169	284,070	750,524	571,698
TOTAL EXPENSES	1,288,025	728,153	2,275,661	1,440,952

NET INCOME	944,928	1,539,695	1,942,808	2,647,823

Preferred Stock Dividends	(163,206)	(163,202)	(326,413)	(326,412)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$781,722	$1,376,493	$1,616,395	$2,321,411

Income Per Common Share:
Basic	$0.23	$0.42	$0.48	$0.77
Diluted	0.23	0.41	0.48	0.74

Weighted Average Number of Shares Outstanding:
Basic	3,367,261	3,312,001	3,367,396	3,033,751
Diluted	3,367,261	3,398,314	3,367,396	3,118,979

Cash dividend per Series A Preferred Share	$0.48	$0.48	$0.97	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended June 30, 2022 and 2021

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	$3,367	$45,796,174	$4,965,367	$50,764,908
Net Income	-	-	-	944,928	944,928
Cash Dividends on Preferred Stock	-	-	-	(163,206)	(163,206)
Stock-Based Compensation	-	-	109,100	-	109,100
Balance at June 30, 2022	3,367,261	$3,367	$45,905,274	$5,747,089	$51,655,730

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139
Net Income	-	-	-	1,539,695	1,539,695
Cash Dividends on Preferred Stock	-	-	-	(163,202)	(163,202)
Stock Issuance Costs	-	-	(96,259)	-	(96,259)
Stock-Based Compensation	22,900	23	86,792	-	86,815
Balance at June 30, 2021	3,322,433	$3,322	$48,730,417	$1,960,449	$50,694,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$1,942,808	$2,647,823

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible lease asset	208,346	118,571
Amortization of debt costs	43,794	17,055
Amortization of below market lease	(19,851)	-
Stock-based compensation	218,200	152,973
Depreciation	677,057	342,566

Changes in operating assets and liabilities
Deferred rent receivable	730,163	(1,039,780)
Deferred rent liability	705,304	318,987
Prepaid expenses and deposits	460,001	(108,628)
Other assets	50,000	-
Accounts payable	430,442	9,576
Tenant security deposits	(382,000)	691,000
Accrued interest	49,521	(4,216)
Prepaid rent	96,261	10,580
Net cash provided by operating activities	5,210,046	3,156,507

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(11,193,345)	(9,965,906)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(6,843,038)	(4,876,365)
Deal Deposit	-	(1,000,000)
Net cash used in investing activities	(18,036,383)	(15,842,271)

Financing Activities
Net proceeds from issuance of common stock for cash	-	36,501,796
Payment of debt issuance costs	(43,958)	-
Proceeds from long-term debt	11,500,000	-
Principal payment on long-term debt	(282,885)	(262,004)
Cash dividends paid on preferred stock	(326,413)	(326,412)
Net cash provided by financing activities	10,846,744	35,913,380

Net increase (decrease) in cash and cash equivalents	(1,979,593)	23,227,616

Cash and cash equivalents, beginning of period	$3,171,301	$5,601,826

Cash and cash equivalents, end of period	$1,191,708	$28,829,442

Supplemental disclosure of cash flow information:
Interest paid	$657,209	$550,428
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$-	$4,997,803
Reclass of deferred debt issuance costs to liability upon loan draw	$175,759	-

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

The Trust is structured as a holding company and owns its assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2022, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses.

On March 31, 2022, Power REIT acquired a 1,121,513 square foot CEA greenhouse in O’Neill Nebraska which is the Trust’s largest greenhouse to date and is the first acquisition with the focus on the cultivation of food crops.

During the six months ended June 30, 2022, the Trust paid quarterly dividends of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:
Net Income	$944,928	$1,539,695	$1,942,808	$2,647,823
Preferred Stock Dividends	(163,206)	(163,202)	(326,413)	(326,412)
Numerator for basic and diluted EPS - income available to common Shareholders	$781,722	$1,376,493	$1,616,395	$2,321,411

Denominator:
Denominator for basic EPS - Weighted average shares	3,367,261	3,312,001	3,367,396	3,033,751
Dilutive effect of options	-	86,313	-	85,228
Denominator for diluted EPS - Adjusted weighted average shares	3,367,261	3,398,314	3,367,396	3,118,979

Basic income per common share	$0.23	$0.42	$0.48	$0.77
Diluted income per common share	$0.23	$0.41	$0.48	$0.74

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the six months ended June 30, 2022, and 2021, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase if acquired as raw land. When property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land.

●	Improvements – When a property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land. The Trust also evaluates the improvements in terms of replacement cost and condition to confirm that the valuation assigned to improvements is reasonable. Depreciation is calculated on a straight-line method over the useful life of the improvements.

7

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for Candescent, which was determined the buildings have a useful life of 37 years. The Trust recorded an increase in depreciation expense for the six months ended June 30, 2022 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the six months ended June 30, 2022, and 2021, approximately $677,000 and $343,000 depreciation expense was recorded, respectively.

Covid – 19 Impact

We are monitoring Covid-19 closely. Our operations have been affected by the COVID-19 outbreak due to manufacturing and supply chain disruptions for materials resulting in price increases and delays of such materials which is impacting construction timeframes. In addition, labor shortages are impacting construction timeframes. Covid-19 is also impacting the financial performance of many of our tenants especially related to our greenhouse portfolio which will impact their ability to pay rent. The ultimate severity of the outbreak and its impact on the economic environment is uncertain at this time.

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the six months ended June 30, 2022 and 2021, the Trust wrote off a net amount of approximately $302,000 and $0, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on five greenhouse property leases located in Colorado and Oklahoma. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the six months ended June 30, 2022 and 2021, approximately $4,800 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the six months ended June 30, 2022 and 2021, approximately $113,700 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on The Trust’s consolidated balance sheets between Land, Improvements and Intangibles’ fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which is amortized over a 4.5-year period. For the six months ended June 30, 2022 and 2021, approximately $89,800 and $0 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and is amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $19,900 and $0 was recognized for the six months ended June 30, 2022, and 2021, respectively.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the six months ended June 30, 2022, and 2021.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Six Months Ended June 30, 2022
		Accumulated	Accumulated
	Cost	Amortization / Addition to Revenue	Amortization / Addition to Revenue	Net Book Value
		Through 12/31/21	1/1/22 - 6/30/22
Asset Intangibles - PWTS	$237,471	$81,695	$4,827	$150,949
Asset Intangibles - PWRS	$4,713,548	$1,754,151	$113,744	$2,845,653
Asset Intangibles - Canndescent	$807,976	$162,593	$89,775	$555,608
Asset Intangibles Total	$5,758,995	$1,998,439	$208,346	$3,552,210

Liability Intangible - Canndescent	$(178,651)	$(35,951)	$(19,851)	$(122,849)

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2022 (6 months remaining)	$208,344
2023	416,690
2024	416,690
2025	343,874
2026	237,141
Thereafter	1,929,471
Total	$3,552,210

The following table provides a summary of the current estimate of future addition to revenue for Intangible Liability for the subsequent years ending December 31:

2022 (6 months remaining)	$19,849
2023	39,700
2024	39,700
2025	23,600
Total	$122,849

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

3 – ACQUISITIONS

2022 Acquisitions

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund improvements including the replacement of Energy Curtains for $534,430. There has been $0 paid by Power REIT for construction in progress through June 30, 2022.

The following table summarizes the preliminary allocation of the purchase consideration for the PW MillPro properties based on the relative fair values of the assets acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facilities)	8,794,445	283,399

Total Assets Acquired	$9,138,445	$302,919

4 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases when deemed probable of collection. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. Total revenue from its leases recognized for the six months ended June 30, 2022 and June 30, 2021 is approximately $4,218,000 and $4,085,000, respectively.

During the six months ended June 30, 2022 and 2021, the Trust wrote off a net amount of approximately $302,000 and $0, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on five greenhouse property leases located in Colorado and Oklahoma. The rent payments for these tenants will be recorded as rental revenue on a cash basis.

Due to the compression of the wholesale cannabis market in Colorado, the Trust has offered certain of its tenants’ relief by amending original leases to several of our Colorado tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payment in 2023 or 2024. These amendments do not affect the total amount of rent to be collected or the straight-line revenue calculation from these leases. As of June 30, 2022, the Trust has executed seven of these lease amendments.

On January 1, 2022, PW CO CanRE Grail LLC (“PW Grail”), a wholly owned subsidiary entered into a new triple-net lease (the “Sandlot Lease”) on the same economic terms as the former lease, with a new tenant, The Sandlot, LLC (“SL Tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and it was agreed upon to increase the construction budget by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. On June 1, 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged and an additional guarantor was added to the lease. Revenue recognition for the Sandlot Lease is currently being handled on a cash-basis and the Trust may commence straight-lining based on an ongoing assessment of the ability of the tenant to pay rent.

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be housed on another Power REIT property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years with no renewal options. Revenue recognition for this lease amendment is currently being handled on a cash-basis.

On March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of June 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. The MillPro Lease is structured to provide an annual straight-line rent of approximately $1,099,387. After the initial 10-year term, the MillPro Lease provides four, five-year renewal options.

On May 1, 2022, PW CO CanRE MF LLC (“CanRE MF”), a wholly owned subsidiary of the Trust, entered into a new triple-net lease (the “EB Lease”) with Elevate & Bloom, LLC (“EB Tenant”) for one of the two subdivided lots owned in Ordway CO and previously occupied by PSP Management LLC (“PSP”) which was evicted. The term of the EB Lease is 20 years and provides two options to extend for additional five-year periods. Power REIT’s total commitment to this project is approximately $1,282,000 with $750,283 remaining to be funded. The EB Lease also has financial guarantees from affiliates of the EB Tenant. The EB Lease is structured to provide an annual straight-line rent of approximately $239,000.

On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant as well as to restructure the timing of lease payments. The additional revenue on an annualized straight-line basis is approximately $62,000. However, based on the history of payments, rent for this property is currently being treated on a cash basis and not on a straight-line basis. Revenue recognition for the CanRE Apotheke property is currently being handled on a cash-basis and the Trust may commence straight-lining based on an ongoing assessment of the ability of the tenant to pay rent.

Due to the uncertainty around timing for securing the necessary regulatory approvals for marijuana cultivation, the lease with Marengo Cannabis LLC was amended on June 27, 2022 to restructure monthly rent payments over the course of the lease such that cash rent payments will begin in January 2023. An adjustment to future rent was made such that the total amount of rent due under the lease will not change. Due to the uncertainty of the outcome of the litigation, the Trust is conservatively assessing that this lease will be considered on a cash basis and will not straight-line rental income until there is more certainty as to the ability to pay rent.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the six months ended June 30, 2022, Power REIT collected approximately 65% of its consolidated revenue from five properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, and Regulus Solar, LLC which represent 21%, 13%, 11% and 10% of consolidated revenue respectively. The fifth is an aggregate of properties owned in whole or in part and guaranteed by one party through three separate LLC’s that represent 10% of consolidated revenue. The related party tenants in aggregate total 15% of consolidated income for the six months ended June 30, 2022. Comparatively, during the six months ended June 30, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Norfolk Southern Railway, Fiore Management LLC (“Canndescent”) and Regulus Solar, LLC which represent 16%, 11%, 11% and 10% of consolidated revenue respectively.

The aggregate annual cash expected to be received by the Trust on all leases related to its portfolio as of June 30, 2022, is as follows for the subsequent years ending on December 31:

2022 (6 Months Remaining)	$4,831,461
2023	$12,301,168
2024	$9,876,349
2025	$8,479,265
2026	$6,599,541
Thereafter	$106,123,322
Total	$148,211,106

5 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of June 30, 2022 and December 31, 2021 is approximately $58,000 and $64,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2022 and December 31, 2021 is approximately $506,000 (net of approximately $2,800 of capitalized debt costs which are being amortized over the life of the financing) and $521,000 (net of approximately $4,100 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of June 30, 2022 and December 31, 2021, the balance of the PWRS Bonds was approximately $7,655,000 (net of unamortized debt costs of approximately $269,000) and $7,803,000 (net of unamortized debt costs of approximately $280,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of June 30, 2022 and December 31, 2021 is $14,713,000 (net of approximately $289,000 of capitalized debt costs) and $14,809,000 (net of approximately $293,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. Power REIT is in compliance with the debt service ratio as of June 30, 2022. Debt issuance expenses of approximately $275,000 and $44,000 have been capitalized during the year ended December 31, 2021 and during the six months ended June 30, 2022 respectively. Amortization of approximately $26,700 has been recognized for the six months ended June 30, 2022 and approximately $176,000 deferred debt issuance costs were re-classed as contra liability upon the loan draw. During the six months June 30, 2022, $11,500,000 was drawn on the Debt Facility.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of June 30, 2022 is as follows:

Total Debt

2022 (6 months remaining)	392,222
2023	3,222,705
2024	2,885,945
2025	3,048,674
2026	3,220,495
Thereafter	22,221,990
Long term debt	$34,992,031

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

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the six months ended June 30, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	31,260	24.83
Restricted Stock Forfeited	(300)	37.18
Restricted Stock Vested	(11,050)	19.75
Balance as of June 30, 2022	19,910	27.46

During the six months ended June 30, 2022, 300 shares of unvested restricted stock was forfeited upon one previous board member’s resignation from the board.

Stock-based Compensation

During the six months ended June 30, 2022, the Trust recorded approximately $218,000 of non-cash expense related to restricted stock granted compared to approximately $153,000 for the six months ended June 30, 2021. As of June 30, 2022, there was approximately $547,000 of total unrecognized share-based compensation expense, which expense will be recognized through the second quarter of 2024. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the six months ended June 30, 2022, the Trust paid a total of approximately $326,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the six months ended June 30, 2022 compared to $36,000 paid during the six months ended June 30, 2021. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has entered into a synergistic relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries, established cannabis and food crop cultivation projects and currently is the tenant in the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to one of the Trust’s Colorado properties. Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. Total rental income recognized for the six months ended June 30, 2022 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $242,785, $125,695, $0 and $274,846 respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of June 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

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

8 – LOSS CONTINGENCIES

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii) breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages for unpaid rent including against the guarantors of the lease. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation.

9 - SUBSEQUENT EVENTS

On August 1, 2022, the Registrant declared a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on September 15, 2022 to shareholders of record on August 15, 2022.

On July 15, 2022, 2,400 shares were issued to Trustees as 2022 compensation which will vest over four quarters starting in the third quarter 2022 and 20,000 shares were issued to our CEO which vests monthly over 36 months starting August 2022. On July 15, 2022, 205,000 options were issued to the Trustees and Officers with a strike price of $13.44 which have a ten-year term and vest monthly over 36 months starting in August 2022.

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

As of June 30, 2022, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

Recent Developments

During the six months ended June 30, 2022, we added to our portfolio of CEA properties by acquiring a new greenhouse property in Nebraska which will grow tomatoes. In addition, we amended two existing cannabis leases to increase Power REIT’s investment with a corresponding increase in rental income and entered into two new cannabis leases to replace tenants on vacated properties. Due to the compression of the wholesale cannabis market in Colorado, the Trust has offered tenants relief by amending original leases to several of our Colorado tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payment in 2023 or 2024. These amendments do not affect the straight-line revenue calculation from these leases. As of June 30, 2022, the Trust has executed seven of these lease amendments.

As previously disclosed on 8K filing dated July 18, 2022, cannabis licensing for Power REIT’s property located in Michigan has been delayed. The Michigan Cannabis Regulatory Authority application requires submitting a Certificate of Occupancy or alternative documentation where a Certificate of Occupancy does not exist, Since the property has Agricultural zoning, it is exempt from the Marengo Township building code and the requirement for a Certificate of Occupancy. Power REIT requested a simple two sentence letter from Marengo Township that the Michigan Cannabis Regulatory Authority had approved in order to meet this requirement but Marengo Township refused to provide the letter which ultimately led to Power REIT filing two litigations against Marengo Township. As previously disclosed, PW Marengo recently secured the requested statement from Marengo Township and the application for cannabis licensing has been submitted to the State of Michigan. Power REIT and Marengo Township have agreed to continue with the mediation process to resolve remaining issues. See “Legal Proceedings” for more information regarding the litigation.

Due to the uncertainty around timing for securing the necessary regulatory approvals for marijuana cultivation, the lease with Marengo Cannabis LLC was amended on June 27, 2022 to restructure monthly rent payments over the course of the lease such that rent payments are scheduled begin in January, 2023. The rent was restructured such that the total rent over the life of the lease does not change. Due to the uncertainty of the timing for receipt of cash rent, the Trust concluded in the first quarter of 2022 that income from this lease will be considered on a cash basis rather than on a straight-line basis until there is more certainty regarding the ability to pay rent from commencement of operations.

On January 1, 2022, PW CO CanRE Grail LLC (“PW Grail”), a wholly owned subsidiary entered into a new triple-net lease (the “Sandlot Lease”) on the same economic terms as the former lease, with a new tenant, The Sandlot, LLC (“SL Tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and it was agreed upon to increase the construction budget by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. On June 1, 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged and an additional guarantor was added to the lease. Revenue recognition for the Sandlot Lease is currently being handled on a cash-basis and the Trust may commence straight-lining based on an ongoing assessment of the ability of the tenant to pay rent.

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be housed on another Power REIT property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years with no renewal options. Revenue recognition for this lease amendment is currently being handled on a cash-basis.

On March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of June 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund improvements including the replacement of Energy Curtains for $534,430. Simultaneous with the acquisition, PW MillPro entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. MillPro will operate the MillPro Facility cultivating tomatoes. The lease requires MillPro to pay all property related expenses including maintenance, insurance and taxes. The MillPro Lease is structured to provide an annual straight-line rent of approximately $1,099,387, representing an estimated yield on costs of 11%. After the initial 10-year term, the MillPro Lease provides four, five-year renewal options. The rent for the MillPro Lease is structured whereby after the initial 10-year term, the monthly rent increases by 10% at the first renewal option, and 5% at each successive renewal option (second, third, and fourth).

This acquisition is accounted for as asset acquisitions under ASC 805-50 Business Combinations – Related Issue. Power REIT has established a depreciable life for the property improvements of 20 years for greenhouse and 39 years for the housing facility.

On May 1, 2022, PW CO CanRE MF LLC (“CanRE MF”), a wholly owned subsidiary of the Trust, entered into a new triple-net lease (the “EB Lease”) with Elevate & Bloom, LLC (“EB Tenant”) for one of the two subdivided lots owned in Ordway CO and previously occupied by PSP Management LLC (“PSP”) which was evicted. The term of the EB Lease is 20 years and provides two options to extend for additional five-year periods. Power REIT’s total commitment to this project including land purchased is approximately $1,282,000 with $750,283 remaining to be funded. The EB Lease also has financial guarantees from affiliates of the EB Tenant. The EB Tenant intends to operate as a licensed cannabis cultivation and processing facility. The EB Lease is structured to provide an annual straight-line rent of approximately $239,000, representing an approximately 18.6% unleveraged FFO yield on invested capital.

On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant as well as to restructure the timing of lease payments. The additional revenue on an annualized straight-line basis is approximately $62,000 which represents approximately 17% unleveraged FFO yield. However, based on the history of payments, rent for this property is currently being treated on a cash basis and not on a straight-line basis. Revenue recognition for the CanRE Apotheke property is currently being handled on a cash-basis and the Trust may commence straight-lining based on an ongoing assessment of the ability of the tenant to pay rent.

The following table is a summary of the Trust’s properties as of August 2022:

Property Type/Name	Location	Acres	Size(1)	Lease Start	Term (yrs)(2)	Rent ($) (3)		Gross Book Value (4)
Railroad Property
P&WV - Norfolk Southern	PA/WV/OH		112 miles	Oct-64	99	$915,000		$9,150,000

Solar Farm Land
PWSS	Salisbury, MA	54	5.7	Dec-11	22	89,494		1,005,538
PWTS	Tulare County, CA	18	4.0	Mar-13	25	32,500		310,000
PWTS	Tulare County, CA	18	4.0	Mar-13	25	37,500		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	16,800		310,000
PWTS	Tulare County, CA	10	4.0	Mar-13	25	29,900		310,000
PWTS	Tulare County, CA	44	4.0	Mar-13	25	40,800		310,000
PWRS	Kern County, CA	447	82.0	Apr-14	20	803,117		9,183,548
	Solar Farm Land Total	601	107.7			$1,050,111		$11,739,086

Greenhouse - Cannabis
19977 [10]	Crowley County, CO	2.11	12,996	Jul-19	20	201,810		1,075,000
JAB	Crowley County, CO	5.20	16,416	Jul-19	20	294,046		1,594,582
Grassland	Crowley County, CO	5.54	26,940	Feb-20	20	354,461		1,908,400
Green Street	Crowley County, CO	5.00	26,416	Feb-20	20	375,159		1,995,101
Sweet Dirt	York County, ME	6.64	48,238	May-20	20	1,947,087		10,389,857
Fifth Ace	Crowley County, CO	4.32	18,000	Sep-20	20	261,963		1,364,585
PSP - Tam 14	Crowley County, CO	2.09	24,360	Oct-20	20	-	(5)	2,531,025
Green Mile	Crowley County, CO	2.11	18,528	Dec-20	20	252,061		1,311,116
Apotheke	Crowley County, CO	4.31	21,548	Jan-21	20	-	(8)	2,178,543
Canndescent	Riverside County, CA	0.85	37,000	Feb-21	5	1,113,018		7,685,000
Gas Station	Crowley County, CO	2.20	24,512	Feb-21	20	399,748		2,118,717
Cloud Nine	Crowley County, CO	4.00	38,440	Apr-21	20	-	(7)	2,947,905
Walsenburg	Huerfano County, CO	35.00	102,800	May-21	20	-	(8)	4,502,001
Vinita Cannabis	Craig County, OK	9.35	40,000	Jun-21	20	-	(8)	2,650,000
JKL	Crowley County, CO	10.00	24,880	Jun-21	20	-	(9)	2,928,293
Marengo Cannabis	Marengo Township, MI	61.14	556,146	Sep-21	20	-	(8)	25,523,362
Green Leaf Lane	Crowley County, CO	5.20	15,000	Nov-21	20	262,718		1,358,664
The Sandlot	Crowley County, CO	4.41	27,988	Jan-22	20	-	(8)	2,431,513
Elevate & Bloom - Tam 13	Crowley County, CO	2.37	9,384	May-22	20	238,581	(6)	1,281,559

Greenhouse - Produce
Millennium Produce of Nebraska	Holt County, NE	90.88	1,121,153	Apr-22	10	1,099,387		9,884,430

	Greenhouse Total	262.72	2,210,745			$6,800,039		$87,659,653
Grand Total						$8,765,150		$108,548,739

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet.
[2] Not including renewal options.
[3] Rent represents annualized straight line net rent.
[4] Gross Book Value represents total capital commitment which includes the initial purchase price (excluding closing costs) plus the budget of construction - the actual amount spent could differ from the total budget.
[5] Tenant was evicted as of Nov 2021-evaluating potential replacement tenant.
[6] Replacement tenant for half of PSP property– refer to Footnote 4.
[7] Eviction order granted in January 2022 and tenant is appealing - see legal proceedings.
[8] Based on the uncertainty of collectability of rent, a write-off was taken to eliminate the impact of straight-lining rent. Going forward, rent will either be treated on a cash basis or a straight-line basis as applicable.
[9] Eviction proceedings is in process.
10 An assignment of Lease Agreement was signed to change the name of the tenant from JAB to 19977 LLC for the Tam 18 property.

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

Cannabis Price Compression

The national regulated cannabis market has experienced significant price compression over the last few quarters mainly driven by increased cultivation capacity in certain markets beyond demand as well as the impact from more states legalizing cannabis which has impacted demand in other States. We are continually monitoring tenant viability, their ability to pay rent, and are committed to work with our tenants based on making a realistic assessment of their viability. As part of this process, we have entered into lease modifications with certain of our tenants to help them continue to work through the impact of the price compression which in some markets is currently below the cost of production which is not sustainable and should ultimately lead to a price recovery. The Trust’s investment thesis is that greenhouse cultivation is the sustainable approach from both an environmental and economic perspective and that the price compression should ultimately help move cultivation towards greenhouses.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Revenue during the three months ended June 30, 2022, and 2021 was $2,232,953 and $2,267,848, respectively. Revenue during the three months ended June 30, 2022, consisted of revenue from lease income from direct financing lease of $228,750, rental income of $2,004,199 and miscellaneous income of $4. The decrease in total revenue was primarily related to a $336,209 decrease in rental income from unrelated parties, offset by an increase of $305,310 in rental income from related parties, and a decrease in other income of $3,996. Expenses for the three months ended June 30, 2022 increased by $559,872 as compared to total expenses for the three months ended June 30, 2021 primarily due to an increase in general and administrative expenses of $103,849, an increase in amortization of intangible assets of $44,888, an increase in interest expense of $169,099 and an increase in depreciation expense of $242,005. Net income attributable to Common Shares during the three months ended June 30, 2022 and 2021 was $781,722 and $1,376,493, respectively. Net income attributable to common shares decreased by $594,771 primarily due to the decrease in rental income along with an increase in depreciation, interest and general and administrative expenses.

For the three months ended June 30, 2022 and 2021, we paid a cash dividend to our holders of Series A Preferred Stock of $163,206 and $163,202, respectively.

Six Months Ended June 30, 2022, and 2021

Revenue during the six months ended June 30, 2022, and 2021 was $4,218,469 and $4,088,775, respectively. Revenue during the six months ended June 30, 2022, consisted of rental income of $3,760,950, direct financing lease income of $457,500 and other income of $19. The increase in total revenue was primarily related to a $643,326 increase in rental income from transactions with related parties, offset by a $509,405 decrease in rental income from unrelated parties and a decrease in other income of $4,227. Expenses for the six months ended June 30, 2022 increased by $834,709 as compared to total expenses for the six months ended June 30, 2021 primarily due to an increase in general and administrative expenses of $231,604, an increase in depreciation expense of $334,491, an increase in interest expense of $178,826 and to a lesser extent, an increase in amortization of intangible assets of $89,775. Net income attributable to common shares during the six months ended June 30, 2022 and 2021 was $1,616,395 and $2,321,411, respectively. Net income attributable to common shares decreased by $705,016 primarily due to an increase in depreciation expense, general and administrative expenses, amortization of intangible assets, an increase in interest expense and the write off in rental income of $302,000 resulting from the adjustment of eliminating the straight-line rent for five tenants.

For the six months ended June 30, 2022, and 2021, we paid a cash dividend to our holders of Series A Preferred Stock of $326,413 and $326,412, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totalled $1,191,708 as of June 30, 2022, a decrease of $1,979,593 from December 31, 2021. During the six months ended June 30, 2022, the decrease of cash was primarily due to the increase in expenses and construction in progress payments.

With the cash available as of July 2022 coupled with the availability of the Debt Facility, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

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

Based on our leases in place and rental income as of June 30, 2022, we anticipate generating $11,959,403 in cash rent over the next twelve months. At June 30, 2022, we owed debt in the principal amount of $34,992,031, of which $1,706,498 is due in the next twelve months. We anticipate that our cash from operations will be sufficient to support our operations; however additional acquisition of real estate may require us to seek to raise additional financing. There can be no assurance that financing will be available when needed on favorable terms.

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

A reconciliation of our Core FFO to net income for the six months ended June 30, 2022, and 2021 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,232,953	$2,267,848	$4,218,469	$4,088,775

Net Income	$944,928	$1,539,695	$1,942,808	$2,647,823
Stock-Based Compensation	109,100	86,815	218,200	152,973
Interest Expense - Amortization of Debt Costs	21,818	8,528	43,794	17,055
Amortization of Intangible Lease Asset	104,174	59,286	208,346	118,571
Amortization of Intangible Lease Liability	(9,926)	-	(19,851)	-
Depreciation on Land Improvements	388,520	146,515	677,057	342,566
Core FFO Available to Preferred and Common Stock	1,558,614	1,840,839	3,070,354	3,278,988

Preferred Stock Dividends	(163,206)	(163,202)	(326,413)	(326,412)

Core FFO Available to Common Shares	$1,395,408	$1,677,637	$2,743,941	$2,952,576

Weighted Average Shares Outstanding (basic)	3,367,261	3,312,001	3,367,396	3,033,751

Core FFO per Common Share	0.41	0.51	0.81	0.97

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2022 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2021, our wholly owned subsidiary, PW CO CanRe MF LLC (“CanRe MF”), filed a breach of contract claim against PSP Management LLC (“PSP”) which is our tenant at a property (the “MF Property”) owned by CanRe MF in Ordway, CO pursuant to a lease (the “MF Lease”) in the District Court, Crowley County, Colorado, Case #2021CV30015. CanRe MF also named a principal owner individually as guarantor of the MF Lease in the litigation. PSP did not complete the construction of the MF Property in a timely manner as required by the MF Lease. CanRE MF is seeking damages related to cost over-runs and failure to pay rent as well as costs of collection and interest. PSP has failed to pay rent due in the amount of $87,841 per month since July 2021. On November 1, 2021, PSP agreed to turn over possession of the property to CanRe MF. CanRe MF is seeking to mitigate its damages by completing the construction and finding a replacement tenant for the MF Property. A portion of the property was re-leased during the Second quarter of 2022 to a new tenant – Elevate and Bloom LLC. Also, during the Second quarter 2022, CanRe MF entered into settlement agreements with the guarantor that was a named party in the litigation. Unfortunately, to date, the guarantor has not performed on his obligations related to the settlement agreement.

On January 15, 2022, Power REIT’s subsidiary, PW CanRe Cloud Nine LLC (“PW Cloud Nine”), filed for the eviction of its tenant Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine LLC. Cloud Nine LLC has appealed the eviction ruling. The appeal is still pending as of the date of this filing. The case is pending in Crowley County Colorado District Court (Case Number: 222cv30004). Cloud Nine has deposited $25,000 cash bond with the court and on April 29, 2022 PW Cloud Nine LLC filed a motion to increase the bond amount to reflect the full amount of unpaid rent and continuing rent obligations of $83,275.15 per month.

On April 1, 2022, Power REIT’s wholly owned subsidiary of the Trust, PW CanRe Marengo LLC (“PW Marengo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan (the “Complaint”). The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief related thereto. On June 6, 2022, the Township of Marengo, Michigan filed its answer to the Complaint. On July 5, 2022 the court held a status conference which required the parties to participate in a mediation to occur within 30 days. The parties have agreed to extend the deadline for mediation while working to finalize an agreed upon mediator. On August 1, 2022, PW Marengo filed a Stipulation dismiss the Complaint, but the parties have agreed to continue the court ordered mediation and extend the deadline for mediation while working to finalize an agreed upon mediator.

On June 30, 2022, PW Marengo, filed a Verified Complaint in Calhoun County Michigan, (the “Calhoun Complaint”) and the Case Number is 22-1760-AW. The Complaint is an action to compel the Township to allow PW Marengo to appear before the Marengo Township Zoning Board of Appeals (“ZBA”). On June 10, 2022, PW Marengo filed an application to the ZBA to secure an affirmation that, because the greenhouse property is zoned as Agricultural, it is exempt from requirements of seeking building permits and a Certificate of Occupancy. To date, the Township has refused to schedule such a meeting and on June 24, 2022, two representatives of the Township indicated that they were rejecting the application to the ZBA because the property is zoned agricultural and exempt from requiring a Certificate of Occupancy and therefore there is no reason to hold the meeting. Unfortunately, when pressed, the representatives were unwilling to put this in writing which we believe would have been sufficient to resolve the requirements for the State of Michigan cannabis licensing. PW Marengo was seeking documentation that is necessary to secure cannabis licenses from the State of Michigan which has agreed to accept in the form of a simple two sentence statement from Marengo Township that because the property is zoned Agricultural it is exempt from requiring a Certificate of Occupancy. As previously disclosed in 8K filing dated July 18, 2022, PW Marengo recently secured the requested statement from Marengo Township and the application for cannabis licensing has been submitted to the State of Michigan. Power REIT and Marengo Township have agreed to continue with the mediation process to resolve remaining issues.

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii) breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages for unpaid rent including against the guarantors of the lease. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation.

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

As of June 30, 2022, we owned twenty-six property investments, through our ownership of our twenty-five subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Tulare Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the six months ended June 30, 2022, Power REIT collected approximately 65% of its consolidated revenue from five properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 21%, 13%, 11% and 10% of consolidated revenue respectively. The fifth is an aggregate of properties owned in whole or in part and guaranteed by one party through three separate LLC’s that represent 10% of consolidated revenue. The related party tenants in aggregate total 15% of consolidated income for the six months ended June 30, 2022.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of June 30, 2022, the balance of the 2015 PWRS Loan was approximately $7,655,000 (net of unamortized debt costs of approximately $269,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of June 30, 2022 is approximately $506,000 (net of approximately $2,800 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of June 30, 2022 is $14,713,000 (net of approximately $289,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. As of June 30,2022, $11,500,000 was drawn on the Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of June 30, 2022, we had outstanding debt in the principal amount of $35.0 million and had issued approximately $8.5 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, as of June 30, 2022 four of Power REIT’s properties are leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker:MILC) has controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the six months ended June 30, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $242,785, $125,695, $0 and $274,846 respectively. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

The market for cannabis in States that we operate may fluctuate dramatically which may have a material impact on the ability of our tenants to pay rent.

Cannabis is currently illegal at the Federal level and is regulated on a State-by-State basis. As more States provide legal frameworks for medical and/or adult-use cannabis, it is having an impact on the cannabis markets across the country. This nascent industry has experienced dramatic price swings in the past, but they have historically been relatively short lived. The Cannabis market in most states is currently experiencing significant price compression in most markets across the country which is impacting the financial performance and viability of many industry participants including, potentially, tenants of the Trust.

If Cannabis Price Compression continues we may need to further modify existing leases, which could result in lower revenue than anticipated from our existing leases or leases with replacement tenants as applicable.

To date we have modified seven of our leases in order to help tenants continue to work through the impact of the price compression which in some markets is currently below the cost of cannabis cultivation. The national regulated cannabis market has experienced significant price compression over the last few quarters mainly driven by increased cultivation capacity in certain markets beyond demand as well as the impact from more states legalizing cannabis which has impacted demand in other States. We are continually monitoring tenant viability, their ability to pay rent, and are committed to work with our tenants based on making a realistic assessment of their viability. If price compression continues we may need to further modify leases to reduce lease payments owed to us which could result in lower revenue to be derived from such leases. In addition, if our tenants are unable to make rental payments, we may need to lease properties to replacement tenants which may be on terms that are less favorable than our current leases in terms of revenue.

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

In addition, we could be impacted by local laws as well. On April 1, 2022, Power REIT’s wholly owned subsidiary of the Trust, PW CanRe Marengo LLC, filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan seeking equitable, declaratory and injunctive relief from the Township’s failure to provide necessary approvals for marijuana cultivation. If we are unable to obtain the necessary orders or approvals, we will not be able to generate the revenue we anticipated from the property located in Marengo, Michigan. If we should have the same difficulties obtaining approvals in other locations, our ability to generate revenue could be severely limited.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: August 12, 2022

