Form 10-Q
period 2022-09-30
Power REIT
filed 2022-11-14
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

3,389,661 common shares, $0.001 par value, outstanding at November 14, 2022.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Land	$10,781,752	$10,418,232
Greenhouse cultivation and processing facilities, net of accumulated depreciation	52,342,197	42,587,727
Greenhouse cultivation and processing facilities - construction in progress	22,486,854	13,318,883
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	94,760,803	75,474,842

Cash and cash equivalents	4,221,982	3,171,301
Accounts receivable	135,168	-
Other receivable - related party	40,277	-
Prepaid expenses and deposits	19,356	493,196
Intangible lease asset, net of accumulated amortization	3,448,037	3,760,556
Deferred debt issuance cost, net of amortization	48,681	274,003
Deferred rent receivable	1,150,004	2,094,292
Other assets	-	50,000
TOTAL ASSETS	$103,824,308	$85,318,190

LIABILITIES AND EQUITY
Accounts payable	$1,005,033	$79,371
Accrued interest	145,296	76,600
Deferred rent liability	1,165,872	861,916
Tenant security deposits	2,152,206	2,612,206
Prepaid rent	85,781	37,161
Intangible lease liability, net of accumulated amortization	112,924	142,700
Current portion of long-term debt, net of unamortized discount	2,783,353	641,238
Long-term debt, net of unamortized discount	35,602,689	22,555,911
TOTAL LIABILITIES	43,053,154	27,007,103

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of September 30, 2022 and December 31, 2021)	8,489,952	8,489,952

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of September 30, 2022 and 3,367,561 shares issued and outstanding as of December 31, 2021)	3,389	3,367
Additional paid-in capital	46,110,962	45,687,074
Retained earnings (accumulated deficit)	6,166,851	4,130,694
Total Equity	52,281,202	49,821,135

TOTAL LIABILITIES AND EQUITY	$103,824,308	$85,318,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	1,843,174	1,751,140	4,960,798	5,271,826
Rental income - related parties	(64,335)	564,189	578,991	670,532
Other income	56	3,269	75	7,515
TOTAL REVENUE	2,007,645	2,547,348	6,226,114	6,636,123

EXPENSES
Amortization of intangible assets	104,173	59,285	312,519	177,856
General and administrative	426,576	216,742	1,053,688	612,250
Property taxes	6,328	6,380	18,950	18,989
Depreciation expense	398,298	226,915	1,075,355	569,481
Interest expense	489,300	212,015	1,239,824	783,713
TOTAL EXPENSES	1,424,675	721,337	3,700,336	2,162,289

NET INCOME	582,970	1,826,011	2,525,778	4,473,834

Preferred Stock Dividends	(163,208)	(163,209)	(489,621)	(489,621)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$419,762	$1,662,802	$2,036,157	$3,984,213

Income Per Common Share:
Basic	$0.12	$0.50	$0.60	$1.27
Diluted	0.12	0.49	0.58	1.24

Weighted Average Number of Shares Outstanding:
Basic	3,386,252	3,322,433	3,373,681	3,129,978
Diluted	3,405,723	3,408,279	3,492,446	3,215,464

Cash dividend per Series A Preferred Share	$0.48	$0.48	$1.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended September 30, 2022 and 2021

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	$3,367	$45,796,174	$4,965,367	$50,764,908
Net Income	-	-	-	944,928	944,928
Cash Dividends on Preferred Stock	-	-	-	(163,206)	(163,206)
Stock-Based Compensation	-	-	109,100	-	109,100
Balance at June 30, 2022	3,367,261	$3,367	$45,905,274	$5,747,089	$51,655,730
Net Income	-	-	-	582,970	582,970
Cash Dividends on Preferred Stock	-	-	-	(163,208)	(163,208)
Stock-Based Compensation	22,400	22	205,688	-	205,710
Balance at September 30, 2022	3,389,661	$3,389	$46,110,962	$6,166,851	$52,281,202

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	1,108,128	1,108,128
Cash Dividends on Preferred Stock	-	-	-	(163,210)	(163,210)
Issuance of Common Shares for Cash	1,383,394	1,383	36,596,672	-	36,598,055
Stock-Based Compensation	-	-	66,158	-	66,158
Balance at March 31, 2021	3,299,533	$3,299	$48,739,884	$583,956	$49,327,139
Net Income	-	-	-	1,539,695	1,539,695
Cash Dividends on Preferred Stock	-	-	-	(163,202)	(163,202)
Stock Issuance Costs	-	-	(96,259)	-	(96,259)
Stock-Based Compensation	22,900	23	86,792	-	86,815
Balance at June 30, 2021	3,322,433	$3,322	$48,730,417	$1,960,449	$50,694,188
Net Income	-	-	-	1,826,011	1,826,011
Cash Dividends on Preferred Stock	-	-	-	(163,209)	(163,209)
Stock Issuance Costs	-	-	(6,930)	-	(6,930)
Stock-Based Compensation	-	-	114,677	-	114,677
Balance at September 30, 2021	3,322,433	$3,322	$48,838,164	$3,623,251	$52,464,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$2,525,778	$4,473,834

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible lease asset	312,519	177,856
Amortization of debt costs	65,611	25,582
Amortization of below market lease	(29,776)	-
Stock-based compensation	423,910	267,650
Depreciation	1,075,355	569,481

Changes in operating assets and liabilities
Accounts receivable	(135,168)	-
Accounts receivable - related party	(40,277)	-
Deferred rent receivable	944,288	(1,081,960)
Deferred rent liability	303,956	554,258
Prepaid expenses and deposits	473,840	(52,495)
Other assets	50,000	(35,000)
Accounts payable	925,662	(7,984)
Accounts payable - related parties	-	122,384
Tenant security deposits	(460,000)	1,173,594
Accrued interest	68,696	(78,192)
Prepaid rent	48,620	(27,132)
Net cash provided by operating activities	6,553,014	6,081,876

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(11,193,345)	(30,807,004)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(9,167,971)	(7,028,505)
Net cash used in investing activities	(20,361,316)	(37,835,509)

Financing Activities
Net proceeds from issuance of common stock for cash	-	36,494,866
Payment of debt issuance costs	(43,958)	-
Proceeds from long-term debt	16,000,000	-
Principal payment on long-term debt	(607,438)	(575,833)
Cash dividends paid on preferred stock	(489,621)	(489,621)
Net cash provided by financing activities	14,858,983	35,429,412

Net increase (decrease) in cash and cash equivalents	1,050,681	3,675,779

Cash and cash equivalents, beginning of period	$3,171,301	$5,601,826

Cash and cash equivalents, end of period	$4,221,982	$9,277,605

Supplemental disclosure of cash flow information:
Interest paid	$1,105,517	$836,323
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	$-	$4,997,803
Reclass of deferred debt issuance costs to liability upon loan draw	$255,165	$-

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

The Trust is structured as a holding company and owns its assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2022, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses.

On March 31, 2022, Power REIT acquired a 1,121,513 square foot CEA greenhouse in O’Neill Nebraska which is the Trust’s largest greenhouse to date and is the first acquisition with the focus on the cultivation of food crops.

During the nine months ended September 30, 2022, the Trust paid quarterly dividends of approximately $490,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2021, the last tax return completed to date, the Trust has a net operating loss of $24.8 million, which may reduce or eliminate this requirement.

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

The following table sets forth the computation of basic and diluted Income per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Numerator:

Net Income	$582,970	$1,826,011	$2,525,778	$4,473,834
Preferred Stock Dividends	(163,208)	(163,209)	(489,621)	(489,621)
Numerator for basic and diluted EPS - income available to common Shareholders	$419,762	$1,662,802	$2,036,157	$3,984,213

Denominator:
Denominator for basic EPS - Weighted average shares	3,386,252	3,322,433	3,373,681	3,129,978
Dilutive effect of options	19,471	85,846	118,765	85,486
Denominator for diluted EPS - Adjusted weighted average shares	3,405,723	3,408,279	3,492,446	3,215,464

Basic income per common share	$0.12	$0.50	$0.60	$1.27
Diluted income per common share	$0.12	$0.49	$0.58	$1.24

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the nine months ended September 30, 2022, and 2021, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for Candescent, which was determined the buildings have a useful life of 37 years. The Trust recorded an increase in depreciation expense for the nine months ended September 30, 2022 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the nine months ended September 30, 2022, and 2021, approximately $1,075,400 and $569,000 depreciation expense was recorded, respectively.

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

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the nine months ended September 30, 2022 and 2021, the Trust wrote off a net amount of approximately $17,200 and $320,500, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the nine months ended September 30, 2022 and 2021, approximately $7,200 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the nine months ended September 30, 2022 and 2021, approximately $170,600 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on the Trust’s consolidated balance sheets between Land, Improvements and Intangibles’ fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which is amortized over a 4.5-year period. For the nine months ended September 30, 2022 and 2021, approximately $134,700 and $0 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and is amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $29,800 and $0 was recognized for the nine months ended September 30, 2022, and 2021, respectively.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the nine months ended September 30, 2022, and 2021.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Nine Months Ended September 30, 2022
	Cost	Accumulated Amortization / Addition to Revenue	Accumulated Amortization / Addition to Revenue	Net Book Value
		Through 12/31/21	1/1/22 - 9/30/22

Asset Intangibles - PWTS	$237,471	$81,695	$7,240	$148,536
Asset Intangibles - PWRS	$4,713,548	$1,754,151	$170,616	$2,788,781
Asset Intangibles - Canndescent	$807,976	$162,593	$134,663	$510,720
Asset Intangibles Total	$5,758,995	$1,998,439	$312,519	$3,448,037

Liability Intangible - Canndescent	$(178,651)	$(35,951)	$(29,776)	$(112,924)

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2022 (3 months remaining)	$104,171
2023	416,690
2024	416,690
2025	343,874
2026	237,141
Thereafter	1,929,471
Total	$3,448,037

The following table provides a summary of the current estimate of future addition to revenue for Intangible Liability for the subsequent years ending December 31:

2022 (3 months remaining)	$9,924
2023	39,700
2024	39,700
2025	23,600
Total	$112,924

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

3 – ACQUISITIONS

2022 Acquisitions

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund improvements including the replacement of Energy Curtains for $534,430. There has been $0 paid by Power REIT for construction in progress through September 30, 2022.

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

4 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases based on an assessment that rent collection is probable. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. Total revenue from its leases recognized for the nine months ended September 30, 2022 and September 30, 2021 is approximately $6,233,000 and $6,636,000, respectively.

During the nine months ended September 30, 2022 and 2021, the Trust wrote off a net amount of approximately $17,200 and $320,500, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on nine greenhouse property leases located in Colorado, Nebraska and Oklahoma. The rent payments for these tenants will either be recorded as rental revenue on a cash basis or considered a lease in default.

Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing financial challenges. The Trust has offered certain of its cannabis tenants’ relief by amending leases to several of its tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payments in the future. These amendments were structured to not affect the total amount of rent from these leases. As of September 30, 2022, the Trust has executed ten of these lease amendments.

On January 1, 2022, PW CO CanRE Grail LLC (“PW Grail”), a wholly owned subsidiary entered into a new triple-net lease (the “Sandlot Lease”) with a new tenant, The Sandlot, LLC (“SL Tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and the construction budget PW Grail agreed to fund was increased by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. On June 1, 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and an additional guarantor was added to the lease. Revenue recognition for the Sandlot Lease is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property.

On January 1, 2022, the lease entered into with Walsenburg Cannabis LLC on May 21, 2021 (the “Walsenburg Lease”), was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that is housed on another Power REIT property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years with no renewal options. Revenue recognition for the Walsenburg Lease and its amendments is currently on a cash basis but no rental income is expected as the tenant has ceased operations at the property.

On March 1, 2022, the lease entered into with NorthEast Kind Assets, LLC on May 15, 2020 (the “Sweet Dirt Lease”) was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to 505 Harold L Dow Highway. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of September 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On July 15, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Third Amendment”) to restructure the timing of rent payments. The annual straight-line rent of the Sweet Dirt Lease did not change.

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. The term of the MillPro Lease is ten years with four, five-year renewal options. Revenue recognition for this lease was on a straight-line basis for Q2 2022 but for Q3 2022 has been adjusted to a cash-basis along with recognizing the security deposit as rental revenue. No further rental income is expected as the tenant has ceased operations at the property. Power REIT is exploring strategic alternatives for the property including seeking a replacement tenant.

On May 1, 2022, PW CO CanRE MF LLC (“CanRE MF”), a wholly owned subsidiary of the Trust, entered into a new triple-net lease (the “EB Lease”) with Elevate & Bloom, LLC (“EB Tenant”) for one of the two subdivided lots owned in Ordway CO and previously occupied by PSP Management LLC (“PSP”) which was evicted. The term of the EB Lease is 20 years and provides two options to extend for additional five-year periods. Power REIT’s total commitment to this project is approximately $1,282,000 and as of September 30, 2022, $543,800 has been funded. The EB Lease also has financial guarantees from affiliates of the EB Tenant. The EB Lease is structured to provide an annual straight-line rent of approximately $239,000.

On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant as well as to restructure the timing of lease payments. The additional revenue on an annualized straight-line basis is approximately $62,000. However, based on the history of payments, revenue recognition for the Apotheke Tenant is currently being handled on a cash-basis due to rent arrearages. The Trust may commence straight-lining revenue recognition in the future based on an ongoing assessment of the ability of the Apotheke Tenant to pay rent.

Due to the uncertainty around timing for securing the necessary regulatory approvals for marijuana cultivation, the lease with Marengo Cannabis LLC (the “MarCann Tenant”) was amended on June 27, 2022 to restructure monthly rent payments over the course of the lease such that cash rent payment are scheduled to begin in January 2023. An adjustment to future rent was made such that the total amount of rent due under the lease did not change. Due to the uncertainty of the outcome of the litigation with Marengo Township, revenue recognition for the MarCann Tenant is currently being handled on a cash-basis and the terms of the lease will likely need to be amended based on the timing of finalizing the cannabis licensing. The Trust may commence straight-lining revenue recognition in the future based on an assessment of the ability of the MarCann Tenant to pay rent.

On September 7, 2022, 19977, LLC assigned its lease with PW CO CanRE JAB LLC (“PW JAB”) to Jackson Farms, LLC (the “Tam 18 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and two additional guarantors were added to the lease.

On September 8, 2022, Green Leaf Lane, LLC assigned its lease with PW CO CanRE Mav 5 LLC (“PW Mav 5”) to Jackson Farms, LLC (the “Mav 5 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and two additional guarantors were added to the lease.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the nine months ended September 30, 2022, Power REIT collected approximately 56% of its consolidated revenue from four properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, and Regulus Solar, LLC which represent 22%, 13%, 11% and 10% of consolidated revenue respectively. Comparatively, during the nine months ended September 30, 2021, Power REIT collected approximately 36% of its consolidated revenue from three properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”) and Norfolk Southern Railway which represent 15%, 11% and 10% of consolidated revenue respectively.

The following table represents the aggregate annual cash rent from all leases related to the Trust’s portfolio as of September 30, 2022, and follows for the subsequent years ending on December 31. The rent amounts included in the schedule is for tenants who are not currently being treated on a cash basis for revenue recognition:

2022 (3 Months Remaining)	$1,487,918
2023	$10,159,968
2024	$7,832,305
2025	$6,639,923
2026	$4,926,375
Thereafter	$91,244,752
Total	$122,291,241

5 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of September 30, 2022 and December 31, 2021 is approximately $58,000 and $64,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2022 and December 31, 2021 is approximately $498,000 (net of approximately $2,100 of capitalized debt costs which are being amortized over the life of the financing) and $521,000 (net of approximately $4,100 of capitalized debt costs which are being amortized over the life of the financing), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of September 30, 2022 and December 31, 2021, the balance of the 2015 PWRS Loan was approximately $7,395,000 (net of unamortized debt costs of approximately $263,000) and $7,803,000 (net of unamortized debt costs of approximately $280,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of September 30, 2022 and December 31, 2021 is $14,664,000 (net of approximately $287,000 of capitalized debt costs) and $14,809,000 (net of approximately $293,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a debt facility with initial availability of $20 million (the “Debt Facility”). The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility is 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement was established. Power REIT is in compliance with the debt service ratio as of September 30, 2022. Debt issuance expenses of approximately $275,000 and $44,000 have been capitalized during the year ended December 31, 2021 and during the nine months ended September 30, 2022 respectively. Amortization of approximately $41,000 has been recognized for the nine months ended September 30, 2022 and approximately $255,165 deferred debt issuance costs were re-classed as contra liability upon the loan draw. During the nine months September 30, 2022, $16,000,000 was drawn on the Debt Facility.

The approximate amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2022 is as follows:

Total Debt

2022 (3 months remaining)	67,579
2023	4,026,392
2024	3,735,142
2025	3,945,950
2026	4,168,573
Thereafter	23,224,008
Long term debt	$39,167,644

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

Summary of Stock Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire 205,000 shares of common stock at a price of $13.44 to its independent trustees and officers. The term of each option is 10 years. The options vest over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022.

The Trust accounts for share-based payments using the fair value method. The Trust recognizes all share-based payments in our financial statements based on their grant date fair values and market closing price, calculated using the Black-Scholes option valuation model.

The following assumptions were made to estimate fair value:

Expected Volatility	63%
Expected Dividend Yield	0%
Expected Term (in years)	5.8
Risk Free Rate	3.05%
Estimate of Forfeiture Rate	0%

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture, and as a policy, has used a 0 percent forfeiture rate in calculating unrecognized share-based compensation expense and will instead, account for forfeitures as they occur.

The summary of stock-based compensation activity for the nine months ended September 30, 2022, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2021	-	-	-
Plan Awards	205,000	$13.44	-
Options Exercised	-	-	-
Balance as of September 30, 2022	205,000	13.44	-

Options expected to vest September 30, 2022	11,389	13.44	-
Options exercisable as of September 30, 2022	11,389	$13.44	-

The weighted average remaining term of the options is 9.79 years.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer and independent trustees. The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the nine months ended September 30, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	31,260	24.83
Plan Awards	22,400	13.44
Restricted Stock Forfeited	(300)	37.18
Restricted Stock Vested	(17,836)	18.70
Balance as of September 30, 2022	35,524	20.62

During the nine months ended September 30, 2022, 300 shares of unvested restricted stock was forfeited upon one previous board member’s resignation from the board.

Stock-based Compensation

During the nine months ended September 30, 2022, the Trust recorded approximately $423,900 of non-cash expense related to restricted stock and options granted compared to approximately $268,000 for the nine months ended September 30, 2021. As of September 30, 2022, there was approximately $2,268,352 of total unrecognized share-based compensation expense, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the nine months ended September 30, 2022, the Trust paid a total of approximately $490,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

7 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the nine months ended September, 2022 compared to $48,000 paid during the nine months ended September 30, 2021. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. Total rental income recognized for the nine months ended September 30, 2022 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $260,296, $125,695, $0 and $193,000 respectively. As of September 30, 2022, there is an receivable for $40,277 due from MILC related to property insurance costs.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of September 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with IntelliGen Power Systems, the lease transactions with subsidiaries and affiliates of MILC, and the reimbursement to HBP for services described herein, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

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

9 - SUBSEQUENT EVENTS

Effective October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement was established.

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

We are structured as a holding company and own our assets through twenty-five direct and indirect wholly owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. We were formed as part of a reorganization and reverse triangular merger of Pittsburgh & West Virginia Railroad (“P&WV”) that closed on December 2, 2011. P&WV survived the reorganization as our wholly-owned subsidiary. Our investment strategy, which is focused on transportation, CEA and energy infrastructure-related real estate, builds upon P&WV’s historical ownership of railroad real estate assets, which are currently triple-net leased to Norfolk Southern Railroad (“NSC”). We typically enter into long-term triple net leases where tenants are responsible for all ongoing costs related to the property, including insurance, taxes and maintenance.

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

As of September 30, 2022, our portfolio consisted of approximately 112 miles of railroad infrastructure and related real estate leased to a railway company which is owned by our subsidiary, P&WV, approximately 601 acres of fee simple land leased to a number of solar power generating projects with an aggregate generating capacity of approximately 108 MW and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction greenhouses. We are actively seeking to grow our portfolio of CEA for food and cannabis production.

Recent Developments

During the nine months ended September 30, 2022, we added to our portfolio of CEA properties by acquiring a new greenhouse property in Nebraska for crop cultivation. In addition, we amended existing cannabis leases to increase Power REIT’s investment with a corresponding increase in rental income and entered into new cannabis leases to replace tenants on vacated properties. Due to the significant price compression of the wholesale cannabis market, many of our cannabis tenants are currently experiencing financial challenges. The Trust has offered certain of its cannabis tenants relief by amending leases to several of our tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payment in the future. These amendments were structured to not affect the total amount of rent from these leases. As of September 30, 2022, the Trust has executed ten of these lease amendments.

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2022, cannabis licensing for Power REIT’s property located in Michigan has been delayed based on a lack of cooperation from Marengo Township where the property is located. As part of securing cannabis licenses from the Michigan Cannabis Regulatory Agency (“CRA”), a Certificate of Occupancy (“CO”) must be submitted where applicable. Pursuant to the Marengo Township zoning map, the Property is zoned Agricultural and was given a Marijuana Overlay, which according to the Marengo Township Ordinance does not change the underlying zoning. As such, the Property does not require a CO and the CRA agreed in writing to accept a simple two sentence letter (the “CO Letter”) as an alternative to providing a CO. PW Marengo pursued the agreed upon CO Letter from Marengo Township which was initially unwilling to cooperate which ultimately led to the initiation of two litigations against Marengo Township.

After commencement of the litigation process, we ultimately secured the CO Letter from the Marengo Township Supervisor confirming that the property does not need a CO. The CO Letter is in the form that the CRA previously agreed to accept. Based on the receipt of the CO Letter, the CRA licensing process moved forward and on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure the approval of the Michigan Bureau of Fire Services (“BFS”). Unfortunately, after receiving the CRA pre-approval for the property, the attorney for the Township sent an email to the CRA indicating the facility was not in compliance with the Township requirements which resulted in a withdrawal of the application to CRA which can be re-submitted once the issues with Marengo Township are resolved. Despite having to withdraw the application to the CRA, we have been able to continue the process with the BFS. The process was fairly involved and required justifying the level of the hazards as reasonable for operation. On November 4, 2022, we received an approval of our plans from BFS which is subject to a final physical inspection which will take place once we are finalizing the license.

On October 24, 2022, PW Marengo submitted an application to the Marengo Township Construction Board of Appeals (“CBA”) as another potential path towards the resolution of the dispute. We are currently awaiting a date for the CBA meeting which could resolve the issue that is causing the licensing delays. The CBA is currently scheduled for November 21, 2022.

We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including a court ordered mediation process. See “Legal Proceedings” for more information regarding the litigation. See “Legal Proceedings” for more information regarding the litigation.

Due to the uncertainty around timing for securing the necessary regulatory approvals for marijuana cultivation, the lease with Marengo Cannabis LLC was amended on June 27, 2022 to restructure monthly rent payments over the course of the lease such that rent payments are scheduled begin in January, 2023. The rent was restructured such that the total rent over the life of the lease does not change. Due to the uncertainty of the timing for receipt of cash rent, the Trust concluded in the first quarter of 2022 that income from this lease will be considered on a cash basis rather than on a straight-line basis until there is more certainty regarding the ability to pay rent based on commencement of operations. At this time, given the further delays, it is unexpected that rent will commence in January 2023 and we are exploring options related to a further restructuring.

On January 1, 2022, PW CO CanRE Grail LLC (“PW Grail”), a wholly owned subsidiary entered into a new triple-net lease (the “Sandlot Lease”) with a new tenant, The Sandlot, LLC (“SL Tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and it was agreed upon to increase the construction budget by $71,000. Power REIT’s total commitment to this project is approximately $2,432,000. On June 1, 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and an additional guarantor was added to the lease. Revenue recognition for the Sandlot Lease is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property.

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be housed on another Power REIT property pursuant to a sublease. The term of the Walsenburg Lease Amendment is ten years with no renewal options. Revenue recognition for the Walsenburg Lease and its amendments is currently on a cash basis but no rental income is expected as the tenant has ceased operations at the property.

On March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of September 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On July 15, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Third Amendment”) to restructure the rent schedule. The annual straight-line rent of the Sweet Dirt Lease did not change.

On March 31, 2022, Power REIT, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. The term of the MillPro Lease is ten years with four, five-year renewal options. Revenue recognition for this lease was on a straight-line basis for Q2 but has been adjusted to a cash-basis recognizing the security deposit as rental revenue. No further rental income is expected as the tenant has ceased operations at the property. Power REIT is exploring strategic alternatives for the property including seeking a replacement tenant.

On May 1, 2022, PW CO CanRE MF LLC (“CanRE MF”), a wholly owned subsidiary of the Trust, entered into a new triple-net lease (the “EB Lease”) with Elevate & Bloom, LLC (“EB Tenant”) for one of the two subdivided lots owned in Ordway CO and previously occupied by PSP Management LLC (“PSP”) which was evicted. The term of the EB Lease is 20 years and provides two options to extend for additional five-year periods. Power REIT’s total commitment to this project is approximately $1,282,000 and as of September 30, 2022, $543,800 has been funded. The EB Lease also has financial guarantees from affiliates of the EB Tenant. The EB Lease is structured to provide an annual straight-line rent of approximately $239,000.

On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant as well as to restructure the timing of lease payments. The additional revenue on an annualized straight-line basis is approximately $62,000. However, based on the history of payments, revenue recognition for the CanRE Apotheke property is currently being handled on a cash-basis due to rent arrearages. The Trust may commence straight-lining based on an ongoing assessment of the ability of the tenant to pay rent.

On September 7, 2022, 19977, LLC assigned its lease with PW CO CanRE JAB LLC (“PW JAB”) to Jackson Farms, LLC (the “Tam 18 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and two additional guarantors were added to the lease.

On September 8, 2022, Green Leaf Lane, LLC assigned its lease with PW CO CanRE Mav 5 LLC (“PW Mav 5”) to Jackson Farms, LLC (the “Mav 5 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and two additional guarantors were added to the lease.

The following table is a summary of the Trust’s properties as of November 2022:

Property Type/Name	Acres	Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV - Norfolk Southern		112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54	5.7	Dec-11	22	1,005,538	-
California
PWTS	18	4.0	Mar-13	25	310,000	-
PWTS	18	4.0	Mar-13	25	310,000	-
PWTS	10	4.0	Mar-13	25	310,000	-
PWTS	10	4.0	Mar-13	25	310,000	-
PWTS	44	4.0	Mar-13	25	310,000	-
PWRS	447	82.0	Apr-14	20	9,183,548	-
	601	107.7			$11,739,086	$-

Greenhouse - Cannabis[3]
Colorado
JAB	5.20	16,416	Jul-19	20	1,594,582	97
Jackson Farms	2.11	12,996	Jul-19	20	1,075,000	83
Grassland	5.54	26,940	Feb-20	20	1,908,400	71
Green Street	5.00	26,416	Feb-20	20	1,995,101	76
Fifth Ace	4.32	18,000	Sep-20	20	1,311,039	73
Green Mile	2.11	18,528	Dec-20	20	1,311,116	71
Apotheke	4.31	21,548	Jan-21	20	2,061,541	96
PSP	2.09	24,360	Oct-20	20	2,642,943	108
Gas Station	2.20	24,512	Feb-21	20	2,080,413	85
Cloud Nine	4.00	38,440	Apr-21	20	1,872,282	49
Walsenburg	35.00	102,800	May-21	20	4,862,730	47
JKL	10.00	24,880	Jun-21	20	1,781,847	72
Jackson Farms	5.20	15,000	Nov-21	20	1,358,664	91
The Sandlot	4.41	27,988	Jan-22	20	2,239,869	80
Elevate & Bloom	2.37	9,384	May-22	20	418,696	45
Maine
Sweet Dirt	6.64	48,238	May-20	20	8,778,222	182
California
Canndescent	0.85	37,000	Jan-21	5	7,685,000	208
Oklahoma
Vinita Cannabis	9.35	40,000	Jun-21	20	2,588,377	65
Michigan
Marengo Cannabis	61.14	556,146	Sep-21	20	23,038,095	46

Greenhouse - Produce[3]
Nebraaska
Millennium Produce of Nebraska	90.88	1,121,153	Apr-22	10	9,350,000	8

Greenhouse Total	262.72	2,210,745			$79,953,917	$36

Grand Total					$100,843,003

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Not including renewal options

3 Gross Book Value represents acquisition plus improvements funded - does not include outstanding capital commitments

Critical Accounting Estimates

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

Cannabis Price Compression

The national regulated cannabis market has experienced significant price compression over the last few quarters mainly driven by increased cultivation capacity in certain markets beyond demand as well as the impact from more states legalizing cannabis which has impacted demand in other States. Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing financial challenges. We are continually monitoring tenant viability, their ability to pay rent, and are committed to work with our tenants based on making a realistic assessment of their viability. As part of this process, we have entered into lease modifications with certain of our tenants to help them continue to work through the impact of the price compression which in some markets is currently below the cost of production which is not sustainable and should ultimately lead to a price recovery. The Trust’s investment thesis is that greenhouse cultivation is the sustainable approach from both an environmental and economic perspective and that the price compression should ultimately help move cultivation towards greenhouses.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenue during the three months ended September 30, 2022, and 2021 was $2,007,645 and $2,547,348, respectively. Revenue during the three months ended September 30, 2022, consisted of revenue from lease income from direct financing lease of $228,750, total rental income including rental income from non-related parties of $1,843,174, rental expense from related parties of $64,335 and miscellaneous income of $56. The decrease in total revenue was primarily related to a $628,524 decrease in rental income from related parties, offset by an increase of $92,034 in rental income from unrelated parties, and a decrease in other income of $3,213. Expenses for the three months ended September 30, 2022 increased by $703,338 as compared to total expenses for the three months ended September 30, 2021 primarily due to an increase in general and administrative expenses of $209,834 due to increased lawyer fees, payroll, stock based compensation netted with a decrease in back office fees, an increase in amortization of intangible assets of $44,888, an increase in interest expense of $277,285 due to drawing more funds on the Debt Facility and an increase in depreciation expense of $171,383. Net income attributable to Common Shares during the three months ended September 30, 2022 and 2021 was $419,762 and $1,662,802, respectively. Net income attributable to common shares decreased by $1,243,040 primarily due to the decrease in rental income along with an increase in depreciation, interest and general and administrative expenses.

For the three months ended September 30, 2022 and 2021, we paid a cash dividend to our holders of Series A Preferred Stock of $163,208 and $163,209, respectively.

Nine Months Ended September 30, 2022, and 2021

Revenue during the nine months ended September 30, 2022 and 2021 was $6,226,114 and $6,636,123, respectively. Revenue during the nine months ended September 30, 2022, consisted of total rental income including revenue from related parties of $578,991, revenue from non-related parties of $4,960,798, direct financing lease income of $686,250 and other income of $75. The decrease in total revenue was primarily related to a $91,541 decrease in rental income from transactions with related parties, a $311,028 decrease in rental income from unrelated parties and a decrease in other income of $7,440. Expenses for the nine months ended September 30, 2022 increased by $1,538,047 as compared to total expenses for the nine months ended September 30, 2021 primarily due to an increase in general and administrative expenses of $441,438 due to increased legal, audit and stock based compensation expenses, an increase in depreciation expense of $505,874, an increase in interest expense of $456,111 due to the draw on the Debt Facility, and an increase in amortization of intangible assets of $134,663. Net income attributable to common shares during the nine months ended September 30, 2022 and 2021 was $2,036,157 and $3,984,213, respectively. Net income attributable to common shares decreased by $1,948,056 primarily due to an increase in depreciation expense, general and administrative expenses, amortization of intangible assets, an increase in interest expense and a decrease in rental income from both, related and unrelated parties.

For the nine months ended September 30, 2022, and 2021, we paid a cash dividend to our holders of Series A Preferred Stock of $489,621 and $489,621, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $4,221,982 as of September 30, 2022, an increase of $1,050,681 from December 31, 2021. During the nine months ended September 30, 2022, the increase in cash was primarily due to the second draw on the Debt Facility.

With the cash available as of November 2022 coupled with the availability of the Debt Facility, we believe these resources may be sufficient to fund our operations and commitments in the near term depending on rent collections. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of legal and other professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities and proceeds from borrowings which may be secured by liens on assets.

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

A reconciliation of our Core FFO to net income for the nine months ended September 30, 2022, and 2021 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,007,645	$2,547,348	$6,226,114	$6,636,123

Net Income	$582,970	$1,826,011	$2,525,778	$4,473,834
Stock-Based Compensation	205,710	114,677	423,910	267,650
Interest Expense - Amortization of Debt Costs	21,817	8,527	65,611	25,582
Amortization of Intangible Lease Asset	104,173	59,285	312,519	177,856
Amortization of Intangible Lease Liability	(9,925)	-	(29,776)	-
Depreciation on Land Improvements	398,298	226,915	1,075,355	569,481
Core FFO Available to Preferred and Common Stock	1,303,043	2,235,415	4,373,397	5,514,403

Preferred Stock Dividends	(163,208)	(163,209)	(489,621)	(489,621)

Core FFO Available to Common Shares	$1,139,835	$2,072,206	$3,883,776	$5,024,782

Weighted Average Shares Outstanding (basic)	3,386,252	3,322,433	3,373,681	3,129,978

Core FFO per Common Share	0.34	0.62	1.15	1.61

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2022 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 15, 2022, Power REIT’s subsidiary, PW CanRe Cloud Nine LLC (“PW Cloud Nine”), filed for the eviction of its tenant Cloud Nine for failure to pay rent when due. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine LLC. Cloud Nine LLC has appealed the eviction ruling. The appeal is still pending as of the date of this filing. The case is pending in Crowley County Colorado District Court (Case Number: 222cv30004). Cloud Nine has deposited $25,000 cash bond with the court and on April 29,2022 PW Cloud Nine LLC filed a motion to increase the bond amount to reflect the full amount of unpaid rent and continuing rent obligations of $83,275.15 per month. On September 16, 2022, PW Cloud Nine LLC filed an additional motion seeking to increase the bond amount to reflect the full amount of unpaid rent.

On April 1, 2022, Power REIT’s wholly owned subsidiary, PW CanRe Marengo LLC (“PW Marengo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan (the “Complaint”). The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief related thereto. On June 6, 2022, the Township of Marengo, Michigan filed its answer to the Complaint. On July 5, 2022 the court held a status conference which required the parties to participate in a mediation to occur within 30 days. On August 1, 2022, PW Marengo filed a Stipulation dismiss the Complaint, but the parties have agreed to continue the court ordered mediation and extend the deadline for mediation while working to finalize an agreed upon mediator.

On June 30, 2022, PW Marengo, filed a Verified Complaint in Calhoun County Michigan, (the “Calhoun Complaint”) and the Case Number is 22-1760-AW. The Complaint was an action to compel the Township to allow PW Marengo to appear before the Marengo Township Zoning Board of Appeals (“ZBA”). On June 10, 2022, PW Marengo filed an application to the ZBA to secure an affirmation that, because the greenhouse property is zoned as Agricultural, it is exempt from requirements of seeking building permits and a Certificate of Occupancy. On June 24, 2022, two representatives of the Township indicated that they were rejecting the application to the ZBA because the property is zoned agricultural and exempt from requiring a Certificate of Occupancy and therefore there is no reason to hold the meeting. Unfortunately, when pressed, the representatives were unwilling to put this in writing which we believe would have been sufficient to resolve the requirements for the State of Michigan cannabis licensing. PW Marengo was seeking documentation that is necessary to secure cannabis licenses from the State of Michigan which has agreed to accept in the form of a simple two sentence statement from Marengo Township that because the property is zoned Agricultural it is exempt from requiring a Certificate of Occupancy.

After commencement of the litigation process, we ultimately secured the CO Letter from the Marengo Township Supervisor confirming that the property does not need a CO. The CO Letter is in the form that the CRA previously agreed to accept. Based on the receipt of the CO Letter, the CRA licensing process moved forward and on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure the approval of the Michigan Bureau of Fire Services (“BFS”). The BFS process is currently underway but there is no certainty as to the timing to complete this process. Unfortunately, after receiving the CRA pre-approval for the property, the attorney for the Township sent an email to the CRA indicating the facility was not in compliance with the Township requirements. Based on this, we once again sought to convene the ZBA which occurred on September 7, 2022. Unfortunately, the ZBA did not vote on what was requested in the application but rather “denied a change of zoning” which was not sought. Accordingly, on September 27, 2022, PW Marengo filed a Claim of Appeal of the outcome of the ZBA in the Circuit Court for the County of Calhoun in the State of Michigan (Case Number 20222609AA). Despite having to withdraw the application to the CRA, we have been able to continue the process with the BFS. The process was fairly involved and required justifying the level of the hazards as reasonable for operation. On November 4, 2022, we received an approval of our plans from BFS which is subject to a final physical inspection which will take place once we are finalizing the license.

On October 17, 2022, the Calhoun Complaint (Case Number is 22-1760-AW) was amended in its entirety seeking equitable, declaratory and injunctive relief arising out of the Township’s false promises, and constitutional violations arising from the Township’s deprivation of Plaintiff’s civil rights through its refusal and failure to comply with state law and its own ordinances.

We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including a court ordered mediation process.

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

As of September 30, 2022, we owned twenty-six property investments, through our ownership of our twenty-five subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Tulare Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. During the nine months ended September 30, 2022, Power REIT collected approximately 56% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, and Regulus Solar, LLC which represent 22%, 13%, 11% and 10% of consolidated revenue respectively. Comparatively, during the nine months ended September 30, 2021, Power REIT collected approximately 36% of its consolidated revenue from three properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”) and Norfolk Southern Railway which represent 15%, 11% and 10% of consolidated revenue respectively.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of September 30, 2022, the balance of the 2015 PWRS Loan was approximately $7,395,000 (net of unamortized debt costs of approximately $263,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of September 30, 2022 is approximately $498,000 (net of approximately $2,100 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of September 30, 2022 is $14,664,000 (net of approximately $287,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. As of September 30,2022, $16,000,000 was drawn on the Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of September 30, 2022, we had outstanding debt in the principal amount of $39.0 million and had issued approximately $8.5 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, as of September 30, 2022 four of Power REIT’s properties are leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker:MILC) has controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the nine months ended September 30, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $260,296, $125,695, $0 and $193,000 respectively. Also, a portion of the property improvement budget for Sweet Dirt Lease Second Amendment, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of September 30, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied.

Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, Intelligen Power Systems, LLC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

If Cannabis Price Compression continues, we may need to further modify existing leases, which could result in lower revenue than anticipated from our existing leases or leases with replacement tenants as applicable.

To date we have modified ten of our leases in order to help tenants continue to work through the impact of the price compression which in some markets is currently below the cost of cannabis cultivation. The national regulated cannabis market has experienced significant price compression over the past year driven by increased cultivation capacity in certain markets beyond demand as well as the impact from more states legalizing cannabis which has impacted demand in other States. Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing financial challenges. We are continually monitoring tenant viability, their ability to pay rent, and are committed to work with our tenants based on making a realistic assessment of their viability. If price compression continues, we may need to further modify leases to reduce lease payments owed to us which could result in lower revenue to be derived from such leases. In addition, if our tenants are unable to make rental payments, we may need to cover property related expenses and lease properties to replacement tenants which may be on terms that are less favorable than our current leases in terms of revenue. We may also look to sell properties and may not recover our investment.

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

Currently, there are 37 states plus the District of Columbia and certain U.S. territories that have laws and/or regulations that recognize, in one form or another, consumer use of cannabis in connection with medical treatment. Of those, 19 states plus the District of Columbia and certain U.S. territories have laws and/or regulations that permit the adult-use of cannabis. As cannabis is classified as a Schedule I substance under the CSA, U.S. federal laws and regulations prohibit a range of activities regarding cannabis. Unless and until Congress amends the CSA with respect to cannabis (the timing and scope of which is not assured and hard to predict), there is a risk that governmental authorities in the United States may enforce current U.S. federal law, and we may, through our business activities, be deemed to be operating in direct violation of U.S. federal law. Accordingly, active enforcement of the current U.S. federal regulatory position on cannabis could have a material adverse effect on us. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated policy remains uncertain, and any regulations prohibiting the use of cannabis, or prohibiting cannabis-related activities, could have an adverse effect on our business, financial condition and results of operations.

In addition, we could be impacted by local laws as well. Power REIT’s wholly owned subsidiary of the Trust, PW CanRe Marengo LLC is currently seeking necessary approvals and cooperation from the Township of Marengo, Michigan to allow its property to proceed with marijuana cultivation. If we are unable to obtain the necessary approvals, the potential to generate revenue from the property will continue to be negatively impacted. If we should have the same difficulties obtaining approvals in other locations, our ability to generate revenue could be severely limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Declaration of Trust of Power REIT dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT dated October 20, 2011 incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A cumulative Redeemable Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 8-A (File Number 001-36312) filed with the Securities and Exchange Commission as of February 11, 2014.

Exhibit 10.43	Lease Agreement with Millennium Produce of Nebraska LLC, incorporated by reference to Exhibit 10.1 to the Current Report for 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 31, 2022.

Exhibit 10.44	Second Lease Amendment with NorthEast Kind Assets LLC, incorporated by reference to Exhibit 10.1 to the Current Report for 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 21, 2022.

Exhibit 10.45	Second Lease Amendment with Walsenburg Cannabis LLC, incorporated by reference to Exhibit 10.45 to the Current Report for 10-Q (File No. 001-36312) filed with the Securities and Exchange Commission on August 12,2022.

Exhibit 31.1	Section 302 Certification for David H. Lesser

Exhibit 32.1	Section 906 Certification for David H. Lesser

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: November 14, 2022

