Form 10-K
period 2022-12-31
Power REIT
filed 2023-03-31
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2022, the Registrant’s most recently completed second fiscal quarter, was approximately $34,815,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2022 of $12.73.

As of March 31, 2023, there were 3,389,661 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) document contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements by the use of words such as “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “would,” “should,” “project,” “plan,” “assume” or other similar words or expressions, or negatives of such words or expressions, although not all forward-looking statements can be identified in this way. All statements contained in this document regarding strategy, plans, future operations, projected financial condition or results of operations, prospects, the future of Power REIT’s industries and markets, outcomes that might be obtained by pursuing management’s plans and objectives, and similar subjects, are forward-looking statements. Over time, Power REIT’s actual performance, results, financial condition and achievements may differ from the anticipated performance, results, financial condition and achievements that are expressed or implied by Power REIT’s forward-looking statements, and such differences may be significant and materially adverse to Power REIT and its security holders.

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

Summary Risk Factors

The following is a summary of the risks relating to Power REIT. A more detailed description of each of the risks can be found below under the section captioned “Risk Factors”.

Risks Related to our Operations

●	The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.
●	We have a limited operating history and operate in an industry in its very early stages of development.
●	Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults.
●	Our tenants operate in a nascent industry that has experienced pricing gyrations which may impact their ability to pay rent.
●	Our tenants may be unable to operate their businesses and default on their lease payments to us.
●	Our business activities and the business activities of our cannabis tenants are currently illegal under U.S. federal law.
●	The failure to implement our business strategy could be negatively affect our operations.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We operate in a highly competitive market for investment opportunities.
●	The properties we have or do acquire that are acquired, “as-is” are subject to risk.
●	We will continue to need additional capital to make new investments.
●	The investment portfolio is concentrated in a relatively few number of investments, industries and lessees.
●	Our property portfolio has a high concentration of properties located in certain states.
●	If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease and we could default on our secured loans.
●	Our operating results may be negatively affected by development and construction delays and cost overruns.
●	The valuation and accounting treatment of certain long-lived assets could result in future asset impairments.
●	The illiquidity of real estate investments might delay or prevent us from selling properties at times desired.
●	We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.
●	If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.
●	We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss.
●	Secured indebtedness exposes us to the possibility of foreclosure.
●	Many factors, including changes in interest rates and the negative perceptions of the cannabis sector generally, can have an adverse effect on the market value of our securities.
●	Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations.
●	Our securities with claims that are senior to our common shares may limit or prevent us from paying dividends.
●	We are dependent upon Mr. David H. Lesser for our success.
●	Our management team may have interests that conflict with the Trust’s interests.
●	Our lessees ability to pay us is expected to be dependent solely on the revenues of a specific project.
●	Some losses related to our real property assets may not be covered by insurance.
●	Discovery of environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them could adversely affect us.
●	Changes in interest rates may negatively affect the value of our assets and securities and access to financing.
●	Our quarterly results may fluctuate.
●	The assets in our portfolio may be subject to impairment charges.
●	We may fail to remain qualified as a REIT.
●	We could lose our status as a REIT which would subject us to U.S. federal income tax and applicable state and local taxes.
●	If we are deemed to be subject to Section 280E of the Code that could cause us to incur U.S. federal income tax and jeopardize our REIT status.

●	If we are deemed to be subject to Section 280E of the Code because of the business activities of our tenants, the resulting disallowance of tax deductions could cause us to incur U.S. federal income tax and jeopardize our REIT status.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
●	If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
●	Net leases may not result in fair market lease rates over time.
●	If a sale-leaseback transaction is recharacterized in a lessee’s bankruptcy proceeding, our financial condition could be adversely affected.
●	Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts.

Risks Related to Our Investments

●	Certain properties in our portfolio could be considered special purpose use assets which may impact market value and the ability to lease to generate income.
●	Our investments in greenhouse properties may be difficult to sell or re-lease.
●	Our focus on non-traditional real estate asset classes will subject us to more risks than if we were broadly diversified to include other assets classes.
●	Renewable energy resources are complex, and our investments in them rely on long-term projections.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and supply.
●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	Factors could lead to the Trust losing one or both of its NYSE American listings.
●	Low trading volumes in our listed securities may adversely affect holders’ ability to resell their securities.
●	Our stock price has fluctuated in the past and has recently been volatile.
●	Our ability to issue Preferred Stock could adversely affect the rights of existing holders of our equity securities.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our Preferred Stock is subject to interest rate risk.
●	Inflation may negatively affect the value of our equity securities.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt.
●	Holders of Series A Preferred Stock have limited voting rights.
●	Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.
●	The change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our trust.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

Risks Related to Regulation

●	We cannot assure you that our securities will remain listed on the NYSE American.
●	The U.S. federal government’s approach towards cannabis laws may be subject to change.
●	We cannot predict the impact that future regulations may have on us.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.
●	State and local regulation of cannabis may negatively impact our properties and the viability of tenant operations related thereto.
●	We and our cannabis tenant may have difficulty accessing the service of banks.

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

The Trust is structured as a holding company and owns its assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2022, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

In 2019, we expanded the focus of our real estate activities to include CEA properties in the form of greenhouses in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of greenhouses which use approximately 70% less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Certain of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. During 2022 we acquired a greenhouse focused on the cultivation of tomatoes. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property. We typically enter into long-term “triple net” leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

Corporate Structure

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. Currently, the Trust is structured as a holding company and owns its assets through twenty-five wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue.

The chart below shows the organizational structure of the Trust as of December 31, 2022.

Properties

As of December 31, 2022, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 263 acres of land with 2,211,000 square feet of existing or under construction greenhouse/processing space.

Below is a chart that summarizes our properties as of December 31, 2022:

Property Type/Name	Acres	Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV - Norfolk Southern		112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54	5.7	Dec-11	22	1,005,538	-
California
PWTS[7]	18	4.0	Mar-13	25	310,000	-
PWTS[7]	18	4.0	Mar-13	25	310,000	-
PWTS[7]	10	4.0	Mar-13	25	310,000	-
PWTS[7]	10	4.0	Mar-13	25	310,000	-
PWTS[7]	44	4.0	Mar-13	25	310,000	-
PWRS	447	82.0	Apr-14	20	9,183,548	-
Solar Total	601	107.7			$11,739,086	$-

Greenhouse - Cannabis
Colorado
JAB - Mav 1[5,6]	5.20	16,416	Jul-19	20	1,594,582	97
Jackson Farms - Tam 18[4,5,6]	2.11	12,996	Jul-19	20	1,075,000	83
Mav 14[4,5,6]	5.54	26,940	Feb-20	20	1,908,400	71
Green Street (Chronic) - Sherman 6[5,6]	5.00	26,416	Feb-20	20	1,995,101	76
Fifth Ace - Tam 7[5,6]	4.32	18,000	Sep-20	20	1,364,585	76
Tam 19[4,5,6]	2.11	18,528	Dec-20	20	1,311,116	71
Apotheke - Tam 8[5,6]	4.31	21,548	Jan-21	20	2,061,542	96
Tam 14[4,5,6]	2.09	24,360	Oct-20	20	2,252,187	92
Elevate & Bloom - Tam 13[5,6]	2.37	9,384	May-22	20	1,031,712	110
Gas Station - Tam 3[5,6]	2.20	24,512	Feb-21	20	2,080,414	85
Tam 27 and 28[4,5,6]	4.00	38,440	Apr-21	20	1,872,340	49
Walsenburg Cannabis (Greenhouse)[4,5,6,7]	35.00	102,800	May-21	20	4,219,170	41
Walsenburg Cannabis (MIP)[5,6]			Jan-22	10	636,351
Sherman 21 and 22[4,5,6]	10.00	24,880	Jun-21	20	1,782,136	72
Jackson Farms - Mav 5[5,6]	5.20	15,000	Nov-21	20	1,358,634	91
Tam 4 and 5[4,5,6]	4.41	27,988	Jan-22	20	2,239,870	80
Maine
Sweet Dirt[6,7]	6.64	48,238	May-20	20	9,082,731	188
California[4,6,7]	0.85	37,000	Jan-21	5	7,685,000	208
Oklahoma[4,6]	9.35	40,000	Jun-21	20	2,593,313	65
Michigan[4,6]	61.14	556,146	Sep-21	20	24,171,151	43

Greenhouse - Produce
Nebraska[4]	90.88	1,121,153	Apr-22	10	9,350,000	8

Greenhouse Total	262.72	2,210,745			$81,665,335	$37
Total Portfolio					$102,554,421

Impairment					$16,739,040

Gross Book Value Net of Impairment					$85,815,381

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Not including renewal options

3 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs - does not include outstanding capital commitments

4Property is vacant

5Tenant is not current on rent/in default

6An impairment has been taken against this asset

7Asset held for sale

Power REIT’s Business

We are primarily engaged in the ownership, leasing, acquisition, development, and disposition of special purpose real estate assets. Our typical approach is to lease the properties on a long-term “triple net” basis whereby the tenant pays all property related costs including real estate taxes, insurance, and other operating costs including the maintenance of the property.

2022 and 2023 Acquisitions and Transactions

On March 31, 2022, we completed our first acquisition with the focus on the cultivation of food crops, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska (collectively the “Property”). On April 1, 2022, we announced that we entered into a 10-year triple-net lease with a wholly owned subsidiary of Millennium Sustainable Ventures Corp. (ticker: MILC) related to the Property. The MillPro property is configured for the cultivation of tomatoes and during 2022 grew a preliminary crop. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property. We remain optimistic that we acquired this property at an attractive basis and that a new tenant can be secured to put the facility back into operation in the future.

On January 6, 2023, one of our wholly owned subsidiaries sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2.5 million. The properties were acquired by our subsidiary in 2013 for $1,550,000.

The sale of the Tulare solar ground leases is part of a strategic review as we continue to evaluate alternatives to enhance liquidity and improve our opportunities. We have shifted our focus to Controlled Environment Agriculture in the form of greenhouses as a technology based real estate opportunity.

Business Strategy

Our primary objective is to maximize the long-term value of the Trust for our shareholders. To that end, our business goals are to obtain the best possible rental income at our properties in order to maximize our cash flows, net operating income, funds from operations, funds available for distribution to shareholders and other operating measures and results, and ultimately to maximize the values of our properties.

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Trust, which includes:

● Raising capital by monetizing the embedded value in our portfolio to enhance our liquidity position and, as appropriate reducing debt levels to strengthen our balance sheet;

● Selling off non-core properties and underperforming assets;

● Seeking to re-lease properties that are vacant or have non-performing tenants

● Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

● Improving the operating results of our properties; and
● Taking steps to position the Company for future growth opportunities.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include selling properties, raising capital or through other actions.

Liquidity

As of December 31, 2022, our consolidated balance sheet reflected $2.85 million in cash and cash equivalents and $1 million restricted cash. We believe that this amount and future net cash provided by operations, property sales, and other sources of capital, should provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Annual Report.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, if appropriate, will seek to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in early 2023 we completed sales of assets for total gross proceeds of $2.5 million (See Subsequent Events). We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling properties and/or re-leasing them in an effort to improve the overall performance going forward.

Taking Steps to Position the Company for Future Growth Opportunities

We are taking steps designed to position the Trust to create shareholder value. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with seeking to reposition properties.

We may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with the Trust.

Financial Results  for the years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Revenue	$8,517,720	$8,547,914

Net Income Attributable to Common Shareholders (before impairment)	$1,832,730	$4,491,656
Net Income per Common Share (basic) (before impairment)	0.54	1.41

Net Income (Loss) Attributable to Common Shareholders (after impairment)	$(14,906,310)	$4,491,656
Net Income (Loss) per Common Share (basic) (after impairment)	(4.41)	1.41

Core FFO Available to Common Shareholders	$4,449,917	$6,139,903
Core FFO per Common Share	1.32	1.93

Growth and Investment Strategies - CEA

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which uses dramatically less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Certain of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. During 2022 we acquired a greenhouse focused on the cultivation of tomatoes. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property. We continue to explore greenhouse transactions for the cultivation of other plants and food crops. We typically enter into long-term triple net leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

Regulated Cannabis Industry - Market Opportunity

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

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation. Accordingly, market conditions vary on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2022, 37 states, the District of Columbia, and four of five U.S. territories have passed laws allowing their citizens to use medical cannabis.

Cannabis Industry Growth and Trends

The cannabis industry over the past several years has experienced dramatic growth. As the cannabis industry continues to evolve and mature, innovative products are being developed for consumers. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, vaporizers, spray products, transdermal patches and topicals. These additional form factors are driving a significant portion of the growth.

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

Cannabis Industry Access to Capital

Currently, the illegal status of cannabis under federal law limits the ability of industry participants to fully access the U.S. banking system, public capital markets and other traditional sources of financing. The banking industry’s reluctance to finance cannabis operations may provide opportunities for us continue to grow our portfolio on attractive risk adjusted terms. Power REIT can deploy a form of non-dilutive capital to companies seeking to finance licensed cannabis cultivation facilities through the ownership of the real estate.

Investment Opportunity

Within the broader cannabis related investment opportunity, we believe the ownership of real estate has the potential to provide an attractive risk adjusted investment area of focus. Given the regulatory hurdles including the impact on access to traditional forms of capital, a potential opportunity exists to generate higher investment yields than traditional real estate asset classes.

We have focused on CEA cultivation assets in the form of greenhouses. We believe that acquiring CEA greenhouse cultivation properties, where we construct or rehabilitate existing structures, should provide a competitive advantage that will become increasingly apparent as the cannabis industry expands and matures. Currently, most of the cannabis cultivation, nationally, occurs in industrial, warehouse-style facilities. This cultivation method is resource and energy intensive compared to greenhouse cultivation which should use dramatically less energy when compared to industrial facilities. As the cannabis industry continues to expand and prices compress, we believe that industrial, warehouse-style cultivation of cannabis may not be economically competitive. Under our sustainable business model, our tenants should have the potential to become high-quality, low-cost producers of medical cannabis in their respective states.

During 2022, the cannabis industry faced significant headwinds that had a dramatic impact on cultivation focused companies such as our tenants. The wholesale prices in most markets compressed dramatically and in many cases were below the cost of cultivation and many cultivation companies have shut down. Due to the significant price compression in the wholesale cannabis market, many of our cannabis related tenants are experiencing significant financial challenges which has impacted their ability to pay rent. The Trust has offered certain of its cannabis tenants’ relief by amending leases to several of its tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payments in the future. Unfortunately, in many cases this has not been enough to solve the issues and many of the cannabis tenants have shut down or continue to try to operate but have limited ability to pay rent at this time.

Food Cultivation Market Opportunity

There is a growing trend towards cultivation of certain crops in CEA greenhouse cultivation facilities. Climate change is accelerating the depletion of water and traditional agricultural land resources and adapting to these intensifying trends is critical to achieve food security. Simultaneously, demand for locally grown, fresh produce is increasing. Many traditional agricultural areas of the U.S. are experiencing drought and CEA’s lower water demand combined with increased potential yields represent an important part of the solution. Greenhouse technology is an economically and environmentally sustainable solution for these secular issues.

Relative to outdoor (field) production, greenhouse production is more predictable and consistent and produces a crop that is more uniform in appearance and quality. CEA allows for an average of 20x higher yield compared to outdoor cultivation, using 90% less water with no fertilizer runoff. Additionally, the specialized improvements needed for food crop production create higher asset value than farmland.

Management and Trustees - Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Mr. Lesser has over 35 years of experience in real estate investment and finance. His expertise informs our process in all aspects of our business including acquisitions, project management, development, and finance. Mr. Lesser’s significant ownership stake in Power REIT provides strong alignment and incentives to focus on creation of shareholder value. Susan Hollander serves our Chief Accounting Officer with responsibility for all strategic accounting, compliance and financial reporting functions. Accordingly, Power REIT currently has two full-time employees and several consultants but does not have any other employees or officers. As Power REIT’s business grows, we will continue to evaluate our staffing and third-party service needs and adjust as necessary. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

We believe that our success depends on our ability to retain our key personnel, primarily David Lesser, our Chairman and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The Trust has a Board of Trustees that has four Independent Trustees in addition to Mr. Lesser. Power REIT does not have a staggered board; accordingly, the current policy is that each Trustee serves for one-year terms.

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

Environmental

Our asset base is environmentally friendly. We currently own a railroad ground lease which is an environmentally friendly form of transportation. We also own a portfolio of ground leases for utility scale solar farms. Our recent focus on CEA greenhouse properties consumes dramatically less energy than indoor growing, 95% less water, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides.

Social

Our CEA tenant/operator roster is diverse and engaged with their local communities. A number of our CEA facilities will produce cannabis which is considered an alternative medical solution for a variety of ailments including, but not limited to, multiple sclerosis, PTSD, arthritis, and seizures. To date, the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition.

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

Revenue Concentration

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”) which represent 22%, 10%, 11% and 14% of consolidated revenue respectively.

Dividends

During the year ended December 31, 2022, the Trust paid quarterly cash dividends during the first three quarters of 2022 of approximately $490,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock and accrued the fourth quarter dividend amount.

Distributions declared by us will be authorized by our Board of Trustees in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including the capital requirements for our business plans and meeting the distribution requirements necessary to maintain our qualification as a REIT. We cannot assure that our intended distributions will be made or sustained or that our Board of Trustees will not change our distribution policy in the future. Under some circumstances, we may be required to fund distributions from working capital, liquidate assets at prices or times that we regard as unfavorable or borrow to provide funds for distributions, or we may make distributions in the form of a taxable stock dividend.

Tax Status as a REIT

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2021, our last tax return completed to date, we currently have a net operating loss of $24.8 million, which may reduce or eliminate this requirement.

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

Our principal executive offices are located at 301 Winding Road, Old Bethpage, New York 11804, and our telephone number is (212) 750-0371. Our website address is www.pwreit.com. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Risks Related to our Operations

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

Further increasing inflation has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

In addition, the outbreak of a pandemic could disrupt our operations and could have material and adverse effects on our tenants and their operations, and in turn on our performance, financial condition, results of operations and cash flows due to, among other factors:

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

In July 2019, we announced our new investment focus of CEA and our first greenhouse property acquisition. As our greenhouse portfolio has expanded, we continue to be subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our tenants and properties are concentrated in the regulated cannabis industry, an industry in its very early stages of development with significant uncertainties, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, and conditions in the financial markets and economic conditions.

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

Because we may distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital if we are to achieve our growth plans. In addition, in order to continue making acquisitions, we would require additional capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

As of December 31, 2022, we owned twenty-five property investments, through our ownership of our twenty-five subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Tulare Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW NE MillPro LLC and PW CanRE Holdings LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”) which represent 22%, 10%, 11% and 14% of consolidated revenue respectively.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2022, the balance of the 2015 PWRS Loan was approximately $7,393,000 (net of unamortized debt costs of approximately $258,000). PW Salisbury Solar, LLC (“PWSS”), one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of December 31, 2022 is approximately $490,000 (net of approximately $1,400 of capitalized debt costs which are being amortized over the life of the financing). Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2022 is $14,615,000 (net of approximately $285,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. As of December 31, 2022, $16,000,000 has been drawn against this Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

Our operating results may be negatively affected by potential development and construction delays and cost overruns.

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

The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of a tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. If we find that the carrying value of real estate investments and related intangible assets has been impaired, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment also takes into account assets held for sale and the write off of the lease of any associated lease intangible. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. We did not record any noncash impairment charges on our long-lived assets in 2021. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties, and we review our portfolio regularly. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, the supply and demand for space, and since our assets are special purpose, the underlying market for the use of such assets can further affect its liquidity. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing greenhouse assets is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing, which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell.

We have debt and preferred shares outstanding with a liquidation preference, which could adversely affect our overall financial health and our operating flexibility. We require cash flows to satisfy our debt service. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.

We have a substantial amount of debt (including debt secured by properties) and preferred shares outstanding, including indebtedness secured by properties which could impact our financial condition.

As of the fourth quarter of 2002, we did not declare the dividend on our preferred shares in an effort to conserve liquidity and create financial flexibility. As a result, unpaid dividends are accruing and increasing the liquidation preference for our preferred shares. As of December 31, 2022, the amount of unpaid dividends on the outstanding preferred shares is approximately $163,000.

Our obligations arising from our indebtedness could have other negative consequences to our shareholders, including the acceleration of debt if we are not in compliance with the terms of such debt. If we fail to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms. Also, our indebtedness and debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to take advantage of opportunities, and might discourage business partners from working with us.

Furthermore, since a significant percentage of our assets are used to secure our debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in how we handle these secured assets. This level of debt and related security could also limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes and could limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt.

In addition to our current debt, we might incur additional debt in the future in order to finance improvement or development of properties, acquisitions or for other general corporate purposes, which could exacerbate the risks described above. These consequences could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to comply with the covenants in our loan agreements, we might be adversely affected.

As of December 31, 2022, we were in compliance with all the financial covenants in our loan agreements, however, a material decline in future operating results could affect our ability to comply with these covenants. We expect the current conditions in the economy and the cannabis industry, including the COVID-19 pandemic, to continue to materially affect our operating results. Furthermore, to determine our compliance with our loan agreements, including the covenants, we must apply our judgment to our facts, taking into account our past practice, and interpret the contractual provisions in the agreements. To the extent that our lenders interpret these differently than us, we may have disagreements or disputes, and if we are unable to resolve them, these disagreements may result in material limitations on our ability to access funding under the facility, protracted negotiations, and/or legal proceedings.

We engage in discussions with our lenders to explore alternatives and ensure that we will remain in compliance with our financial covenants, which alternatives may include waivers or amendments. There is no assurance that we could obtain such agreements, waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to comply with the terms of our loan agreements or to obtain any such agreement, waiver or amendment could result in a breach and a possible event of default under loan agreements, which could allow the lenders to declare amounts outstanding to be immediately due and payable, and/or take possession of properties securing such debt. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. No assurance can be provided that we would be able to liquidate assets in a timely fashion or in satisfaction of our obligations.

We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our stockholders.

We currently have secured debt against properties in our portfolio, and we may incur additional debt. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in financing arrangements. We may significantly increase the amount of leverage we utilize at any time which could materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, and/or (ii) the loss of some or all of our assets to foreclosure or sale;
●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification or other purposes; and
●	we may be unable to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all. There can be no assurance that a leveraging strategy will be successful.

If any one of these events were to occur, our business (including our financial performance and condition) and our ability to make distributions to our stockholders could be materially and adversely affected.

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

We have granted lenders security interests in certain of our assets. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on our business.

Many factors, including changes in interest rates and the negative perceptions of the cannabis sector generally, can have an adverse effect on the market value of our securities.

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

●	Increases in market interest rates, which could cause certain prospective purchasers to invest elsewhere. Higher market interest rates would not, however, result in more funds being available for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders, if any. Thus, higher market interest rates could cause the market price of our shares to decrease;
●	A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with the tax treatment of any dividends and distributions);
●	Perception, by market professionals and participants, of REITs generally and REITs in the cannabis sector, in particular. Our portfolio of properties includes significant exposure to cannabis related properties;
●	Perception by market participants of our potential for growth;
●	Relatively low trading volumes in our securities;
●	Our results of operations and financial condition; and
●	Investor confidence in the stock market, the real estate sector generally, and the cannabis sector generally.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations to the extent we pay dividends in the future, which might have an adverse effect on the market value of our securities.

Currently, the maximum federal income tax rate on dividends, excluding tax on net investment income, from most publicly traded corporations is 20%. Dividends from REITs, however, do not qualify for this favorable tax treatment, and the maximum federal income tax rate on dividends from REITs is 29.6% (which excludes tax on new investment income). It is possible also that tax legislation enacted in subsequent years might increase this rate differential. Our credit facilities limit our ability to pay dividends on our common and preferred shares, subject to certain exceptions, and thus we have deferred payments on our preferred shares and suspended payments on our common shares. To the extent we pay dividends in the future, the differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2022, we had outstanding debt in the principal amount of $39.1 million and had issued approximately $8.7 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. It is possible that we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, as of December 31, 2021 three of Power REIT’s properties are leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) has controlling interests. David H Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado, Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions as mentioned in Note 4 of the Notes to the Consolidated Financial Statements. Total rental income recognized for the twelve months ended December 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Nebraska and Michigan was $260,296, $125,695, $193,000 and $0, respectively. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

The assets in our portfolio may be subject to impairment charges.

We periodically evaluate the real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

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

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders and have significant adverse consequences on the market price of our common stock.

We elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Code commencing with our taxable year ended December 31, 2019. We believe that we have been organized and operated in such a manner as to remain qualified for taxation as a REIT under the Code for such taxable year and all subsequent taxable years to date and intend to continue to operate in such a manner in the future. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “Service”) that we remain qualified as a REIT, and the statements in this report are not binding on the Service or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) for which there are limited judicial and administrative interpretations. Accordingly, we cannot provide assurance that we will remain qualified as a REIT.

To remain qualified as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions to stockholders. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to remain qualified as a REIT. Thus, while we intend to operate in a manner to remain qualified as a REIT, in view of the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, we cannot provide assurance that we will so qualify for any particular year. These considerations also might restrict the types of income we can realize, or assets that we can acquire in the future.

If we fail to remain qualified as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates (and possibly increased state and local taxes). We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to remain qualified as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to remain qualified as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We might not be entitled to the statutory relief described in this paragraph in all circumstances.

If we are deemed to be subject to Section 280E of the Code because of the business activities of our tenants, the resulting disallowance of tax deductions could cause us to incur U.S. federal income tax and jeopardize our REIT status.

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substance Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use and adult-use cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use and adult-use cannabis products, we will lease our properties to tenants who will engage in such activities, and therefore our tenants likely will be subject to Section 280E of the Code. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, it might impact our ability to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to remain qualified as a REIT. Because we are not engaged in the purchase or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E of the Code, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E of the Code. However, there is no assurance that the Service will not take such a position either currently or in the future.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.

Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long- term capital gains. Dividends (other than capital gain dividends) payable by REITs, however, generally are not eligible for the reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of our common stock.

Non-corporate stockholders, including individuals, generally may deduct 20% of “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), for taxable years beginning before January 1, 2026, subject to certain limitations. If we fail to remain qualified as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect, and may adversely affect us and our stockholders. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.

In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. We cannot predict the long-term effect of any recent or future tax law changes on REITs and their stockholders. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the federal tax laws on an investment in our stock.

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

Risks Related to our Investment Strategy

Each property in our portfolio could be considered a special purpose use asset which may impact market value and the ability to lease to generate income.

Our properties span across the special purposes of solar power production, railroad, and CEA facilities in the form of greenhouses. As special purpose assets they cannot be easily pivoted to alternative uses and tend to support industry-specific tenants (i.e. greenhouse with a cultivator). This specialization can work against the marketability of the asset and in the case that the tenant or the under-lying industry experiences default or downturn, the value of the asset could fall accordingly. We can provide no assurance that the industries utilizing our assets will succeed and if a tenant fails there is no visibility as to when we would find a replacement tenant or if there are any potential solutions in the broader market.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 28, 2022, the reported low sale price of our common shares was $3.85, while the reported high sales price was $80.05, on January 13, 2022. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our common shares, or the perception that such sales might occur, could adversely affect prevailing market prices of our common shares and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

The voting rights of a holder of Series A Preferred Stock are limited. Our common shares are the only class of our securities carrying full voting rights. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to our charter (whether by merger, consolidation or otherwise) that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of classes or series of equity securities that are senior to the Series A Preferred Stock and, if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of additional trustees. Holders would not, however, have any voting rights if we amend, alter or repeal the provisions of our charter or the terms of the Series A Preferred Stock in connection with a merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise, so long as the Series A Preferred Stock remains outstanding and its terms remain materially unchanged or holders receive stock of the successor entity with substantially identical rights, taking into account that, upon the occurrence of an event described in this sentence, we may not be the surviving entity. Furthermore, if holders receive the greater of the full trading price of the Series A Preferred Stock on the last date prior to the first public announcement of an event described in the preceding sentence, or the $25.00 liquidation preference per share of Series A Preferred Stock plus accrued and unpaid dividends (whether or not declared) to, but not including, the date of such event, pursuant to the occurrence of any of the events described in the preceding sentence, then holders will not have any voting rights with respect to the events described in the preceding sentence.

Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.

The Trust is not obligated to distribute a dividend on its Series A Preferred Stock on a current basis. During 2022, the Trust paid a quarterly dividend of $0.484375 per share on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock for the first, second, and third quarters but did not declare the dividend as of yet for the fourth quarter. Dividends not declared accumulate and are added to the liquidation preference.

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

Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

To qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to remain qualified as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 7.5% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of stock or more than 7.5% (in value or number of shares, whichever is more restrictive) of our outstanding common stock or any class or series of our outstanding preferred stock. These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Risks Related to Regulation

We cannot assure you that our common shares will remain listed on the NYSE American, or that our Series A Preferred Stock will obtain listing on the NYSE American.

Our common shares and our Series A Preferred shares are currently listed on the NYSE. To our knowledge, The NYSE American has not approved for listing any other U.S.-based REITs engaged in the ownership of cannabis-related properties, other than Innovative Industrial Properties, Inc. (NYSE: IIPR), a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently meet the maintenance listing standards of the NYSE American, we cannot assure you that we will continue to meet those standards, or that the NYSE American will not seek to delist our common shares or Series A Preferred shares as a result of our entry into lease agreements with licensed U.S. cannabis cultivators. If our common shares or Preferred shares are delisted from the NYSE American, then our common shares and our Series A Preferred Stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE American could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

In addition, relevant state or local rules and regulations may be amended or repealed, or new rules and regulations may be enacted in the future to eliminate prohibiting the cultivation, processing and dispensing of cannabis. If our cannabis tenants, or any future cannabis tenants, are forced to cease operations, we would be required to replace such tenant with one that is not engaged in the cannabis industry, who may pay significantly lower rents. Any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were to be used in connection with cannabis cultivation and processing.

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

State and local regulation of cannabis may negatively impact our properties and the viability of tenant operations related thereto.

Due to the illegal status of cannabis at the national level, the power to regulate the market through licensing, taxes, and other instruments lies with state and local governments. Increasing licensing costs and permitting requirements, excise tax, and limiting plant count are just a few of the ways that the viability of our tenants can be threatened, and, in turn, the value of our properties could fall.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of December 31, 2022, our portfolio consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 263 acres of land with 2,211,000 square feet of existing or under construction greenhouse/processing space.

As of December 31, 2022, the Trust considered Tulare, Sweet Dirt, Canndescent, Walsenburg as Assets Held for Sale. See Note 7 of our Financial Statements for discussion of impairments and of our assets held for sale. Tulare was sold in January 2023 for gross sales proceeds of $2,500,000.

Below is a chart that summarizes our properties owned as of December 31, 2022:

Property Type/Name	Acres		Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV - Norfolk Southern			112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54		5.7	Dec-11	22	1,005,538	-
California
PWTS[7]	18		4.0	Mar-13	25	310,000	-
PWTS[7]	18		4.0	Mar-13	25	310,000	-
PWTS[7]	10		4.0	Mar-13	25	310,000	-
PWTS[7]	10		4.0	Mar-13	25	310,000	-
PWTS[7]	44		4.0	Mar-13	25	310,000	-
PWRS	447		82.0	Apr-14	20	9,183,548	-
Solar Total	601		107.7			$11,739,086	$-

Greenhouse - Cannabis
Colorado
JAB - Mav 1[5,6]	5.20		16,416	Jul-19	20	1,594,582	97
Jackson Farms - Tam 18[4,5,6]	2.11		12,996	Jul-19	20	1,075,000	83
Mav 14[4,5,6]	5.54		26,940	Feb-20	20	1,908,400	71
Green Street (Chronic) - Sherman 6[5,6]	5.00		26,416	Feb-20	20	1,995,101	76
Fifth Ace - Tam 7[5,6]	4.32		18,000	Sep-20	20	1,364,585	76
Tam 19[4,5,6]	2.11		18,528	Dec-20	20	1,311,116	71
Apotheke - Tam 8[5,6]	4.31		21,548	Jan-21	20	2,061,542	96
Tam 14[4,5,6]	2.09		24,360	Oct-20	20	2,252,187	92
Elevate & Bloom - Tam 13[5,6]	2.37		9,384	May-22	20	1,031,712	110
Gas Station - Tam 3[5,6]	2.20		24,512	Feb-21	20	2,080,414	85
Tam 27 and 28[4,5,6]	4.00		38,440	Apr-21	20	1,872,340	49
Walsenburg Cannabis (Greenhouse)[4,5,6,7]	35.00		102,800	May-21	20	4,219,170	41
Walsenburg Cannabis (MIP)[5,6]				Jan-22	10	636,351
Sherman 21 and 22[4,5,6]	10.00		24,880	Jun-21	20	1,782,136	72
Jackson Farms - Mav 5[5,6]	5.20		15,000	Nov-21	20	1,358,634	91
Tam 4 and 5[4,5,6]	4.41		27,988	Jan-22	20	2,239,870	80
Maine
Sweet Dirt[6,7]	6.64		48,238	May-20	20	9,082,731	188
California[4,6,7]	0.85		37,000	Jan-21	5	7,685,000	208
Oklahoma[4,6]	9.35		40,000	Jun-21	20	2,593,313	65
Michigan[4,6]	61.14		556,146	Sep-21	20	24,171,151	43

Greenhouse - Produce
Nebraska[4]	90.88		1,121,153	Apr-22	10	9,350,000	8

Greenhouse Total	262.72	#	2,210,745			$81,665,335	$37
Total Portfolio						$102,554,421

Impairment						$16,739,040

Gross Book Value Net of Impairment						$85,815,381

[1]	Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2]	Not including renewal options
[3]	Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvement costs - does not include outstanding capital commitments
[4]	Property is vacant
[5]	Tenant is not current on rent/in default
[6]	An impairment has been taken against this asset
[7]	Asset held for sale

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

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust, that owns approximately 54 acres of land located in Salisbury, Massachusetts that is leased to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant was required to pay PWSS rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent is payable quarterly in advance and is recorded by Power REIT for accounting purposes on a straight-line basis with $89,494 having been recorded during the year ended December 31, 2022. At the end of the 22-year lease period, which commenced on December 1, 2011 (prior to being assumed by PWSS), the tenant has certain renewal options, with terms to be mutually agreed upon.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenant has three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2022, PWRS recorded rental income of $803,117.

PW Tulare Solar, LLC (“PWTS”) is a California limited liability company and a wholly owned subsidiary of the Trust, that owns approximately 100 acres of land leased to five (5) utility scale solar farms, with an aggregate generating capacity of approximately 20MW, located near Fresno, California. The solar farm tenants pay PWTS gross cash rent of $157,500, payable annually in advance, and without escalation during the 25-year term of the leases. The tenants have up to two renewal options, the first of which is for 5 years, and the second of which is for 4 years and 11 months. The PWTS property is considered held for sale as of December 31, 2022. As previously disclosed, the PWTS assets were sold on January 6, 2023, for gross sales proceeds of $2.5 million (see Subsequent Events).

CEA Greenhouse Properties

Colorado

In July 2019, through a newly formed wholly owned indirect subsidiary, PW CO CanRE JAB, LLC (“PW JAB”), we acquired two properties (the “JAB Properties”) in southern Colorado that have approximately 7.3 acres with 18,612 square feet of greenhouse cultivation and processing space. At the time of the acquisition, PW JAB entered into two cross-collateralized and cross-defaulted triple-net leases with JAB Industries Ltd. (doing business as Wildflower Farms) (the “JAB Tenant”) for the JAB Properties. Power REIT’s total capital as of December 31, 2022 was approximately $1.6 million. The leases provide that the JAB Tenant is responsible for paying all expenses related to the JAB Properties, including maintenance expenses, insurance and taxes. The term of each of the leases is 20 years and provides two options to extend for additional five-year periods. The leases also have financial guarantees from affiliates of the JAB Tenant and we are evaluating collectability related to the guaranties. The JAB Tenant intends to operate the JAB Properties as licensed medical cannabis cultivation and processing facilities. The rent for each of the leases was structured whereby after a six-month free-rent period, the rental payments provide PW JAB a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent was structured to provide a 12.5% return on invested capital, which increases at a 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The JAB Tenant is an affiliate of a company that owns and operates two indoor cannabis cultivation facilities and five dispensary locations in the State of Colorado along with several other cannabis related projects under development. The leases require the JAB Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The leases prohibit the retail sale of the JAB Tenant’s cannabis and cannabis-infused products from the JAB Properties. The straight-line annual rent of approximately $331,000 represents an estimated yield of over 18% on Power REIT’s invested capital. During the fourth quarter of 2022, a security deposit in the amount of $93,297 was recognized as a rent payment, and rent and revenue recognition is being handled on a cash-basis.

On November 1, 2019, PW JAB, entered into an agreement with the JAB Tenant to expand the greenhouse at the 5.2-acre property from approximately 5,616 rentable square feet of greenhouse to approximately 16,416 square feet. Our investment in the expansion was $900,000 and the lease amendment is structured to provide rent on similar economics to the original leases and provides additional straight-line annual rent of approximately $165,000, representing an estimated yield of over 18%. The completion of this expansion occurred in July 2020. In 2022, the JAB Tenant’s lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged.

On May 7, 2021, PW JAB assigned its lease for one property with PW CO CanRE JAB LLC (“PW JAB”) to 19977 LLC. On September 7, 2022, PW JAB assigned its lease for the property previous leased to 19977 LLC to Jackson Farms, LLC (the “Tam 18 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and an additional guarantor was added to the lease. The construction on the project is largely complete but as of December 31, 2022, the property is vacant and the tenant has defaulted on the lease. Revenue recognition is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property and we are evaluating collectability related to the guaranties. During the fourth quarter of 2022, a security deposit in the amount of $69,690 was recognized as a rent payment.

The Trust has established a depreciable life for the JAB Properties greenhouses of 20 years and has recognized depreciation expense of approximately $128,000 and $128,000 for the years ended December 31, 2022 and 2021, respectively.

On January 31, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRe Mav 14, LLC (“PW Mav 14”), we acquired 5.54 acres of land in Colorado (the “Mav 14 Property”) with an existing greenhouse and processing facility totaling 9,300 square-feet for the cultivation of cannabis for $850,000. Concurrent with the closing, PW Mav 14 entered into a triple-net lease (the “Mav 14 Lease”) with a tenant (the “Mav 14 Tenant”) who is responsible for paying all expenses related to the Mav 14 Property including maintenance expenses, insurances and taxes. As part of the transaction, PW Mav 14 agreed to fund the construction of 15,120 square feet of greenhouse space for $1,058,400 and the Mav 14 Tenant agreed to fund the construction of approximately 2,520 additional square feet of head-house/processing space on the Mav 14 Property. The Trust’s total capital commitment in the Mav 14 Property is approximately $1.9 million. The term of the Mav 14 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 14 Lease also has financial guarantees from affiliates of the Mav 14 Tenant. The Mav 14 Tenant intended to operate as a licensed medical cannabis cultivation and processing facility. The rent for the Mav 14 Lease was structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 14 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent was structured to provide a 12.5% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent would be adjusted down to an amount equal to a 9% return on the invested amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Mav 14 Lease requires the Mav 14 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 14 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 14 Property. The straight-line annual rent of approximately $354,000 represents an estimated yield of over 18% on Power REIT’s invested capital. In 2022, the Mav 14 Lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged. The construction on the project is complete but as of December 31, 2022 the property is vacant and the tenant has defaulted on the lease and we are evaluating collectability related to the guaranties. During the fourth quarter of 2022, the Trust recognized revenue of $122,000 related to a security deposit from the tenant. Revenue recognition is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property.

The Trust has established a depreciable life for the PW Mav 14 Property greenhouse of 20 years and has recognized depreciation expense of approximately $88,000 and $88,000 for the years ended December 31, 2022 and 2021, respectively.

On February 20, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRe Sherman 6, LLC (“PW Sherm 6”), we acquired 5.0 acres of vacant land in Colorado (the “Sherman 6 Property”) for $150,000. As part of the transaction, PW Sherm 6 agreed to fund the construction of 15,120 square feet of greenhouse space and 8,776 square feet of head-house/processing space on the Sherman 6 Property for $1,693,800. Power REIT’s total capital commitment was approximately $2.0 million. On February 1, 2020, PW Sherm 6 entered into a triple-net lease (the “Initial Sherman Lease”) with its tenant (the “Sherman 6 Tenant”) such that the Sherman 6 Tenant is responsible for paying all expenses related to the Sherman 6 Property including maintenance expenses, insurances and taxes. The term of the Initial Sherman Lease is 20 years and provides two options to extend for additional five-year periods. The Initial Sherman Lease also has personal guarantees from affiliates of the tenants. The tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the Initial Sherman Lease is structured whereby after a nine-month deferred-rent period, the rental payments provide PW Sherm 6 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Initial Sherman Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Initial Sherman Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Sherman 6 Property. The straight-line annual rent of approximately $346,000 represents an estimated yield of over 18% on Power REIT’s invested capital

On August 25, 2020, PW Sherm 6 entered into an agreement (as amended, the “Sherman Lease”) for the expansion of the Sherman 6 Property with the Sherman 6 Tenant. The expansion consists of approximately 2,520 square feet of additional greenhouse/headhouse space. The Sherman 6 Tenant was responsible for implementing the expansion and PW Sherm 6 funded the cost of such expansion of approximately $150,000, with any additional amounts funded by the Sherman 6 Tenant. Power REIT’s total investment in the Sherman 6 Property is approximately $2.0 million. As part of the agreement, PW Sherm 6 and the Sherman 6 Tenant have amended the Lease whereby after a nine-month period, the additional rental payments provide PW Sherm 6 with a full return of its additional invested capital over the next three years and thereafter, provide a 12.9% return increasing 3% rate per annum. The additional straight-line rent of approximately $29,000 represents an estimated yield of over 18% on Power REIT’s invested capital. The construction for the entire project is complete and the property is operational.

In 2022, the Sherman Lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease and amendment was not changed. As of December 31, 2022 the tenant is not current on rent and revenue recognition is being handled on a cash-basis and we are evaluating collectability related to the guaranties.

The Trust has established a depreciable life for the Sherm 6 Property greenhouse of 20 years and has recognized depreciation expense of approximately $92,000 for both the years ended December 31, 2022 and 2021, respectively.

On March 19, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRe Mav 5, LLC (“PW Mav 5”), we purchased a 5.2 acre of vacant land in Colorado for $150,000 (the “Mav 5 Property”). As part of the acquisition, the Trust agreed to fund the construction of 5,040 square feet of greenhouse space and 4,920 square feet of head-house/processing space for $868,125. Concurrent with the closing, PW Mav 5 entered into a triple-net lease (the “OCG Lease”) with Original Cannabis Growers (“OCG”) who was responsible for paying all expenses related to the property including maintenance expenses, insurances and taxes. On May 1, 2020, PW Mav 5, entered into a lease amendment with OCG providing $340,539 additional capital to fund a 5,040 square-foot greenhouse expansion. Accordingly, Power REIT’s total capital commitment was $1,358,664. The construction is complete.

Effective November 5, 2021, PW Mav 5 terminated the OCG Lease with OCG. OCG paid total rent, including a release of its security deposit as part of the termination, of $483,743 which represents 36% of Power REIT’s total investment of approximately $1.4 million. Concurrent with the termination, PW Mav 5 entered into a new 20-year triple-net lease (the “Mav 5 Lease”) with tenant, Green Leaf Lane LLC (“Mav 5 Tenant”). The term of the Mav 5 Lease is 20 years and provides two options to extend for additional five-year periods. The Mav 5 Lease also had financial guarantees from affiliates of the Mav 5 Tenant. The rent for the Mav 5 Lease was structured whereby after a six-month deferred-rent period, the rental payments provide PW Mav 5 a full return of original invested capital over the next three years in equal monthly payments. Thereafter, rent was structured to provide a 13% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent would be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Mav 5 Lease prohibits the retail sale of cannabis and cannabis-infused products from the Mav 5 Property. The straight-line annual rent of approximately $263,000 represents an estimated yield of over 18% on Power REIT’s invested capital.

On September 8, 2022, Green Leaf Lane, LLC assigned its lease with PW Mav 5 to Jackson Farms, LLC (the “Mav 5 Assignment”). Simultaneous with the assignment, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease was unchanged, and an additional guarantor was added to the lease. As of December 31, 2022 the tenant is operational but is not current on rent and revenue recognition is currently being handled on a cash-basis and we are evaluating collectability related to the guaranties.

The Trust has established a depreciable life for the Mav 5 Property greenhouse of 20 years and has recognized depreciation expense of approximately $60,000 and $52,000 for the years ended December 31, 2022 and 2021, respectively.

On September 18, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Tam 7, LLC (“Tam 7”), we acquired a 4.32-acre property in Crowley County, Colorado for $150,000 (the “Tam 7 Property”). As part of the transaction, Tam 7 agreed to fund the immediate construction of 18,000 square feet of greenhouse and processing space on the Tam 7 Property for approximately $1.22 million. The Trust’s total capital commitment is approximately $1.4 million. Concurrent with the closing, Tam 7 entered into a triple-net lease (the “Tam 7 Lease”) with tenant (the “Tam 7 Tenant”) who is responsible for paying all expenses related to the Tam 7 Property including maintenance expenses, insurances and taxes. The term of the Tam 7 Lease is 20 years and provides two options to extend for additional five-year periods. The Tam 7 Lease also has financial guarantees from affiliates of the Tam 7 Tenant. The rent for the Tam 7 Lease is structured whereby after a six-month deferred-rent period, the rental payments provide Tam 7 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 7 Lease requires the Tam 7 Tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations and prohibits the retail sale of cannabis and cannabis-infused products from the property. The straight-line annual rent of approximately $262,000 represents an estimated yield of over 18.5% on invested capital. The construction is complete.

In 2022, the Tam 7 Lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged. As of December 31, 2022 the is not current on rent and revenue recognition is being handled on a cash-basis and we are evaluating collectability related to the guaranties.

The Trust has established a depreciable life for the Tam 7 Property greenhouse of 20 years and has recognized depreciation expense of approximately $61,000 and $11,000 for the years ended December 31, 2022 and 2021, respectively.

On October 2, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRE MF, LLC (“PW MF”), we acquired two properties in Crowley County, Colorado approved for cannabis cultivation for $150,000 (the “PW MF Properties”). One parcel is 2.37 acres, and the other parcel is 2.09 acres. As part of the transaction, the PW MF agreed to fund the construction of 33,744 square feet of greenhouse and processing space on the PW MF Properties for $2,912,300. Accordingly, the Trust’s total capital commitment is approximately $3,062,000.

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

On May 1, 2022, PW MF entered into a new triple-net lease (the “EB Lease”) with Elevate & Bloom, LLC (“EB Tenant”) for the 2.37 acre PW MF property. The term of the EB Lease is 20 years and provides two options to extend for additional five-year periods. Power REIT’s total investment as of December 31, 2022 is approximately $1.0 million and we have additional commitments of approximately $270,000 which we have ceased funding based on the failure of the tenant to meet obligations. The EB Lease also has financial guarantees from affiliates of the EB Tenant. The EB Lease is structured to provide an annual straight-line rent of approximately $239,000. As of December 31, 2022, the tenant has not paid rent and the second half of a security deposit that was due and the tenant did not complete construction in a timely manner. As of December 31, 2022 revenue recognition is currently being handled on a cash-basis and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against the PW MF assets.

With respect to the 2.09 acre parcel, construction is largely complete but the property is vacant. Power REIT’s total investment is approximately $2.2 million. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On December 4, 2020, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Tam 19, LLC (“PW Tam 19”), we acquired a 2.11 parcel of land in Crowley County, Colorado approved for cannabis cultivation for $75,000 (the “PW Tam 19 Property”). As part of the transaction, PW Tam 19 agreed to fund the construction of 18,528 square feet of greenhouse and processing space for $1,236,116. The Trust’s total capital commitment was approximately $1.3 million. Concurrent with the closing, PW Tam 19 entered into a triple-net lease (the “Tam 19 Lease”) with Green Mile Cultivation, LLC (“Tam 19 Tenant”) who was responsible for paying all expenses related to PW Tam 19 Property including maintenance expenses, insurances and taxes. The term of the lease is 20 years and provided two options to extend for additional five-year periods. The Tam 19 Lease has financial guarantees from affiliates of Tam 19 Tenant. The rent for the Tam 19 Lease was structured whereby after deferred-rent period, the rental payments provide PW Tam 19 a full return of invested capital over the next three years in equal monthly payments. Thereafter, rent was structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent would be adjusted down to an amount equal to a 9% return on the invested capital amount and would increase at a 3% rate per annum based on a starting date of the start of year seven. The Tam 19 Lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The Tam 19 Lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the PW Tam 19 Property. The straight-line annual rent of approximately $252,000 represents an estimated yield of approximately 18.5% on Power REIT’s invested capital. The construction is complete.

In 2022, the Tam 19 Lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged. As of December 31, 2022 the tenant has defaulted on the lease and the property is vacant. Revenue recognition is currently being handled on a cash-basis but no revenue is expected as the tenant has ceased operations and we are evaluating collectability related to the guaranties.

The Trust has established a depreciable life for the Tam 19 Property greenhouse of 20 years and has recognized depreciation expense of approximately $62,000 and $28,000 for the years ended December 31, 2022 and 2021, respectively.

On January 4, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), we acquired two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. Concurrent with the acquisition, PW Grail entered into a 20-year “triple-net” lease (the “Grail Project Lease”) with The Grail Project LLC (“Grail Tenant”) who was responsible for paying all expenses related to the Grail Properties including maintenance expenses, insurances and taxes. On February 23, 2021, we amended the Grail Project Lease making approximately $518,000 more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space and increased the rent accordingly. The construction is mostly complete. PW Grail’s total capital commitment is approximately $2.4 million. On December 8, 2021, the Grail Tenant vacated the premises.

On January 1, 2022, PW Grail entered into a new triple-net lease (the “Sandlot Lease”) with a new tenant, The Sandlot, LLC (“SL Tenant”). The term of the Sandlot Lease is 20 years and provides four options to extend for additional five-year periods and the construction budget PW Grail agreed to fund was increased by $71,000 which was not ultimately funded based on a tenant default. The Sandlot Lease also has financial guarantees from affiliates of the SL Tenant. The SL Tenant intends to operate as a licensed cannabis cultivation and processing facility. The rent for the SL Lease is structured whereby after a five-month deferred-rent period, the rental payments provide PW Grail a full return of original invested capital over the next three years in equal monthly payments. Thereafter, rent is structured to provide a 13% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The SL Lease prohibits the retail sale of cannabis and cannabis-infused products from the Grail Properties. On June 1, 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged, and an additional guarantor was added to the lease. As of December 31, 2022, the property is vacant and revenue recognition for the Sandlot Lease is currently being handled on a cash-basis but no rental income is expected and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On January 14, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we acquired a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. PW Apotheke’s total capital commitment is approximately $2.2 million. Concurrent with the acquisition, PW Apotheke entered into a 20-year “triple-net” lease (the “Apotheke Lease”) with Dom F, LLC (“Dom F”) which requires Dom F to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Apotheke Lease provides two, five-year renewal options. The rent for the Apotheke Lease is structured whereby after an eight-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44th month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Apotheke Property. The lease also has personal guarantees from the owners of Dom F. The Apotheke Lease is structured to provide an annual straight-line rent of approximately $342,000, representing an estimated yield on costs of over 18%. The construction on the property is almost complete.

On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant as well as to restructure the timing of lease payments. The additional revenue on an annualized straight-line basis is approximately $62,000. As of December 31, 2022, the tenant is not current on rent and the tenant did not complete construction in a timely manner. Revenue recognition for the Apotheke Tenant is currently being handled on a cash-basis due to rent arrearages and we are no longer funding additional capital commitments and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On March 12, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. PW Gas Station’s total capital commitment is approximately $2.03 million. Concurrent with the acquisition, PW Gas Station entered into a 20-year “triple-net” lease (the “Gas Station Lease”) with The Gas Station, LLC (“Gas Station”). The lease requires Gas Station to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Gas Station’s Lease provides two, five-year renewal options. The rent for the Gas Station Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 12.9% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Gas Station Property. The lease also has personal guarantees from the owners of the Gas Station. The Gas Station Lease is structured to provide an annual straight-line rent of approximately $400,000, representing an estimated yield on costs of over 18%. In 2022, the lease was amended to restructure the timing of the rent payments but the total straight-line rent over the life of the lease is unchanged The construction on the property is incomplete. As of December 31, 2022, the tenant is not current on rent payments. Revenue recognition is currently being handled on a cash-basis and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On April 20, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), we purchased two properties totaling 4.0 acres of land (“Cloud Nine Property”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. PW Cloud Nine’s capital commitment is approximately $2.95 million. Concurrent with the acquisition, PW Cloud Nine entered into a 20-year “triple-net” lease (the “Cloud Nine Lease”) with Cloud Nine LLC (“Cloud Nine”) which will operate a cannabis cultivation facility. The lease requires Cloud Nine to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Cloud Nine’s Lease provides two, five-year renewal options. The rent for the Cloud Nine Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Cloud Nine Property. The lease also has personal guarantees from the owners of the Cloud Nine. The Cloud Nine Lease is structured to provide an annual straight-line rent of approximately $553,000, representing an estimated yield on costs of over 18%. The construction on the property is almost complete. On January 15, 2022, PW Cloud Nine filed for the eviction of Cloud Nine for failure to pay rent when due. The Trust applied $83,275 of the $180,000 security deposit for rent due for the month of December 2021. The Trust applied the remaining balance of the security deposit towards rent due in the first quarter of 2022. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine. Cloud Nine has appealed the eviction ruling. The appeal is still pending as of the date of this filing (see Litigation). Revenue recognition is currently being handled on a cash-basis but no rental income is expected as the tenant is not operating the property and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On May 21, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), we purchased a 35-acre property that includes four greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for medical cannabis cultivation in Huerfano County, Colorado for approximately $2.3 million plus acquisition costs. As part of the transaction, the Trust agreed to provide funding of approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. PW Walsenburg’s total capital investment as of December 31, 2022 is approximately $4.2 million. Concurrent with the acquisition, PW Walsenburg entered into a 20-year “triple-net” lease (the “Walsenburg Lease”) with Walsenburg Cannabis LLC (“WC”). The lease required WC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Walsenburg Lease provided two, five-year renewal options. The rent for the Walsenburg Lease was structured whereby after a sixth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent was structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent would be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease required the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Walsenburg Property. The lease also has personal guarantees from the owners of WC. The Walsenburg Lease was structured to provide an annual straight-line rent of approximately $729,000, representing an estimated yield on costs of over 18%.

On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding for the addition of processing space and equipment that is housed on another Power REIT property pursuant to a sublease. The total capital investment as of December 31, 2022 was approximately $636,000. The term of payments in the Walsenburg Lease Amendment is ten years with no renewal options. As of December 31, 2022 the tenant is not current on rent and revenue recognition is being handled on a cash-basis. The tenant has vacated the Walsenburg facility but is still operating the processing equipment. During 2022, the Trust recognized revenue of $250,000 related to a security deposit from the tenant and the Walsenburg Property is considered an asset held for sale as the Trust has initiated an active program to locate a buyer through a third party and the assets are not in operations, therefore, not generating any rental income and we are evaluating collectability related to the guaranties. Effective December 31, 2022, the Trust has taken an impairment against the PW Walsenburg assets.

The Trust has established a depreciable life for the Walsenburg Property greenhouses of 20 years and a depreciable life for the processing equipment of 10 years and recognized depreciation expense of approximately $135,000 and $27,000 for the years ended December 31, 2022 and 2021.

On June 18, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), we purchased a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in Ordway, Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the construction of an approximately 12,000 square feet of greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. PW JKL’s total capital commitment to date is approximately $1.4 million. Concurrent with the acquisition, PW JKL entered into a 20-year “triple-net” lease (the “JKL Lease”) with JKL2 Inc. (“JKL”). The lease requires JKL to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the JKL Lease provides two, five-year renewal options. The rent for the JKL Lease is structured whereby after an eighth-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 44rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Colorado and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the JKL Property. The lease also has personal guarantees from the owners of JKL. The JKL Lease is structured to provide an annual straight-line rent of approximately $546,000, representing an estimated yield on costs of over 18%. As of December 31, 2022, the tenant has defaulted on the lease by not paying rent that was due and the tenant did not complete construction in a timely manner. PW JKL is currently involved in litigation with JKL and the guarantors of the JKL Lease (see litigation). During 2022, the Trust recognized revenue of $192,000 related to a security deposit from the tenant. Effective December 31, 2022, the Trust has taken an impairment against this asset.

Maine

On May 15, 2020, through a newly formed wholly owned indirect subsidiary, PW ME CanRe SD, LLC (“PW SD”), we acquired a 3.06-acre property in York County, Maine for $1,000,000 (the “495 Property”). The SD Property included a 32,800 square-foot greenhouse and 2,800 square foot processing/distribution building that were both under active construction. Simultaneous with the acquisition, PW SD entered into a lease (the “SD Lease”) with an operator (“Sweet Dirt”). As part of the acquisition, PW SD reimbursed Sweet Dirt for $950,000 of the approximately $1.5 million Sweet Dirt had incurred related to the construction and agreed to fund costs to complete the construction. Our total capital commitment in the 495 Property was approximately $4.92 million which translated to approximately $138 per square foot for a state-of-the-art Controlled Environment Agriculture Greenhouse (“CEAG”). The rent for the Sweet Dirt Lease is structured whereby after a six-month deferred-rent period, the monthly rental payments over the next three years will provide us with a full return of invested capital. Thereafter, rent is structured to provide a 12.9% return based on invested capital with annual rent increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, we have agreed to decrease the rent to an amount equal to a 9% return on the original invested capital amount with increases at a 3% rate per annum based on a starting date of the start of year seven. SD Lease is structured to provide straight-line annual rent of approximately $920,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. The SD Lease requires Sweet Dirt to maintain a medical cannabis license and operate in accordance with all Maine and local regulations with respect to its operations. The construction on the 495 property is complete and is operational. In addition, we received an option to acquire an adjacent 3.58 vacant parcel (the “505 Property”) that was owned by Sweet Dirt for $400,000.

On September 18, 2020, PW SD completed the acquisition of the 505 Property in York County, Maine by exercising its option received at the time of the 495 Property acquisition. The 505 Property is a 3.58-acre property purchased for $400,000 plus closing costs and is adjacent to the 495 Property. Concurrently with the closing of the acquisition of the 505 Property, PW SD and Sweet Dirt entered into an amendment to the SD Lease whereby after a nine-month deferred-rent period, the rental payments provide PW SD a full return of invested capital over the next three years. Thereafter, rent is structured to provide a 13.2% return based on invested capital with annual rent increases of 3% per annum. At any time after year six, if cannabis is legalized at the federal level in the United States, the rent will be adjusted down to an amount equal to a 9% return on the original invested capital amount and will increase at a 3% rate per annum based on a starting date of the start of year seven. The amended SD Lease provides for a straight-line annual rent of approximately $373,000, representing an estimated yield of over 18.5% with the tenant responsible for all operating expenses. As part of the transaction, the Trust agreed to fund the construction of an additional 9,900 square feet of processing space and renovate an existing 2,738 square foot building for approximately $1.56 million. Accordingly, the Trust’s total capital commitment in the 505 Property is approximately $1.96 million and the building is complete.

On March 1, 2022, the SD Lease was amended (the “SD Lease Second Amendment”) to provide funding in the amount of approximately $3.5 million to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to 505 Harold L Dow Highway. The term of the Sweet Dirt Lease Second Amendment is coterminous with the original lease and is structured to provide an annual straight-line rent of approximately $654,000. A portion of the property improvement, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of December 31, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On July 15, 2022, the Sweet Dirt Lease was amended to restructure the timing of rent payments but the annual straight-line rent of the Sweet Dirt Lease did not change. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield. As of December 31, 2022, the SD Property is considered held for sale (See Subsequent Events). Effective December 31, 2022, the Trust has taken an impairment against this asset.

The Trust has established a depreciable life for the 495 Property greenhouses of 20 years and the processing facility of 39 years and has recognized depreciation expense of approximately $239,000 and $217,000 for the years ended December 31, 2022 and 2021 respectively.

California

On February 3, 2021, through a newly formed wholly owned indirect subsidiary PW CA CanRE Canndescent, LLC (“PW Canndescent”), we acquired a property located in Riverside County, CA (the “Canndescent Property”) and the Trust assumed an existing lease. The purchase price was $7.685 million plus acquisition expenses of $99,789 and we paid for the .85 acre property and 37,000 square foot greenhouse facility with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. The Canndescent Lease recognized a lease intangible asset of $807,976 and a lease intangible liability of $178,651. The Canndescent Lease requires Canndescent to pay all property related expenses including maintenance, insurance and taxes. The rent for the Canndescent Lease is structured to provide straight-line annual rent of approximately $1,113,000. Canndescent was current with respect to rent payments through the third quarter of 2022, however, during the fourth quarter of 2002, the tenant defaulted on the lease and the tenant has ceased operations at the property. The rent was current through September 30, 2022 and during the fourth quarter of 2022, the Trust recognized revenue of $100,000 related to a security deposit from the tenant which has vacated the property and is in default on the lease. As of December 31, 2022, the Canndescent Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party. Effective December 31, 2022, the Trust has taken an impairment against this asset.

The Trust has established a depreciable life for the Canndescent Property greenhouse cultivation facility of 37 years for building improvement and 14 years for site improvements and has recognized depreciation expense of approximately $192,000 and $174,000 for the year ended December 31, 2022 and 2021, respectively. The Trust has established an amortization life of 4.5 years for the lease intangibles to be consistent with the remaining Canndescent Lease term and has recognized an amortization expense of approximately $135,000 and $163,000 and addition to revenue for the intangible lease liability of approximately $30,000 and $36,000 for the years ended December 31, 2022 and 2021, respectively.

Oklahoma

On June 11, 2021, through a new formed wholly owned subsidiary, PW CO CanRE Vinita, LLC, (“PW Vinita”), we purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, OK for $2.1 million plus acquisition costs. As part of the transaction, the Trust, agreed to fund $550,000 to upgrade the facilities. PW Vinita’s capital commitment is approximately $2.65 million. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease (the “Vinita Lease”) with VinCann LLC (“VC LLC”) which will operate a cannabis cultivation facility. The lease requires VC LLC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Vinita Lease provides two, five-year renewal options. The rent for the Vinita Lease is structured whereby after a seven-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years in equal monthly payments. After the 43rd month, rent is structured to provide a 13% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent will be readjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Oklahoma and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the Vinita Property. The lease also has a personal guarantee from a former manager of VC LLC. The Vinita Lease is structured to provide an annual straight-line rent of approximately $503,000, representing an estimated yield on costs of over 18%. As of December 31, 2022 the tenant has defaulted on the lease and revenue recognition is currently being handled on a cash-basis but no revenue is expected as the tenant has ceased operations and we are evaluating collectability related to the guaranties. During 2022, the Trust recognized revenue of $176,000 related to a security deposit from the tenant. Effective December 31, 2022, the Trust has taken an impairment against this asset.

The Trust has established a depreciable life for the Vinita Property facilities of 20 years and has recognized depreciation expense of approximately $107,000 and $50,000 for the years ended December 31, 2022 and 2021, respectively.

Michigan

On September 3, 2021, Power REIT, through a newly formed wholly owned indirect subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), we completed the acquisition of a 556,146 square foot greenhouse cultivation facility on a 61.14-acre property in Marengo Township, Michigan (“Marengo Property”) for $18.392 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $2.9 million worth of improvements and upgrades for the facility. Accordingly, PW Marengo’s total capital commitment is approximately $21.4 million Concurrent with the acquisition, PW Marengo entered into a 20-year “triple-net” lease (the “Marengo Lease”) with Marengo Cannabis, LLC (“MC”) for the operation of a cannabis cultivation facility. The lease requires MC to pay all property related expenses including maintenance, insurance and taxes. After the initial 20-year term, the Marengo Lease provides two, five-year renewal options. The rent for the MC Lease was structured whereby after a ten-month free-rent period, the rental payments provide Power REIT a full return of invested capital over the next three years. After the 46th month, rent is structured to provide a 15% return of the original invested capital with increases of 3% rate per annum. At any time after year six, if cannabis is legalized at the federal level, the rent would be adjusted down to an amount equal to a 9% return of the original invested capital and will increase at a 3% rate per annum on a starting date of the start of year seven. The lease requires the tenant to maintain a medical cannabis license and operate in accordance with all Michigan and local regulations with respect to its operations. The lease prohibits the retail sale of the tenant’s cannabis and cannabis-infused products from the MC Property.

On November 2, 2021, PW Marengo amended the lease (“Marengo Amended Lease”) with MC, making an additional $4.1 million available to fund improvements to the existing greenhouse cultivation facility on the same economic terms as the original lease. Accordingly, the Trust’s total capital commitment is approximately $25.6 million plus acquisition costs. As part of the agreement, after a nine-month period, the additional rental payments provide PW Marengo with a full return of its original invested capital over the next three years and thereafter, provide a 14.7% return increasing 3% rate per annum.

The MC Lease, as amended, was structured to provide an annual straight-line rent which represents an estimated yield on costs of over 20%.

Due to the uncertainty around timing for securing the necessary regulatory approvals for marijuana cultivation, the lease with Marengo Cannabis LLC (the “MarCann Tenant”) was amended on June 27, 2022 to restructure monthly rent payments over the course of the lease such that cash rent payment were scheduled to begin in January 2023. An adjustment to future rent was made such that the total amount of rent due under the lease did not change. Revenue recognition for the MarCann Tenant is currently being handled on a cash-basis. The MarCann Tenant was unable to pay the restructured rent as scheduled to commence in January, 2023 as contemplated by the amended lease terms.

As previously announced, cannabis licensing at the Marengo Township greenhouse cultivation facility was delayed based on a dispute with Marengo Township Building Official (“BO”). The BO has taken the position that changing the plant grown in the greenhouse to cannabis would require building permits and a Certificate of Occupancy for the existing structure which previously did not require any. On November 21, 2022, representatives of Power REIT met with the Marengo Township Construction Board of Appeals which has agreed to allow the project to proceed as follows:

●	The existing greenhouse portion of the facility was granted the following variances:

◌	A variance from the Energy Code requirements
◌	A variance from fire suppression consistent with the conclusion of the Michigan Bureau of Fire Services
◌	A variance related to egress requirements consistent with the conclusion of the Michigan Bureau of Fire Services

●	Building permits may be required for modifications to the structure but not for the pre-existing structure itself

Based on the outcome of the CBA hearing, the project is positioned to move forward with securing state and local cannabis licensing. We are working on a strategy related to seeking the required permits for some work that has been completed or is in process after which we could receive a Certificate of Occupancy. Unfortunately, the market for cannabis has compressed dramatically in Michigan over the course of 2022. This greenhouse property would be the largest cultivation facility in Michigan if put into operation for cannabis and would have the potential to produce a significant percentage of the overall Michigan cannabis market opportunity. The Trust is currently evaluating alternatives for this asset included but not limited to: (i) restructuring the lease with the MarCann Tenant, (ii) finding a replacement tenant interested in the cultivation of cannabis at the property, or (iii) finding a replacement tenant interested in the cultivation of produce at the property. There can be no assurance as to how long this process will take.

Nebraska

On March 31, 2022, Power REIT, completed its first acquisition with the focus on the cultivation of food crops, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. Simultaneous with the acquisition, PW MillPro entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. During 2022, MillPro operated the Facility for the cultivation of tomatoes. The lease required MillPro to pay all property related expenses including maintenance, insurance and taxes. The MillPro Lease was structured to provide an annual straight-line rent of approximately $1,099,387, representing an estimated yield on costs of 11%. After the initial 10-year term, the MillPro Lease provides four, five-year renewal options. The rent for the MillPro Lease is structured whereby after the initial 10-year term, the monthly rent increases by 10% at the first renewal option, and 5% at each successive renewal option (second, third, and fourth).

Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations. As of December 31, 2022 the tenant has defaulted on the lease by not paying rent that was due and revenue recognition is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property. During 2022, the Trust recognized revenue of $193,000 related to a security deposit from the tenant. The Trust believes that it acquired the property at an attractive basis and that should create an opportunity to secure a new operator to put the facility back into operation for the cultivation of tomatoes.

The following table summarizes the preliminary allocation of the purchase consideration for the PW MillPro properties based on the relative fair values of the assets acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation
Improvements (Greenhouses/Processing Facilities	8,794,445	283,399

Total Assets Acquired	$9,138,445	$302,919

The Trust has established a depreciable life for the MillPro Facility of 20 years and has recognized depreciation expense of approximately $340,000 for the year ended December 31, 2022.

Revenue Concentration

The Trust’s revenue is highly concentrated. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar LLC which represented approximately 15%, 12%, 11% and 10% of consolidated revenue respectively.

Item 3. Legal Proceedings.

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

On August 11, 2021, our wholly owned subsidiary, PW CO CanRe MF LLC (“CanRe MF”), filed a breach of contract claim against PSP Management LLC (“PSP”) which is our tenant at a property (the “MF Property”) owned by CanRe MF in Ordway, CO pursuant to a lease (the “MF Lease”) in the District Court, Crowley County, Colorado, Case #2021CV30015. CanRe MF also named a principal owner individually as guarantor of the MF Lease in the litigation. PSP did not complete the construction of the MF Property in a timely manner as required by the MF Lease. CanRE MF is seeking damages related to cost over-runs and failure to pay rent as well as costs of collection and interest. PSP has failed to pay rent due in the amount of $87,841 per month since July 2021. On November 1, 2021, PSP agreed to turn over possession of the property to CanRe MF. CanRe MF is seeking to mitigate its damages by completing the construction and finding a replacement tenant for the MF Property. A portion of the property was re-leased during the Second quarter of 2022 to a new tenant – Elevate and Bloom LLC. Also, during the Second quarter 2022, CanRe MF entered into settlement agreements with one guarantor that was a named party in the litigation. Unfortunately, to date, the guarantor has not performed on his obligations related to the settlement agreement.

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

On April 1, 2022, Power REIT’s wholly owned subsidiary, PW CanRe Marengo LLC (“PW Marengo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan (the “Complaint”). The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief related thereto. On June 6, 2022, the Township of Marengo, Michigan filed its answer to the Complaint. On July 5, 2022 the court held a status conference which required the parties to participate in a mediation to occur within 30 days. On August 1, 2022, PW Marengo filed a Stipulation dismiss the Complaint, but the parties agreed to continue the court ordered mediation and extend the deadline for mediation while working to finalize an agreed upon mediator.

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

On October 24, 2022, PW Marengo submitted an application to the Marengo Township Construction Board of Appeals (“CBA”) as another potential path towards the resolution of the dispute. On November 21, 2022, representatives of Power REIT met with the Marengo Township Construction Board of Appeals which has agreed to allow the project to proceed as follows:

-	The existing greenhouse portion of the facility was granted the following variances:

◌	A variance from the Energy Code requirements
◌	A variance from fire suppression consistent with the conclusion of the Michigan Bureau of Fire Services
◌	A variance related to egress requirements consistent with the conclusion of the Michigan Bureau of Fire Services

-	Building permits may be required for modifications to the structure but not for the pre-existing structure itself

Based on the outcome of the CBA hearing, the project is positioned to move forward with securing state and local cannabis licensing. We are working on a strategy related to seeking the required permits for some work that has been completed or is in process after which we could receive a Certificate of Occupancy for cannabis cultivation purposes. We are also working on a strategy related to the overall path forward related to this project that may or may not include the cultivation of cannabis.

We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including the potential for a court ordered mediation process.

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC (“PW JKL”), Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The JKL Parties are owners of JKL 2 Inc. and have provided personal guaranties of the lease between PW JKL, a wholly owned subsidiary of Power REIT, and JKL 2, Inc. The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii) breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages for unpaid rent including against the guarantors of the lease. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market and Historical Prices

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW” and our shares of Series A Preferred Stock are listed for trading on the NYSE American under the symbol “PW. A”. As of March 31, 2023, there were approximately 385 registered holders of registrant’s common shares.

Registrar, Transfer Agent and Disbursing Agent

The transfer agent and registrar for our common shares is Broadridge Corporate Issuer Solutions, Inc.

The registrar, transfer agent and disbursing agent for dividends and other distributions in respect of our Series A Preferred Stock is Broadridge Corporate Issuer Solutions, Inc.

Stock Issued for Cash

During the twelve months ended December 31, 2022, we did not issue any securities.

In 2021, the Trust raised gross proceeds of approximately $36.7 million and issued an additional 1,383,394 common shares through a rights offering that closed on February 5, 2021. Offering expenses of $165,075 were incurred in connection with the offering and recorded as contra-equity netting against the proceeds of offering. Hudson Bay Partner, LP (“HBP”) which is 100% owned by David Lesser, is the Managing Member of PW RO Holdings LLC (“ROH”) which participated in the rights offering and acquired 132,074 shares. On December 31, 2021, ROH distributed 116,617 shares to investors in ROH and currently owns 15,458 shares. HBP is the Managing Member of PW RO Holdings 2 LLC (“ROH2”) which participated in the rights offering and acquired 155,000 shares. On October 8, 2021, ROH2 distributed 136,344 shares to an investor in ROH2 and currently owns 18,656 shares. HBP is the Managing Member of PW RO Holdings 3 LLC (“ROH3”) which participated in the rights offering and acquired 123,020 shares. On December 17, 2021, ROH3 distributed 108,610 shares to investors in ROH3 and currently owns 14,410 shares. HBP became a Co-Managing Member of 13310 LMR2A (“13310”) which participated in the rights offering and acquired 68,679 shares.

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

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. As of December 31, 2021, our last tax return completed to date, we have a net operating loss of $24.8 million which reduces our taxable net income, thereby reducing the amount we are required to distribute to our shareholders as dividends, until such Net Operating Losses are exhausted.

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

Issuer Purchases of Equity Securities

On January 19, 2017, the board of trustees approved a stock repurchase program of up to $750,000 and which is approved for both common shares and preferred shares of the Trust. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Exchange Act. The authorization of the stock repurchase program does not obligate the Trust to acquire any particular amount of common or preferred stock. The timing, manner, price and amount of any repurchases will be determined by the Trust in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.

As of December 31, 2022, the Company has not repurchased any shares of stock under the stock repurchase program.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2022 or 2021 other than the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock on February 3, 2021, as part of the closing for the Canndescent acquisition that were disclosed in Power REIT’s Current report on Form 8-K filed with the SEC on February 4, 2021. The shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof. The entities receiving the shares represented that they each were an “accredited investor,” as defined in Regulation D, and were acquiring the securities described herein for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

The following table provides information regarding our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)
Equity compensation plans approved by security holders	205,000	13.44	150,917
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	205,000	13.44	150,917

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Trust as of and for the years ended December 31, 2022 and December 31, 2021.

We are an internally managed real estate investment trust (“REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States. In 2019, we expanded the focus of our real estate activities to include CEA properties in the form of greenhouses in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which use approximately 70% less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Certain of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. During 2022, we acquired a greenhouse focused on the cultivation of tomatoes. We typically enter into long-term “triple net” leases where our tenants are responsible for all costs related to the property, including insurance, taxes and maintenance.

As of December 31, 2022, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 601 acres of fee simple land leased to seven utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”), and approximately 263 acres of land with 2,211,000 square feet of existing or under construction greenhouse/processing space.

On March 31, 2022, Power REIT completed its first acquisition with the focus on the cultivation of food crops, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. The MillPro property is configured for the cultivation of tomatoes and during 2022 grew a preliminary crop. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations. We remain optimistic that we acquired this property at an attractive basis and that a new tenant can be secured to put the facility back into operation in the future.

Our primary objective is to maximize the long-term value of the Trust for our shareholders. To that end, our business goals are to obtain the best possible rental income at our properties in order to maximize our cash flows, net operating income, funds from operations, funds available for distribution to shareholders and other operating measures and results, and ultimately to maximize the values of our properties.

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Trust, which includes:

● Raising capital by monetizing the embedded value in our portfolio to enhance our liquidity position and, as appropriate reducing debt levels to strengthen our balance sheet;

● Selling off non-core properties and underperforming assets;

● Seeking to re-lease properties that are vacant or have non-performing tenants

● Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

● Improving the operating results of our properties; and

●Taking steps to position the Company for future growth opportunities.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include selling properties, raising capital or through other actions.

Liquidity

As of December 31, 2022, our consolidated balance sheet reflected $2.85 million (after taking out $1million restricted cash) in cash and cash equivalents. We believe that this amount and future net cash provided by operations, property sales, and other sources of capital, should provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Annual Report.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, if appropriate, will seek to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in early 2023 we completed sales of assets for total gross proceeds of $2.5 million (See Subsequent Events). We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling properties and/or re-leasing them in an effort to improve the overall performance going forward.

Taking Steps to Position the Company for Future Growth Opportunities

We are taking steps designed to position the Trust to create shareholder value. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with seeking to reposition properties.

We may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with the Trust.

Results of Operations

Results of Operations for the Year ended December 31, 2022 as compared to the year ended December 31, 2021

Our total revenue for the fiscal years 2022 and 2021 was $8,517,720 and $8,457,914 respectively. Net loss attributed to common shares for the fiscal year 2022 was $14,906,310 compared to net income attributed to common shares of $4,491,656 for 2021. The difference between our 2022 and 2021 consolidated results was principally attributable to an impairment expense in the amount of $16,739,040 related to the challenges within the cannabis cultivation industry and estimating a reduction of property values within our portfolio. Rental income increased $210,311 as a result of converting rent recognition on defaulted leases from a straight line to a cash basis which was offset with decrease in rental income from related parties of $143,135. Other income decreased by $7,370, depreciation expenses increased by $638,439, amortization expense decreased by $27,929 and interest expense increased in the amount of $618,100. The increase in general and administrative expense of $638,021 was primarily due to an increase in payroll, audit and tax, and legal expenses. For the fourth quarter, 2022, we started to incur property maintenance costs including property tax accruals due to the tenants defaulting on leases and ceasing operations at our properties which totaled $878,020.

Our expenses, other than dividend payments on our Series A Preferred Stock, are for general and administrative (“G&A”) expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

During 2022, revenue has been concentrated from certain tenants. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar LLC which represented approximately 15%, 12%, 11% and 10% of consolidated revenue respectively.

Liquidity and Capital Resources

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities, proceeds received from borrowings, which may be secured by liens on assets as well as proceeds from the sale of assets.

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

On December 21, 2021, a wholly owned subsidiary of Power REIT entered into a Debt Facility (the “Debt Facility”) with initial availability of $20 million. On March 13, 2023 we entered into a modification of the terms of the Debt Facility which is summarized as follows:

-	The total commitment is reduced from $20 million to $16 million.
-	The interest rate is changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Debt Facility will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Debt Facility will be required to pay the outstanding loan amount.
-	The maturity date of the Debt Facility is changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Debt Facility no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained.
-	A $160,000 fee will be charged by the bank for the modification.

On January 6, 2023, we closed on the sale of an unencumbered portfolio of solar ground leases for gross proceeds of $2.5 million (See Subsequent Events).

Cash Flows

Our cash and cash equivalents and restricted cash totaled $3,847,871 as of December 31, 2022, an increase of $676,570 from December 31, 2021. During the year ended December 31, 2022, the primary use of cash was for working capital requirements and investment activities which was offset by proceeds from a new long term debt facility.

During the year ended December 31, 2022, our net cash generated by operating activities was $6,840,237. During the year ended December 31, 2021, the Trust’s net cash generated by operating activities was $8,000,559. The difference was due to the decrease in net income generated by tenants defaulting on leases.

During the year ended December 31, 2022, our net cash used in investing activities was $20,955,110. During the year ended December 31, 2021, the Trust’s net cash used in investing activities was $42,097,290. The difference was due to a decrease in the amount of acquisitions the Trust made in 2022 compared to 2021.

During the year ended December 31, 2022, our net cash generated in financing activities was $14,791,443 which included $16,000,000 of proceeds from a new debt facility, payments on long-term debt of $674,979, payment of debt issuance costs of $43,958 and payments for dividend payments to the holders of our Series A Preferred Stock of $489,620. During the year ended December 31, 2021, the Trust’s net cash used in financing activities was $31,666,206.

With the cash available as of December 31, 2022 and the sale and potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities, proceeds received from borrowings, which may be secured by liens on assets as well as proceeds from the sale of assets. Based on our leases in place as of December 31, 2022, we anticipate generating approximately $1,800,506 in cash rent excluding assets held for sale and approximately $8,500,000 in sales of at least two properties, however there can be no assurance that the properties will be sold or if sold that they will be at favorable prices. At December 31, 2022, we owed debt in the principal amount of $39,100,104, which has debt service due of $1,168,819 over the next twelve months. We anticipate that our cash from operations and property sales should be sufficient to support our operations and our debt service obligations; To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms.

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

The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Preferred Dividend Arrearages

As of December 31, 2022, the Trust has 336,944 aggregate outstanding shares of Series A Preferred Stock of (par value $25.00 per share). During the fourth quarter of 2022, the Trust did not declare a dividend on its Series A Preferred Stock. Dividends on the Series A Preferred Shares are cumulative and therefore will continue to accrue at an annual rate of $0.4844 per share per quarter. As of December 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding Series A Preferred Shares totaled approximately $163,000 or $0.4844 per share.

Borrowings

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2022 was approximately $58,000.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2022 was approximately $490,000 (net of approximately $1,400 of capitalized debt costs).

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The balance of the PWRS Bonds as of December 31, 2022 was approximately $7,393,000 (net of approximately $258,000 of capitalized debt costs).

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of December 31, 2022 was $14,615,000 (net of approximately $285,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. Debt issuance expenses of approximately $275,000 were capitalized at the origination of the loan and amortization of approximately $53,000 has been recognized during the year ended December 31, 2022. As of December 31, 2022, $16,000,000 has been drawn against this Debt Facility and is outstanding compared to $0 outstanding at December 31, 2021.

Effective October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement was established.

On March 13, 2023 the terms of the Debt Facility were amended which is summarized as follows:

-	The total commitment is reduced from $20 million to $16 million.
-	The interest rate is changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Debt Facility will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Debt Facility will be required to pay the outstanding loan amount.
-	The maturity date of the Debt Facility is changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Debt Facility no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained.
-	A $160,000 fee will be charged by the bank for the modification.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2022 is as follows:

Total Debt

2023	1,168,819
2024	715,777
2025	16,755,634
2026	797,628
2027	841,452
Thereafter	18,820,794
Long term debt	$39,100,104

Critical Accounting Estimates

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates.

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

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.

If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

In 2022, we recorded approximately $16.7 million in non-cash impairment charges. We did not record any noncash impairment charges on our long-lived assets in 2021. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

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

Core FFO: Management believes that Core FFO is a useful supplemental measure of the Trust’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Trust’s asset portfolio and inappropriately affect the comparability of the Trust’s period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. FFO does not include gains and losses on sales of operating real estate assets or impairment write downs of depreciable real estate, which are included in the determination of net loss in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Trust believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Trust to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Trust’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Trust’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

CORE FUNDS FROM OPERATIONS (FFO)

	Years ended December 31,
	2022	2021
Revenue	$8,517,720	$8,547,914

Net Income (Loss)	$(14,253,483)	$5,144,490
Stock-Based Compensation	682,259	382,328
Interest Expense - Amortization of Debt Costs	87,430	35,106
Amortization of Intangible Lease Asset	371,804	399,733
Amortization of Intangible Lease Liability	(29,776)	(35,951)
Depreciation on Land Improvements	1,505,470	867,031
Impairment Expense	16,739,040	-
Core FFO Available to Preferred and Common Stock	5,102,744	6,792,737

Preferred Stock Dividends	(652,827)	(652,834)

Core FFO Available to Common Shares	$4,449,917	$6,139,903

Weighted Average Shares Outstanding (basic)	3,377,676	3,178,215

Core FFO per Common Share	1.32	1.93

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a- 15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2022 were effective. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of the Trust’s financial affairs.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no material changes in our internal control during the quarter ended December 31, 2022 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

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

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm to pursuant Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act and Section 404(c) of the Sarbanes-Oxley Act of 2002, as adopted and amended by the SEC, which provides that Section 404(b) of the Sarbanes-Oxley Act is not applicable with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 12b-2 the Trust is a smaller reporting company and not subject to the internal control over financial reporting attestation requirements by the Trust’s registered independent public accounting firm.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of December 31, 2022. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee Since	Trust Position

David H. Lesser	57	2009*	Chairman of Board of Trustee, Chief Executive Officer, Chief Financial Officer, Secretary
Susan P. Hollander	54	2020	Chief Accounting Officer
Virgil E. Wenger	92	1991*	Trustee Chairman of Audit Committee Member of Special Committee – Related Party Transactions
William S. Susman	59	2010*	Trustee Chairman of Compensation Committee Chairman of Nominating Committee Chairman of Special Committee – Related Party Transactions
Patrick R. Haynes, III	39	2011*	Trustee Member of Nominating Committee Member of Compensation Committee Member of Special Committee – Related Party Transactions
Dionisio J. D’Aguilar	58	2022	Trustee Member of Nominating Committee Member of Audit Committee Member of Special Committee – Related Party Transactions

*	Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

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

Virgil E. Wenger, CPA, is currently, and has for the past nine years been, an independent consultant who primarily works with new startup ventures that need accounting services and financial planning assistance to determine investment and working capital needs. He also serves as chief financial officer for two private companies: Shareholder Intelligence Services, a provider of information to publicly traded client companies concerning shareholder ownership, broker activity and related analytics; and Econergy Corporation, a manufacturer and marketer of proprietary air conditioning systems. Mr. Wenger was previously a partner at Ernst & Young LLP for over 25 years. He is a graduate of the University of Kansas, with a B.S. in Business Administration, and of the Harvard Business School Advanced Management Program.

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

William S. Susman has over 30 years of investment banking experience, including significant experience in the transportation and railroad industry. As the former head of Merrill Lynch’s Transportation and Consumer Group, Mr. Susman advised numerous railroad clients, including Burlington Northern, CSX, Kansas City Southern, Norfolk Southern Railways, TMM and Union Pacific. Mr. Susman is currently founder and CEO of a boutique investment advisory firm, Threadstone Advisors, and has held such position since 2011. Prior to founding Threadstone Advisors, he was President of Financo, an investment bank focused on retail and consumer goods, where he worked from 2004-2011. Mr. Susman began his investment banking career at Salomon Brothers, in their transportation group. Mr. Susman sits on the boards of two private companies: Preferred Fragrances and Jonathan Adler Enterprises. Mr. Susman is a graduate of the University of Michigan, with a B.S. in Business Administration and a Masters from the Kellogg Graduate School of Management at Northwestern University.

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

Patrick R. Haynes, III is a commercial real estate investment professional with over 15 years of direct real estate private equity and investment experience across all asset classes. Mr. Haynes has served in the principal capacity on over $125m of commercial real estate investments and worked on institutional private equity and family office investment teams.

Mr. Haynes is currently the founder and managing principal of Jackson River Capital (“JRC”). JRC is a private commercial real estate holding company that sponsors/co-sponsors commercial real estate investments and platforms seeking to generate attractive risk-adjusted returns.

In 2018, Mr. Haynes co-founded Wellness Real Estate Partners (WREP), a private real estate investment platform focused on acquiring real estate assets NNN leased to behavioral health operators. The model is to provide “PropCo” capital to behavioral health companies, which have historically operated in a non-institutional sector of the healthcare industry constrained by less mature capital markets. As a result, without access to more efficient capital market execution (i.e. lower cost funding), the stronger behavioral health service/care providers have been restricted in their ability to grow. This ultimately hurts the communities they serve.

Immediately prior to founding Wellness Real Estate Partners, Mr. Haynes co-founded and ran a hospitality investment platform focused on aggregating franchised selected service hotels located in secondary and tertiary US markets. Prior to this venture, Mr. Haynes was employed by Alliance Partners HSP (“Alliance”), an opportunistic real estate investment and development company.

Prior to joining Alliance in 2013, Mr. Haynes worked for the Rockefeller Group Investment Management Corp. (“RGIM”). At RGIM he was responsible for the financial analysis for RGIM’s corporate acquisitions and direct real estate investments and supported institutional fundraising and business development. Mr. Haynes began his career at Lehman Brothers in 2007 in the Real Estate Private Equity Group where he performed financial analysis, market research and due diligence for over $2.0 billion in potential real estate acquisitions across all asset classes nationally. Mr. Haynes supported the successful fund management led buyout of Lehman’s real estate private equity funds’ advisory business, responsible for the management of approximately $18 billion in real estate assets globally. Mr. Haynes remained with the go-forward venture created by the fund’s management, Silverpeak Real Estate Partners (“Silverpeak”), until joining RGIM.

Mr. Haynes has over 12 years of experience serving on the board of Power REIT (NYSE MKT Ticker Symbol: PW). He has served as a member of various committees over the years and is considered to be an independent trustee in accordance with the NYSE MKT LLC Company Guide.

Mr. Haynes received a Bachelor of Arts in U.S. History from Brown University.

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

Leadership Structure

Our Chief Executive Officer serves as our Chairman of the Board of Trustees. Our Board does not have a lead independent trustee. Our Board has determined its leadership structure is appropriate and effective given the size of the Trust and our stage of development.

Board Committees

Our Board of Trustees has four committees: an Audit Committee, a Compensation Committee, a Nominating Committee and a Special Committee for Related Party Concerns. Each of the four committees consist solely of independent trustees in accordance with the NYSE American Company Guide.

Audit Committee

Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide: Virgil E. Wenger and Dionisio D’Aguilar. Mr. Wenger serves as chairman of the Audit Committee. The Board of Trustees has determined that Mr. Wenger and Mr. D’Aguilar meet the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

During 2022, the Audit Committee met on three occasions, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com

Compensation Committee

During 2022, our Compensation Committee consisted of two independent trustees under the rules of the NYSE American Company Guide: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

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

During 2022, the Compensation Committee met on one occasion, after conferring individually or via writing, took action by written consent. All of the Compensation Committee members were in attendance at the meeting. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

The Nominating Committee is chaired by William S. Susman with Dionisio D’Aguilar and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee met one time in 2022.

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

Special Committee – Related Party Transactions

The Special Committee – Related Party Transactions (“the Special Committee”) was formed with William Susman serving as Chairman, Patrick R. Haynes, III, Virgil E. Wenger, and Dionisio J. Aguilar serving as members. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees. The Special Committee met or took action by written consent on thirteen occasions during 2022.

Code of Business Conduct and Ethics

The Trust has a Code of Business Conduct and Ethics, with which all officers and trustees must comply. A copy of the code may be viewed on our website at www.pwreit.com, and printed copies may be requested, without charge, by writing to us at 301 Winding Road, Old Bethpage, NY 11804, Attention: Investor Relations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and, in our case, the NYSE American. Executive officers, trustees and greater than 10% shareholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of such copies, we believe that our current executive officers, trustees and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2022 other than a late filing by Patrick Haynes which reported the grant of an option to purchase 10,000 common shares and the grant of 600 common shares and a late Form 3 filing by Mr. Dionisio D’Aguilar upon his appointment to the Board.

Item 11. Executive Compensation.

Trustee Compensation

Compensation of our independent trustees for the fiscal year ending December 31, 2022, is listed in the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards (Shares)(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Virgil E. Wenger	$-	$8,064	79,326	$-	$-	$-	$87,390
William S. Susman	$-	$8,064	79,326	$-	$-	$-	$87,390
Patrick R Haynes, III	$-	$8,064	79,326	$-	$-	$-	$87,390
Dionisio D’Aguilar	$-	$8,064	79,326	$-	$-	$-	$87,390

(1)	For all stock awards, the values reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Shares vest over 4 quarters beginning September 30, 2022.
(2)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022. See FN8.

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2022 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Shares Subject to Outstanding Stock Awards

Virgil E. Wenger	10,000	5,900
William S. Susman	10,000	5,900
Patrick R Haynes, III	10,000	5,900
Dionisio D’Aguilar	10,000	600

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our principal executive officer and principal accounting officer for the last two fiscal years ending December 31 is set forth in the table below:

Name and Principal Positions	Year	Salary	Bonus	Stock Awards		Option Awards (Shares)(4)	All Other Compensation	Total

David H. Lesser, Chairman, CEO and CFO	2022	$62,500	$-	$268,800	(1)	1,189,895	$-	$1,458,695

	2021	$-	$-	$743,600	(2)	-	$-	$743,600

Susan Hollander, CAO	2022	$63,000	$-	$-		59,494	$-	$122,494

	2021	$-	$-	$18,590	(3)		$-	$18,590

(1)	The value reflects the aggregate grant date fair value computed in accordance with FASB ASC 718. Shares vest monthly over 36 months beginning August 1, 2022.
(2)	The value reflects the aggregate grant date fair value computed in accordance with FASB ASC 718. Shares vest monthly over 36 months beginning June 1, 2021.
(3)	The value reflects the aggregate grant date fair value computed in accordance with FASB ASC 718. Shares vest monthly over 36 months beginning July 1, 2021.
(4)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022.

The following table sets forth outstanding option equity and restricted stock awards granted to the Trust’s principal executive officer and principal accounting officer as of December 31, 2022:

Outstanding Equity Awards at Fiscal Year End

Option Awards					Stock Awards
Name	Year	Number of shares underlying unexercised options (exercisable) (1)	Number of shares underlying unexercised options (unexercisable)(1)	Option exercise price	Option expiration date	Number of shares that have not vested		Market value of shares that have not vested (6)
David H. Lesser, CEO	2022	20,833	129,167	$13.44	7/15/2033	17,222	(2)	$68,026
	2021	-	-			9,444	(3)	37,303

Susan Hollander, CAO	2022	1,042	6,458	$13.44	7/15/2033
	2021	-	-			250	(4)	987
	2020	-	-			67	(5)	265

(1)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022.
(2)	Shares were granted on May 12, 2021 and vest monthly over 36 months on a pro-rata basis starting June, 2021.
(3)	Shares were granted on July 15, 2022 and vest monthly over 36 months on a pro-rata basis starting August, 2022.
(4)	Shares were granted on May 12, 2021 and vest monthly over 36 months on a pro-rata basis starting July 1, 2021.
(5)	Shares were granted on September 30,2020 and vest quarterly over 12 quarters starting on July 1, 2020.
(6)	Based on the stock price of PW at 12/31/22 which is $3.95.

COMPENSATION DISCUSSION

The Trust’s compensation program is designed to incentivize key individuals to provide services of value to the Trust, including services in the long-term interest of the Trust. Over the last few years, the Trust has focused on minimizing cash compensation and providing incentive compensation in the form of option and restricted stock grants. The compensation program has consisted primarily of occasional option grants and restricted stock grants to our independent trustees, occasional option grants and restricted stock grants to our CEO and occasional option grants to our CAO in additions to the cash salary paid to our CEO and CAO. The Trust believes this approach provides the Trust with increased flexibility to vary the amounts and types of compensation paid to the Trust’s executive officer, to serve the goals of:

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

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants and option during 2022 to our trustees and CEO and an option grant to our CAO. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of March 31, 2023, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,389,661 shares of our Common Shares outstanding as of March 31, 2023.

	Owned at March 31, 2023
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Executive Officers
David H. Lesser (1)	649,427	18.92%
Susan P. Hollander(2)	4,383	*
Virgil E. Wenger(3)	13,097	*
William S. Susman(4)	10,195	*
Patrick R. Haynes, III(5)	23,004	*
Dionisio D’Aguilar(6)	3,378	-
All trustees and executive officers as a group	703,484	24.01%

*	Less than 1%

(1) Mr. Lesser beneficially owns (i) 649,427 shares of common shares, which includes: (a) 490,557 shares owned directly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“13310”), for which Mr. Lesser acts as the Co-Managing Member, (c) 15,458 shares of common shares owned indirectly through PW RO Holdings LLC (“ROH”) for which Mr. Lesser is the Managing Member, (d) 18,656 shares of common shares owned indirectly through PW RO Holdings 2 LLC (“ROH2”) for which Mr. Lesser acts as the Managing Member, (e) 14,410 shares of common shares owned indirectly through PW RO Holdings 3 LLC (“ROH3”) for which Mr. Lesser acts as Managing member and (ii) 10-year options granted on July 15, 2022 to purchase 41,667 shares of our common stock at $13.44 per share, all of which have vested. The address for each of Mr. Lesser, LMR2A, PW Holdings, PW 2 Holdings, PW 3 Holdings is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Does not include 68,335 shares of common shares owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Ms. Susan P. Hollander beneficially owns (i) 2,300 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 2,083 shares of our common stock at $7.96 per share, all of which have vested.

(3) Mr. Virgil E. Wenger beneficially owns (i) 10,319 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 2,778 shares of our common stock at $7.96 per share, all of which have vested.

(4) Mr. William S. Susman beneficially owns (i) 7,417 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 2,778 shares of our common stock at $7.96 per share, all of which have vested.

(5) Mr. Haynes beneficially owns (i) 23,004 shares of common shares, which includes: (a) 8,719 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 2,778 shares of our common stock at $13.44 per share, all of which have vested.

(6) Mr. Dionisio D’Aguilar beneficially owns (i) 600 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 2,778 shares of our common stock at $7.96 per share, all of which have vested.

Changes in Control

None

Equity Compensation Plan Information

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “related Party Transactions” since January 1, 2021.

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the year ended December 31, 2022 compared to $60,000 paid during the year ended December 31, 2021. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. Total rental income recognized for the years ended December 31, 2022 and 2021 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $260,296, $125,695, $0 and $193,000 respectively compared to $444,614, 277,512, $0 and $0, respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of December 31, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield.

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

Review, Approval or Ratification of Transactions with Related Persons

The Special Committee – Related Party Transactions was formed for the purpose of approving all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees and includes all members of the Audit Committee.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. MaloneBailey, LLP billed the Trust $146,000 and $130,500 for professional services in the years ended 2022 and 2021, respectively, related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Audit-Related Fees

The Trust did not pay any Audit Related Fees in the year ended December 31, 2022 and paid a total of $10,000 to MaloneBailey LLP, during 2021 for an audit related to the acquisition of the property located in Desert Hot Springs, CA.

Tax Fees

The Trust has engaged Malone Bailey, LLP to prepare its 2021 and 2020 tax return. The trust paid Malone Bailey, LLP $12,500 and $6,000 in 2022 and 2021 for professional services rendered related to the preparation of tax returns.

All Other Fees

No other fees were paid for 2022 or 2021.

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

All of the engagements for services rendered in 2022 and 2021 by the Trust’s independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrants Form 8-A12B (File No. 001-36312) filed with the Commission as of February 11, 2014.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-36312) filed with the Securities and Exchange Commission as of March 24, 2021.

4.2†	Power REIT 2020 Equity Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36312) filed with the Commission on May 29, 2020.

4.6	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.3	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.4	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.5	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.7	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of July 15, 2019.

10.8	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC), dated December 1, 2011 incorporated herein by reference to Exhibit 10.5 to the annual report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.9	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC, dated December 31, 2012, incorporated herein by reference to such Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.10	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.11	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.12	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC, dated March 26, 2013, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.13	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.14	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.15	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.
,
10.16	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC, dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.17	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.18	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC, dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.19	Lease Agreement related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 20, 2020.

10.20	Lease Amendment Related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 1, 2020.

10.21	Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.22	First Amendment to Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.23	Lease Amendment with Green Street LLC, dated August 25, 2020, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.24	Lease Agreement with Fifth Ace, LLC, incorporated herein by reference to Exhibit 10.1 to such exhibit to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 21, 2020.

10.25	Lease Agreement with PSP Management LLC, dated October 15, 2020, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of October 16, 2020.

10.26	Lease Agreement with Green Mile Cultivation LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of December 7, 2020.

10.27	Form of Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.28	Lease Agreement with The Grail Project LLC, dated January 1, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

10.29	Lease Agreement with DOM F LLC, dated January 14, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.30	Lease Agreement with Fiore Management, LLC, dated April 14, 2017, as amended on August 31, 2017, February 1, 2018 and April 1, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

10.31	Lease Amendment related to The Grail Project, LLC, dated February 19, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

10.32

Lease Agreement with The Gas Station, LLC, dated March 11, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

10.33	Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

10.34	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

10.35	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

10.36	Lease Agreement with to JKL2 LLC, dated June 18, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange CommissiononJune21,2021.

10.37	Lease Agreement with Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on September 9, 2021.

10.38	Lease Amendment with Marengo Cannabis LLC, dated November 2, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 4, 2021.

10.39	Lease Agreement with Golden Leaf Lane LLC, dated November 5, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 8, 2021.

10.40	Second Lease Amendment with NorthEast Kind Assets LLC, dated March 21, 2022, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 21, 2022.

10.41	Loan Agreement between PW CanRE Holdings LLC and Lender, dated December 21, 2021 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.42	Purchase Agreement between M. Shapiro Management Company, LLC as Court Appointed Receiver and Power REIT dated May 10, 2021, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.43	Lease Agreement with Millennium Produce of Nebraska LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.44	Second Lease Amendment between PW ME CanRe SD LLC and NorthEast Kind Assets LLC dated March 21, 2022, incorporatedby reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 21, 2022.

10.45

Second Lease Amendment between PW CO CanRE Walsendburg LLC and Walsenburg Cannabis LLC, dated January 1, 2022, incorporated by reference to Exhibit 10.45 to the Current Report on Form 10-Q (File No. 001-36312) filed with the Securities and Exchange Commission on May 9, 2022.

10.46

Purchase and Sale Agreement between PW MillPro NE LLC and O’Neill Ventures, Inc. dated March 4, 2022, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.47	Second Amendment to Lease Agreement between PW MI CanRE Marengo LLC and Marengo Cannabis LLC dated June 27, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on July 5, 2022.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

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

Date: March 31, 2023

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

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	March 31, 2023
David H. Lesser	CFO, Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 31, 2023
Susan Hollander

/s/ Virgil E. Wenger	Trustee	March 31, 2023
Virgil E. Wenger

/s/ William S. Susman	Trustee	March 31, 2023
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 31, 2023
Patrick R. Haynes, III

/s/ Dionisio D’Aguilar	Trustee	March 31, 2023
Dionisio D’Aguilar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-lived assets

Description of the Matter

As described in Notes 2 and 7 to the consolidated financial statements, long-lived assets are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. As a result of the downturn in the cannabis industry the Company experienced declines in revenue and operating income at certain asset groups. Based on the declines, the Company evaluated its long-lived assets for recoverability and determined that certain assets were not recoverable and were impaired. As a result, the Company recognized a $16.7 million impairment loss for the year ended December 31, 2022. Auditing the Company's recoverability and impairment tests involved a high degree of subjectivity due to the significant estimation required in determining the future cash flows of the asset groups. The Company developed its estimates and significant assumptions such as monthly rental rates, vacancy rates, discount rate, and overall economics of the real estate industry related to each asset group’ future cash flows.

How We Addressed the Matter in Our Audit

Our testing of the Company's recoverability and impairment tests included, among other procedures, evaluating the significant assumptions and operating data used to assess recoverability and estimate fair value of the asset groups. For example, we compared the significant assumptions used to estimate cash flows, including revenue, to the historical results of the asset groups operating results. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the recovery amount and fair value estimates.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
March 31, 2023

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Land	$7,826,135	$7,820,115
Greenhouse cultivation and processing facilities, net of accumulated depreciation	46,577,077	29,508,012
Greenhouse cultivation and processing facilities - construction in progress	-	11,150,155
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	63,553,212	57,628,282

Cash and cash equivalents	2,847,871	3,171,301
Restricted cash	1,000,000	-
Accounts receivable	62,198	-
Prepaid expenses and deposits	6,580	493,196
Intangible lease asset, net of accumulated amortization	2,731,909	2,959,397
Deferred debt issuance cost, net of amortization	46,023	274,003
Deferred rent receivable	445,058	1,306,281
Assets held for sale	15,504,072	19,435,730
Other assets	-	50,000
TOTAL ASSETS	$86,196,923	$85,318,190

LIABILITIES AND EQUITY
Accounts payable	$1,416,085	$18,173
Accrued property tax	396,904	-
Accrued interest	153,317	76,600
Deferred rent liability	-	861,916
Tenant security deposits	924,724	1,840,206
Liabilities held for sale	717,988	1,013,059
Current portion of long-term debt, net of unamortized discount	1,119,821	641,238
Long-term debt, net of unamortized discount	37,217,841	22,555,911
TOTAL LIABILITIES	41,946,680	27,007,103

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of December 31, 2022 and December 31, 2021)	8,653,159	8,489,952

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of December 31, 2022 and 3,367,561 shares issued and outstanding as of December 31, 2021)	3,389	3,367
Additional paid-in capital	46,369,311	45,687,074
Retained earnings (accumulated deficit)	(10,775,616)	4,130,694
Total Equity	35,597,084	49,821,135

TOTAL LIABILITIES AND EQUITY	$86,196,923	$85,318,190

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2022	2021
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	7,023,548	6,813,237
Rental income - related parties	578,991	722,126
Other income	181	7,551
TOTAL REVENUE	8,517,720	8,457,914

EXPENSES
Amortization of intangible assets	371,804	399,733
General and administrative	1,518,884	880,863
Property maintenance	516,012	-
Property taxes	362,008	25,912
Depreciation expense	1,505,470	867,031
Impairment expense	16,739,040	-
Interest expense	1,757,985	1,139,885
TOTAL EXPENSES	22,771,203	3,313,424

NET (LOSS) / INCOME	(14,253,483)	5,144,490

Preferred Stock Dividends	(652,827)	(652,834)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,906,310)	$4,491,656

Income (Loss) Per Common Share:
Basic	$(4.41)	$1.41
Diluted	(4.41)	1.38

Weighted Average Number of Shares Outstanding:
Basic	3,377,676	3,178,215
Diluted	3,377,676	3,264,805

Cash dividend per Series A Preferred Share:	$1.45	$1.94
Accumulated dividend accrued per Series A Preferred Share:	0.48	-

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2020	1,916,139	$1,916	$12,077,054	$(360,962)	$11,718,008
Net Income	-	-	-	5,144,490	5,144,490
Cash Dividends on Preferred Stock	-	-	-	(652,834)	(652,834)
Issuance of Common Shares for Cash, net of Stock Issuance Costs	1,383,394	1,383	36,493,483	-	36,494,866
Issuance of Common Shares for Option Exercise	45,128	45	(3,265,768)	-	(3,265,723)
Stock-Based Compensation	22,900	23	382,305	-	382,328
Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Loss	-	-	-	(14,253,483)	(14,253,483)
Cash Dividends on Preferred Stock	-	-	-	(489,620)	(489,620)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	22,100	22	682,237	-	682,259
Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2022	2021
Operating activities
Net income (loss)	$(14,253,483)	$5,144,490

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible lease asset	371,804	399,733
Amortization of debt costs	87,430	35,106
Amortization of below market lease	(29,776)	(35,951)
Stock-based compensation	682,259	382,328
Depreciation	1,505,470	867,031
Impairment on asset	16,739,040	-

Changes in operating assets and liabilities
Accounts receivable	(62,198)	-
Deferred rent receivable	1,321,311	(491,637)
Deferred rent liability	(861,916)	737,950
Prepaid expenses and deposits	486,616	(403,851)
Other assets	50,000	(33,025)
Accounts payable	1,480,541	(4,191)
Tenant security deposits	(1,150,482)	1,474,725
Accrued interest	76,717	(3,979)
Accrued property tax	396,904	-
Prepaid rent	-	(68,170)
Net cash provided by operating activities	6,840,237	8,000,559

Investing activities
Cash paid for land, greenhouse cultivation and processing facilities	(11,826,487)	(30,865,493)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	(9,128,623)	(11,231,797)
Net cash used in investing activities	(20,955,110)	(42,097,290)

Financing Activities
Net proceeds from issuance of common stock for stock option exercise	$-	$(3,265,723)
Net proceeds from issuance of common stock for cash	-	36,494,866
Payment of debt issuance costs	(43,958)	(275,000)
Proceeds from long-term debt	16,000,000	-
Principal payment on long-term debt	(674,979)	(635,103)
Cash dividends paid on preferred stock	(489,620)	(652,834)
Net cash provided by financing activities	14,791,443	31,666,206

Net increase (decrease) in cash and cash equivalents	676,570	(2,430,525)

Cash and cash equivalents and restricted cash, beginning of period	$3,171,301	$5,601,826

Cash and cash equivalents and restricted cash, end of period	$3,847,871	$3,171,301

Supplemental disclosure of cash flow information:
Interest paid	$1,581,840	$1,108,758
Preferred stock issuance for purchase of greenhouse cultivation and processing facility	-	4,997,803
Reclass of deferred debt issuance costs to liability upon loan draw	255,165	-
Preferred stock dividend accrual	163,207	-

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

The Trust is structured as a holding company and owns its assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2022, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 601 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 108 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the year ended December 31, 2022, the Trust paid quarterly dividends during the first three quarters of 2022 of approximately $490,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock and accrued the fourth quarter dividend amount of approximately $163,000.

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

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts included in restricted cash represents funds held by the Trust related to debt service payment reserve required by the Debt Facility. See Note 6 for further discussion of the debt service payment reserve requirement. The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	Year Ended
	December 31,
	2022	2021

Cash and cash equivalents	$2,847,871	$3,171,301
Restricted cash	1,000,000	-
Cash and cash equivalents and restricted cash	$3,847,871	$3,171,301

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

Impact of New Accounting Standards

The Trust has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Trust’s financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Income per Share:

	Year Ended
	December 31,
	2022	2021

Numerator:

Net income (loss)	$(14,253,483)	$5,144,490
Preferred stock dividends	(652,827)	(652,834)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$(14,906,310)	$4,491,656

Denominator:
Denominator for basic EPS - Weighted average shares	3,377,676	3,178,215
Dilutive effect of options	-	86,590
Denominator for diluted EPS - Adjusted weighted average shares	3,377,676	3,264,805

Basic income (loss) per common share	$(4.41)	$1.41
Diluted income (loss) per common share	$(4.41)	$1.38

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. At of December 31, 2022, the Trust has four properties that are considered assets held for sale. See Note 7 for discussion of impairments of our assets held for sale.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the years ended December 31, 2022, and 2021, all acquisitions were considered asset acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Impairment of Long-Lived Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.

If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

In 2022, we recorded approximately $16.7 million in non-cash impairment charges (See Note 7 for discussion on impairments). We did not record any noncash impairment charges on our long-lived assets in 2021. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW Candescent, which was determined the buildings have a useful life of 37 years. The Trust recorded an increase in depreciation expense for the year ended December 31, 2022 related to depreciation on properties that it acquired and the placement into service of tenant improvements at our properties. For each of the twelve months ended December 31, 2022 and 2021, approximately $1,505,000 and $867,000 depreciation expense was recorded, respectively.

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

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which will be amortized over a 24.6-year period. For each of the twelve months ended December 31, 2022 and 2021, approximately $10,000 of the intangibles was amortized and the net intangible assets as of December 31,2022 were re-classed to asset held for sale (See Note 7 for discussion of assets held for sale).

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2022 and 2021, approximately $227,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on The Trust’s consolidated balance sheets between Land, Improvements and Intangibles’ fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which is amortized over a 4.5-year period. For the twelve months ended December 31, 2022 and 2021, approximately $135,000 and $163,000 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and is amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $30,000 and $36,000 was recognized for the years ended December 31, 2022 and 2021, respectively.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. As of December 31, 2022, PW Candescent is considered held for sale and the lease intangible asset and liability associated with this property have been written down to $0 with an impairment expense netting to approximately $398,000. See Note 7 for further discussion of the impairment expense associated with the write down of in-place lease intangibles.

The following table provides a summary of the Intangible Assets and Liabilities:

For the Years Ended December 31, 2022 and 2021

		Accumulated Amortization / Addition to Revenue Through	Accumulated Amortization / Addition to Revenue	Accumulated Amortization / Addition to Revenue	Impairment on Intangible	Net Book
	Cost	12/31/20	2021	2022	2022	Value

Asset Intangibles - PWTS	$237,471	$72,043	$9,652	$9,654	$-	$146,122
Asset Intangibles - PWRS	$4,713,548	$1,526,663	$227,488	$227,488	$-	$2,731,909
Asset Intangibles - Canndescent	$807,976	$-	$162,593	$134,662	$510,721	$-
Asset Intangibles Total	$5,758,995	$1,598,706	$399,733	$371,804	$510,721	$2,878,031

Liability Intangible - Canndescent	$(178,651)	$-	$(35,951)	$(29,776)	$(112,924)	$-

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2023	$227,488
2024	$227,488
2025	$227,488
2026	$227,488
2027	$227,488
Thereafter	1,594,469
Total	$2,731,909

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2022 and 2021.

3 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively. During the twelve months ended December 31, 2021, Power REIT collected approximately 48% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar LLC which represented approximately 15%, 12%, 11% and 10% of consolidated revenue respectively.

4 – ACQUISITIONS

2021 Acquisitions

On January 4, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Grail, LLC, (“PW Grail”), acquired two properties totaling 4.41 acres of vacant land (“Grail Properties”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 21,732 square foot greenhouse and processing facility for approximately $1.69 million. On February 23, 2021, we amended the Grail Project Lease making approximately $518,000 more funds available to construct an additional 6,256 square feet to the cannabis cultivation and processing space. Accordingly, PW Grail’s total capital commitment was approximately $2.4 million. On January 1, 2022, a new lease was entered into with a new tenant and the construction budget was increased by an additional $71,000. As of December 31, 2022, the total construction in progress that was funded by Power REIT is approximately $2.1 million, the property is currently vacant and the Trust has taken an impairment against this asset.

On January 14, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Apotheke, LLC, (“PW Apotheke”), we acquired a property totaling 4.31 acres of vacant land (“Apotheke Property”) approved for medical cannabis cultivation in southern Colorado for $150,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 21,548 square foot greenhouse and processing facility for approximately $1.66 million. On June 1, 2022, PW CO CanRE Apotheke LLC (“CanRE Apotheke”) amended its lease with its tenant (the “Apotheke Tenant”) to provide $364,650 for additional improvements to the property leased to the Apotheke Tenant. PW Apotheke’s total capital commitment is approximately $2.2 million. As of December 31, 2022, the total construction in progress that was funded by Power REIT is approximately $1.9 million and the Trust has taken an impairment against this asset.

On February 3, 2021, through a newly formed wholly owned indirect subsidiary, PW CA CanRE Canndescent LLC (“PW Canndescent”), we acquired a property located in Riverside County, CA (the “Canndescent Property”) and the Trust assumed an existing lease. The purchase price was $7.685 million plus acquisition expenses of $99,789 and we paid for the .85 acre property and 37,000 square foot greenhouse facility with $2.685 million cash on hand and the issuance of 192,308 shares of Power REIT’s Series A Preferred Stock. PW Canndescent received an assignment of a lease (the “Canndescent Lease”) to allow the tenant (“Canndescent”) to operate the 37,000 square foot greenhouse cultivation facility on the Canndescent Property. As of December 31, 2022, the Canndescent Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party and the property is currently vacant. Effective December 31, 2022, the Trust has taken an impairment against this asset.

The following table summarized the allocation of the purchase consideration for the Canndescent Property based on the relative fair values of the assets when the property was acquired:

Land	$181,192
Assets Subject to Depreciation / Amortization
Improvements (Greenhouses / Processing Facilities)	6,887,868
Site Improvements	86,402
Lease Intangible Assets	807,976
Lease Intangible Liability	(178,651)

Total Assets Acquired	$7,784,787

On March 12, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Gas Station, LLC, (“PW Gas Station”), we purchased a property totaling 2.2 acres of vacant land (“Gas Station Property”) approved for medical cannabis cultivation in southern Colorado for $85,000 plus acquisition costs. As part of the transaction, we agreed to fund the immediate construction of an approximately 24,512 square foot greenhouse and processing facility for approximately $2.03 million. PW Gas Station’s total capital commitment is approximately $2.1 million. As of December 31, 2022, the total construction in progress that was funded by Power REIT is approximately $2.0 million and the Trust has taken an impairment against this asset.

On April 20, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Cloud Nine, LLC, (“PW Cloud Nine”), we purchased two properties totaling 4.0 acres of vacant land (“Cloud Nine Property”) approved for medical cannabis cultivation in southern Colorado for $300,000 plus acquisition costs. As part of the transaction, we agreed to fund the construction of an approximately 38,440 square foot greenhouse and processing facility for approximately $2.65 million. PW Cloud Nine’s capital commitment is approximately $2.95 million. As of December 31, 2022, the total construction in progress that was funded by Power REIT is approximately $1.6 million, the property is currently vacant and the Trust has taken an impairment against this asset.

On May 21, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE Walsenburg, LLC, (“PW Walsenburg”), we purchased a 35-acre property that includes four greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for medical cannabis cultivation in Huerfano County, Colorado for $2.3 million plus acquisition costs. As part of the transaction, the Trust agreed to provide funding of approximately $1.6 million to upgrade the buildings and construct additional greenhouse space resulting in 102,800 square feet of greenhouse and related space. On January 1, 2022, the Walsenburg Lease was amended (“Walsenburg Lease Amendment”) to provide funding in the amount of $625,000 for the addition of processing space and equipment that will be house on the Tam 7 Property pursuant to a sublease. PW Walsenburg’s total capital commitment is approximately $4.5 million. As of December 31, 2022, the construction in progress funded by Power REIT is approximately $2.5 million but the property is vacant. As of December 31, 2022, the Walsenburg Property is considered an asset held for sale as the Trust has initiated an active program to locate a buyer through a third party and the assets are not in operations, therefore, not generating any rental income. Effective December 31, 2022, the Trust has taken an impairment against the PW Walsenburg assets.

The following table summarizes the allocation of the purchase consideration for the Walsenburg Property based on the relative fair values of the assets when the property was acquired:

Land	$525,000
Improvements (Greenhouses / Processing Facilities)	1,822,636

Total Assets Acquired	$2,347,636

On June 11, 2021, through a newly formed wholly owned subsidiary, PW CO CanRE Vinita, LLC, (“PW Vinita”), we purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) approved for medical cannabis cultivation in Craig County, OK for $2.1 million plus acquisition costs. As part of the transaction, the Trust, agreed to fund $550,000 to upgrade the facilities. PW Vinita’s total capital commitment is approximately $2.65 million. As of December 31, 2022, the total construction in progress funded by Power REIT is approximately $493,000 but the property is vacant and the tenant has ceased operations. Effective December 31, 2022, the Trust has taken an impairment against this asset.

The following table summarizes the allocation of the purchase consideration for the Vinita Property based on the relative fair values of the assets when the property was acquired:

Land	$50,000
Improvements (Greenhouses / Processing Facilities)	2,094,328

Total Assets Acquired	$2,144,328

On June 18, 2021, through a newly formed wholly owned indirect subsidiary, PW CO CanRE JKL, LLC, (“PW JKL”), we purchased a property totaling 10 acres of vacant land (“JKL Property”) approved for medical cannabis cultivation in Ordway, Colorado for $400,000 plus acquisition costs. As part of the transaction, the Trust agreed to fund the construction of an approximately 12,000 square feet of greenhouse and 12,880 square feet of support buildings for approximately $2.5 million. Accordingly, PW JKL’s total capital commitment is approximately $2.9 million. PW JKL’s total construction in progress funded to date is approximately $1.4 million. As of December 31, 2022, the property is vacant and the tenant did not complete construction in a timely manner. Effective December 31, 2022, the Trust has taken an impairment against this asset.

On September 3, 2021, Power REIT, through a newly formed wholly owned indirect subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on an approximate 61.14 acre property in Marengo Township, Michigan (“Marengo Property”) for $18.392 million plus acquisition costs. As part of the transaction, the Trust agreed to fund $2.98 million worth of improvements and upgrades for the facility. On November 2, 2021, PW Marengo amended the lease with the Marengo Tenant, making an additional $4.1 million available to fund additional improvements to the existing greenhouse cultivation facility. Accordingly, the Trust’s total capital commitment is approximately $25.6 million plus acquisition costs. As of December 31, 2022 the total construction in progress that was funded by Power REIT is approximately $5.8 million.

The following table summarized the allocation of the purchase consideration for the PW Marengo Property based on the relative fair values of the assets when the property was acquired:

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

2022 Acquisitions

On March 31, 2022, Power REIT completed its first acquisition with the focus of cultivation of food crops, through a newly formed wholly owned indirect subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund $534,430 to upgrade the facility but as of December 31, 2022, $0 construction in progress has been funded, and the tenant has ceased operations at the property.

The following table summarizes the preliminary allocation of the purchase consideration for the PW MillPro properties based on the relative fair values of the assets when acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation:
Improvements (Greenhouses / Processing Facilities)	8,794,445	283,399

Total Assets Acquired	$9,138,445	$302,919

5– DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are either recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. Total revenue from its leases recognized for the year ended December 31, 2022 and 2021 is approximately $8,518,000 and $8,450,000, respectively.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2022.

Operating Leases

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability of contractual rent is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the year ended December 31, 2022, the trust incurred rental income of approximately $1,177,000 due to the unwinding of straight-lining certain leases and recording security deposits as rental income compared to 2021, when the Trust wrote off a net amount of approximately $320,000 in straight-line rent receivable against rental income. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing severe financial distress. The Trust has offered certain of its cannabis tenants’ relief by amending leases to several of its tenants whereby monthly cash payments are restructured over the course of the lease to lower rent payments during 2022 and increase rent payments in the future. These amendments were structured to not affect the total amount of rent from these leases. Unfortunately, during the fourth quarter of 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives in respect to the CEA portfolio and has listed some of the assets for sale and may list additional assets.

Below is a chart of operating leases for Power REIT as of December 31, 2022:

Property Type/Name	Size[1]	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Annual Straight-Line Rent ($)	Rent Recorded 2022 ($)	Rent Recorded 2021 ($)

Solar Farm Lease
PWSS	5.7	Dec-11	22	2 x 5-years	Y	89,494	89,494	89,494
PWTS	4.0	Mar-13	25	2 x 5-years	Y	32,500	32,500	32,500
PWTS	4.0	Mar-13	25	2 x 5-years	Y	37,500	37,500	37,500
PWTS	4.0	Mar-13	25	2 x 5-years	Y	16,800	16,800	16,800
PWTS	4.0	Mar-13	25	2 x 5-years	Y	29,900	29,900	29,900
PWTS	4.0	Mar-13	25	2 x 5-years	Y	40,800	40,800	40,800
PWRS	82.0	Apr-14	20	2 x 5-years	Y	803,117	803,117	803,117

CEA Property Lease

Jackson Farms - Tam 18[2,4,6]	12,996	Jul-19	20	2 x 5-years	Y		469,948	201,810
JAB - Mav 1[3,4,6]	16,416	Jul-19	20	2 x 5-years	Y		686,837	294,046
Mav 14[2,4,6]	26,940	Feb-20	20	2 x 5-years	Y		639,816	354,461
Green Street (Chronic) - Sherman 6[3,4,6]	26,416	Feb-20	20	2 x 5-years	Y		523,015	375,159
Jackson Farms - Mav 5[2,4,6]	15,000	Nov-21	20	2 x 5-years	Y		14,847	340,734
Sweet Dirt	48,238	May-20	20	2 x 5-years	Y	1,947,084	1,839,873	1,292,904
Fifth Ace - Tam 7[3,4,6]	18,000	Sep-20	20	2 x 5-years	Y		411,084	261,963
Tam 14[2,4]	24,360	Oct-20	20	2 x 20-years	Y		-	113,504
Tam 19[2,4]	18,528	Dec-20	20	2 x 5-years	Y		182,464	252,061
Apotheke - Tam 8[3,4]	21,548	Jan-21	20	2 x 5-years	Y		88,191	325,407
California[2,4,6]	37,000	Feb-21	5		Y		916,272	1,019,826
PW Gas Station[3,4,6]	24,512	Mar-21	20	2 x 5-years	Y		300,305	311,631
PW Cloud Nine[2,4,5]	38,440	Apr-21	20	2 x 5-years	Y		-	83,275
Walsenburg Cannabis (Greenhouse)[2,4,6]	102,800	May-21	20	2 x 5-years	Y		242,779	444,614
Walsenburg Cannabis (MIP)[3,4]		Jan-22	10	2 x 5-years	Y		17,511	-
Oklahoma[2,4,6]	40,000	Jun-21	20	2 x 5-years	Y		125,695	277,512
Sherman 21 and 22[2,4,5,6]	24,880	Jun-21	20	2 x 5-years	Y		(99,209)	291,209
Michigan[2,4]	556,146	Sep-21	20	2 x 5-years	Y		-	-
Tam 4 and 5[2,4]	27,988	Jan-22	20	2 x 5-years	Y		-	245,136
Nebraska[2,4,6]	1,121,153	Apr-22	10	4 x 5-years	Y		193,000	-
Elevate & Bloom - Tam 13[3,4]	9,384	May-22	20	2 x 5-years	Y		-	-
						2,997,195	7,602,539	7,535,363

[1]	Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2]	Property is vacant
[3]	Tenant is not current on rent/in default
[4]	Rent is being recognized on a cash basis
5	In litigation
[6]	Recognized security deposit as rent during 2022

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2022 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2023	$885,506	$4,468,319
2024	894,312	2,605,747
2025	903,077	2,314,985
2026	912,192	1,584,134
2027	921,265	1,626,933
Thereafter	6,545,296	23,947,422
Total	$11,061,648	$36,547,540

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2022 and 2021 was approximately $58,000 and $64,000, respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2022 and was approximately $490,000 (net of approximately $1,400 of capitalized debt costs) and $521,000 (net of approximately $4,100 of capitalized debt costs), respectively.

On November 6, 2015, PW Regulus Solar, LLC (“PWRS”) entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The balance of the PWRS Bonds as of December 31, 2022 and 2021 was approximately $7,393,000 (net of approximately $258,000 of capitalized debt costs) and $7,803,000 (net of unamortized debt costs of approximately $280,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of December 31, 2022 and 2021 was $14,615,000 (net of approximately $285,000 of capitalized debt costs) and $14,809,000 (net of approximately $293,000 of capitalized debt costs), respectively.

On December 21, 2021, Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility was 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. The Trust is in default of the loan covenants and the bank granted forbearance regarding the default as of December 31, 2022.

As of December 31, 2022, $16,000,000 has been drawn against this Debt Facility and is outstanding compared to $0 outstanding at December 31, 2021. Debt issuance expenses of approximately $44,000 and $275,000 have been capitalized during the year ended December 31, 2022 and 2021, respectively. Amortization expense of approximately $53,000 and $0 has been recognized during the year ended December 31, 2022 and 2021, respectively and approximately $255,165 deferred debt issuance costs were re-classed as contra liability upon the loan draw during the year ended December 31, 2022.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2022 including the modified repayment schedule for the Debt Facility is as follows:

Total Debt

2023	1,168,819
2024	715,777
2025	16,755,634
2026	797,628
2027	841,452
Thereafter	18,820,794
Long term debt	$39,100,104

7 – IMPAIRMENTS AND ASSETS HELD FOR SALE

During the fourth quarter of 2022, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment also takes into account assets held for sale, and the write off of any associated lease intangible. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. We did not record any noncash impairment charges on our long-lived assets in 2021. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the year ended December 31, 2022 is below:

Impairment Expense
Assets Held for Sale	$5,885,382
Long-Lived Assets	10,485,861
Lease Intangible (net)	397,797
$16,739,040

The Trust has aggregated and classified the assets and liabilities of this business as held for sale in our Consolidated Balance Sheets as of December 31, 2022. The prior period comparative balance sheet as of December 31, 2021 is recast to achieve comparability. The assets and liabilities of assets held for sale were as follows:

	December 31, 2022	December 31, 2021

ASSETS
Land	$2,487,677	$2,598,117
Greenhouse cultivation and processing facilities, net of accumulated depreciation	12,542,351	13,079,715
Greenhouse cultivation and processing facilities – construction in progress	-	2,168,728
Intangible lease asset, net of accumulated amortization	146,121	801,159
Deferred rent receivable	327,923	788,011
TOTAL ASSETS - Held for sale	$15,504,072	$19,435,730

LIABILITIES
Accounts payable	143,827	61,198
Tenant security deposits	537,000	772,000
Prepaid rent	37,161	37,161
Intangible lease liability, net of accumulated amortization	-	142,700
TOTAL LIABILITIES – Held for sale	$717,988	$1,013,059

8 – EQUITY AND LONG-TERM COMPENSATION

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

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2022, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 150,917.

Summary of Stock Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire an aggregate 205,000 shares of common stock at a price of $13.44 to its independent trustees and officers. The term of each option is 10 years. The options vest over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022.

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

The summary of stock-based compensation activity for the year ended December 31, 2022, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2021	-	-	-
Plan Awards	205,000	$13.44	-
Options Exercised	-	-	-
Balance as of December 31, 2022	205,000	13.44	-

Options expected to vest December 31, 2022	56,944	13.44	-
Options exercisable as of December 31, 2022	56,944	$13.44	-

The weighted average remaining term of the options is 9.54 years.

The summary of Plan activity for the year ended December 31, 2021, with respect to the Trust’s stock options, was as follows:

Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2020	106,000	7.96	-
Plan Awards	-	-	-
Options Exercised	(106,000)	7.96	-
Balance as of December 31, 2021	-	-	-
Options vested at December 31, 2021	-	-	-

On December 31, 2021, 45,128 Power REIT shares were issued as a result of a net exercise transaction connected to the 106,000 options (strike price of $7.96) that were granted to an Executive Officer and three Trustees in 2012. The difference of 60,872 shares were sold back to the Trust to provide cash in the amount of $3,265,723 to the option holders to cover taxes. The current stock price as of December 30, 2021, the date the options were exercised was $67.51. As of December 31, 2021, there are no options outstanding related to Power REIT’s Equity Incentive Plans.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer (20,000 shares) and independent trustees (600 shares each). The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the year ended December 31, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	31,260	24.83
Plan Awards	22,400	13.44
Restricted Stock Forfeited	(300)	-
Restricted Stock Vested	(25,178)	18.13
Balance as of December 31, 2022	28,182	21.64

During the year ended December 31, 2022, 300 shares of unvested restricted stock was forfeited upon one previous board member’s resignation from the board.

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

Stock-based Compensation

During 2022, the Trust recorded approximately $456,000 of non-cash expense related to restricted stock and approximately $226,000 of non-cash expense related to options granted compared to approximately $382,000 of non-cash expense related to restricted stock and $0 non-cash expense related to options granted for 2021. As of December 31, 2022, there was approximately $610,000 of total unrecognized share-based compensation expense for restricted stock and approximately $1,400,000 of total unrecognized share-based compensation expense for options, which will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

9 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2021, the last tax return completed to date, the Trust has a net operating loss of $24.8 million, which is available to meet this requirement.

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

The Trust is generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2019.

10 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the year ended December 31, 2022 compared to $60,000 paid during the year ended December 31, 2021. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. Total rental income recognized for the years ended December 31, 2022 and 2021 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $260,296, $125,695, $0 and $193,000 respectively compared to $444,614, $277,512, $0 and $0, respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of December 31, 2022, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield.

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

11 - CONTINGENCY

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

12 - SUBSEQUENT EVENTS

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000.

On March 13, 2023 a wholly owned subsidiary of Power REIT which is the borrower on the Debt Facility, entered into a modification of the terms which is summarized as follows:

-	The total commitment is reduced from $20 million to $16 million.
-	The interest rate is changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Debt Facility will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Debt Facility will be required to pay the outstanding loan amount.
-	The maturity date of the Debt Facility is changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Debt Facility no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained in the amount of $1 million.
-	A $160,000 fee will be charged by the bank for the modification.

On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for a cogeneration project, which includes payments that were expected to be paid to Intelligen Power Systems, LLC, a related party. On January 27, 2023, PW SD and Sweet Dirt entered into a Purchase and Sale Agreement to sell the property leased to Sweet Dirt for total consideration of $7,037,000 which has not closed as of March 31, 2023 which was the deadline. On March 31, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield. On March 31, 2023, the Purchase and Sale Agreement was amended to allow for a 60-day extension for closing and the purchaser provided a $300,000 non-refundable deposit. There can be no assurance as to when or if the sale will close.

