Form 10-Q
period 2023-03-31
Power REIT
filed 2023-05-15
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

3,389,661 common shares, $0.001 par value, outstanding at May 15, 2023.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Land	$7,826,135	$7,826,135
Greenhouse cultivation and processing facilities, net of accumulated depreciation	45,972,369	46,577,077
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	62,948,504	63,553,212

Cash and cash equivalents	4,306,664	2,847,871
Restricted cash	1,000,000	1,000,000
Accounts receivable	-	62,198
Prepaid expenses and deposits	129,810	6,580
Intangible lease asset, net of accumulated amortization	2,675,037	2,731,909
Deferred debt issuance cost, net of amortization	-	46,023
Deferred rent receivable	547,665	445,058
Assets held for sale	14,117,035	15,504,072
Other assets	22,076	-
TOTAL ASSETS	$85,746,791	$86,196,923

LIABILITIES AND EQUITY
Accounts payable	$1,111,838	$1,416,085
Accrued expenses	618,182	550,221
Tenant security deposits	924,724	924,724
Liabilities held for sale	714,272	717,988
Current portion of long-term debt, net of unamortized discount	1,082,887	1,119,821
Long-term debt, net of unamortized discount	37,156,682	37,217,841
TOTAL LIABILITIES	41,608,585	41,946,680

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of March 31, 2023 and December 31, 2022)	8,816,366	8,653,159

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	3,389	3,389
Additional paid-in capital	46,596,320	46,369,311
Accumulated deficit	(11,277,869)	(10,775,616)
Total Equity	35,321,840	35,597,084

TOTAL LIABILITIES AND EQUITY	$85,746,791	$86,196,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	694,692	1,418,735
Rental income - related parties	-	338,016
Other income	81,290	15
TOTAL REVENUE	1,004,732	1,985,516

EXPENSES
Amortization of intangible assets	56,872	104,172
General and administrative	427,284	291,283
Property maintenance	525,712	-
Property taxes	72,232	6,289
Depreciation expense	604,708	288,537
Interest expense	537,422	297,355
TOTAL EXPENSES	2,224,230	987,636

OTHER INCOME (EXPENSE)
Gain on sale of property	1,040,452	-
Loan modification expense	(160,000)	-
TOTAL OTHER INCOME (EXPENSE)	880,452	-

NET (LOSS) / INCOME	(339,046)	997,880

Preferred Stock Dividends	(163,207)	(163,207)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(502,253)	$834,673

Income (Loss) Per Common Share:
Basic	$(0.15)	$0.25
Diluted	(0.15)	0.25

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,367,531
Diluted	3,389,661	3,367,531

Cash dividend per Series A Preferred Share	$-	$0.48
Accumulated dividend accrued per Series A Preferred Share:	0.48	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2023 and 2022

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(339,046)	(339,046)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	227,009	-	227,009
Balance at March 31, 2023	3,389,661	$3,389	$46,596,320	$(11,277,869)	$35,321,840

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	3,367	45,796,174	4,965,367	50,764,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(339,046)	$997,880

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangible lease asset	56,872	104,172
Amortization of debt costs	21,475	21,976
Amortization of below market lease	-	(9,925)
Stock-based compensation	227,009	109,100
Loan modification expense	160,000	-
Depreciation	604,708	288,537
Sale of property	(1,040,452)	-

Changes in operating assets and liabilities
Accounts receivable	61,946	(238,900)
Deferred rent receivable	(173,968)	565,335
Deferred rent liability	-	415,473
Prepaid expenses and deposits	(39,980)	445,401
Other assets	(22,076)	50,000
Accounts payable	(376,572)	422,272
Tenant security deposits	-	(192,000)
Accrued expenses	20,405	500
Prepaid rent	(37,161)	118,125
Net cash (used in) provided by operating activities	(876,840)	3,097,946

Investing activities
Cash received for sale of property	2,409,178	-
Cash paid for land, greenhouse cultivation and processing facilities	-	(9,537,358)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	-	(6,013,866)
Net cash (used in) provided by investing activities	2,409,178	(15,551,224)

Financing Activities
Payment of debt issuance costs	-	(43,958)
Proceeds from long-term debt	-	11,500,000
Principal payment on long-term debt	(73,545)	(71,969)
Cash dividends paid on preferred stock	-	(163,207)
Net cash (used in) provided by financing activities	(73,545)	11,220,866

Net increase (decrease) in cash and cash equivalents	1,458,793	(1,232,412)

Cash and cash equivalents, beginning of period	$3,847,871	$3,171,301

Cash and cash equivalents, end of period	$5,306,664	$1,938,889

Supplemental disclosure of cash flow information:
Interest paid	$487,906	$275,879
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	46,023	175,759
Dividends accrued on preferred stock	163,207	-

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000.

During the three months ended March 31, 2023, the Trust accrued a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts included in restricted cash represents funds held by the Trust related to debt service payment reserve required by the Debt Facility. See Note 5 for further discussion of the debt service payment reserve requirement. The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$4,306,664	$2,847,871
Restricted cash	1,000,000	1,000,000
Cash and cash equivalents and restricted cash	$5,306,664	$3,847,871

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

The following table sets forth the computation of basic and diluted Income (loss) per share:

	Three Months Ended
	March 31,
	2023	2022

Numerator:

Net income (loss)	$(339,046)	$997,880
Preferred Stock Dividends	(163,207)	(163,207)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$(502,253)	$834,673

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,367,531

Basic and diluted income (loss) per common share	$(0.15)	$0.25

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the three months ended March 31, 2022, the Trust acquired one property and the acquisition is accounted for as an asset acquisition. There were no acquisitions during the three months ended March 31, 2023. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For each of the three months ended March 31, 2023 and 2022, approximately $604,700 and $288,500 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of March 31, 2023 and December 31, 2022, the Trust has three properties that are considered assets held for sale. See Note 6 for discussion of our assets held for sale.

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

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. There is no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2023 and 2022, the Trust wrote off a net amount of approximately $0 and $218,000, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which was being amortized over a 24.6-year period prior to its sale during the first quarter of 2023. For each of the three months ended March 31, 2023 and 2022, approximately $0 and $2,400 of the intangibles were amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended March 31, 2023 and 2022, approximately $56,900 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on The Trust’s consolidated balance sheets between Land, Improvements and Intangibles, fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which was to be amortized over a 4.5-year period. For the three months ended March 31, 2023 and 2022, approximately $0 and $44,900 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and was to be amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $0 and $9,900 was recognized for the three months ended March 31, 2023, and 2022, respectively. The lease intangibles for PW Canndescent were fully impaired during the last quarter of 2022 based upon tenant default.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three months ended March 31, 2023, and 2022.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Three Months Ended March 31, 2023
	Cost	Accumulated Amortization Through 12/31/22	Accumulated Amortization 1/1/23 – 3/31/23	Net Book Value

Asset Intangibles – PWRS	$4,713,548	$1,981,639	$56,872	$2,675,037

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2023 (9 months remaining)	$170,616
2024	$227,488
2025	$227,488
2026	$227,488
2027	$227,488
Thereafter	1,594,469
Total	$2,675,037

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

3 – GOING CONCERN

The Trust’s objectives when managing its capital are to ensure that there are adequate capital resources to safeguard the Trust’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations and development such that it can continue to provide returns to shareholders. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

For the quarter ended March 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of March 31, 2023, the Trust had approximately $4.3 million of non-restricted cash available and with the potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

4 – ACQUISITION AND DISPOSITION

2023 Disposition

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000 and recognized a gain on sale of approximately $1,040,000.

Land	1,312,529
Acquired lease intangible assets	237,471
Total real estate investments	1,550,000
Less acquired lease intangible amortization	(91,349)
Net book value of property upon sale	1,458,651

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three months ended March 31, 2023 and 2022, the Trust wrote off a net amount of $0 and approximately $218,000, respectively, in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended March 31, 2023 and 2022 is approximately $923,000 and $1,986,000, respectively.

Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing financial challenges including an inability to pay rent. The Trust has offered certain of its cannabis tenants’ relief by amending leases whereby monthly cash payments are restructured over the course of the lease to lower near term rent payments and increase rent payments in the future.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2023, Power REIT collected approximately 92% of its consolidated revenue from three properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Norfolk Southern Railway, and Regulus Solar, LLC which represent 46%, 25% and 21% of consolidated revenue respectively. Comparatively, during the three months ended March 31, 2022, Power REIT collected approximately 66% of its consolidated revenue from five properties. The tenants were Sweet Dirt, Fiore Management LLC (“Canndescent”), Norfolk Southern Railway, Walsenburg Cannabis LLC and Regulus Solar, LLC which represent 19%, 14%, 12%, 11% and 10% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2023 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2023 (9 months left)	$764,960	$2,877,530
2024	894,312	2,657,942
2025	903,077	1,700,544
2026	912,192	1,252,473
2027	921,265	1,290,047
Thereafter	6,545,296	19,641,517
Total	$10,941,102	$29,420,053

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of March 31, 2023 and December 31, 2022 is approximately $51,000 and $58,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2023 and December 31, 2022 is approximately $482,000 (net of approximately $700 of capitalized debt costs) and $490,000 (net of approximately $1,400 of capitalized debt costs), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of March 31, 2023 and December 31, 2022, the balance of the 2015 PWRS Loan was approximately $7,386,000 (net of unamortized debt costs of approximately $252,000) and $7,393,000 (net of unamortized debt costs of approximately $258,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of March 31, 2023 and December 31, 2022 is $14,565,000 (net of approximately $282,000 of capitalized debt costs) and $14,615,000 (net of approximately $285,000 of capitalized debt costs).

On December 21, 2021, Power REIT entered into a debt facility with initial availability of $20 million (the “Debt Facility”). The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. The Debt Facility has a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility was 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 the Debt Facility entered into an additional modification of which the terms are summarized as follows:

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

As of March 31, 2023, $16,000,000 has been drawn against this Debt Facility. Debt issuance expenses of approximately $0 and $44,000 have been capitalized during the three months ended March 31, 2023 and 2022, respectively. Amortization of approximately $13,000 and $13,400 has been recognized for the three months ended March 31, 2023 and 2022, respectively and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the three months ended March 31, 2023; approximately $176,000 deferred debt issuance costs were re-classed as contra liability upon the loan draw for the three months ended March 31, 2022. The balance of the loan as of March 31, 2023 and December 31, 2022 is approximately $15,755,000 (net of approximately $245,000 of unamortized debt costs) and approximately $15,735,000 (net of approximately $265,000 of unamortized debt costs). During the three months ended March 31, 2023, the Trust also recognized $160,000 loan modification expense in connection with the March 13, 2023 modification.

The Trust is in compliance of all loan covenants as of March 31, 2023.

The amount of principal payments remaining on Power REIT’s long-term debt as of March 31, 2023 including the modified repayment schedule for the Debt Facility is as follows:

2023 (9 months remaining)	1,088,346
2024	715,777
2025	16,755,634
2026	797,628
2027	841,452
Thereafter	18,820,754
Long term debt	$39,019,591

7 – ASSET HELD FOR SALE

The Trust has aggregated and classified the assets and liabilities of three properties (Canndescent, Walsenburg and Sweet Dirt) as held for sale in our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The assets and liabilities of assets held for sale were as follows:

	March 31, 2023	December 31, 2022

ASSETS
Land	1,175,148	2,487,677
Greenhouse cultivation and processing facilities, net of accumulated depreciation	12,542,351	12,542,351
Intangible lease asset, net of accumulated amortization	-	146,121
Accounts Receivable	252	-
Deferred rent receivable	399,284	327,923
TOTAL ASSETS – Held for sale	14,117,035	15,504,072

LIABILITIES
Accounts payable	71,502	143,827
Tenant security deposits	537,000	537,000
Prepaid rent	-	37,161
Accrued Property Tax	105,770	-
TOTAL LIABILITIES – Held for sale	714,272	717,988

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

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of March 31, 2023, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 150,917 which is subject to adjustment per the Plan.

Summary of Stock Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire 205,000 shares of common stock at a price of $13.44 to its independent trustees, officers and an employee. The term of each option is 10 years. The options vest over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture and used a 0% forfeiture rate in calculating unrecognized share-based compensation expense and will account for forfeitures as they occur. On January 31, 2023, 6,250 options were forfeited by an employee who is no longer employed by the Trust.

The summary of stock-based compensation activity for the three months ended March 31, 2023, with respect to the Trust’s stock options, is as follows:

Summary of Activity – Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2022	205,000	$13.44	-
Options Forfeited	(6,250)	13.44
Balance as of March 31, 2023	198,750	13.44	-

Options exercisable as of March 31, 2023	45,139	$13.44	-

The weighted average remaining term of the options is 9.29 years.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer (20,000 shares) and independent trustees (600 shares each). The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the three months ended March 31, 2023, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity – Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2022	28,182	21.64
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(4,008)	23.65
Balance as of March 31, 2023	24,174	21.30

Stock-based Compensation

During the three months ended March 31, 2023, the Trust recorded approximately $94,800 of non-cash expense related to restricted stock and approximately $132,000 of non-cash expense related to options granted compared to approximately $109,000 of non-cash expense related to restricted stock for the three months ended March 31, 2022. As of March 31, 2023, there was approximately $515,000 of total unrecognized share-based compensation expense for restricted stock and approximately $1,224,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three months ended March 31, 2023, the Trust accrued a total of approximately $163,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

9 – RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provided the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the first quarter ended March 31, 2022 compared to $0 paid during the first quarter ended March 31, 2023. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of March 31, 2023, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the three months ended March 31, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the three months ended March 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $212,376, $125,640, $0 and $0 respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC which is owned by Hudson Bay Partners, LLC, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to Intelligen Power Systems, LLC, a related party. As of March 31, 2023, $1,102,500 had been paid to IntelliGen Power Systems LLC for equipment supplied.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with Hudson Bay Partners, IntelliGen Power Systems and the lease transactions with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

10 – CONTINGENCIES

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 10-K”). Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

We are structured as a holding company and owns our assets through twenty-five direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the three months ended March 31, 2023, the Trust accrued a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

Recent Developments

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

Liquidity

As of March 31, 2023, our consolidated balance sheet reflected $5.3 million of cash and cash equivalents which includes $1 million of restricted cash related to a credit facility. We believe that this amount and future net cash provided by operations, property sales, and other sources of capital, should provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Report.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, if appropriate, will seek to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in early 2023 we completed sales of assets for total gross proceeds of $2.5 million. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

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

The following table is a summary of the Trust’s properties as of May 2023:

Property Type/Name	Acres	Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV – Norfolk Southern		112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54	5.7	Dec-11	22	1,005,538	-
California
PWRS	447	82.0	Apr-14	20	9,183,548	-
Solar Total	501	87.7			$10,189,086	$-

Greenhouse – Cannabis
Colorado
JAB – Mav 1[5,6]	5.20	16,416	Jul-19	20	1,594,582	97
Jackson Farms – Tam 18[4,5,6]	2.11	12,996	Jul-19	20	1,075,000	83
Mav 14[4,5,6]	5.54	26,940	Feb-20	20	1,908,400	71
Green Street (Chronic) – Sherman 6[5,6]	5.00	26,416	Feb-20	20	1,995,101	76
Fifth Ace – Tam 7[5,6]	4.32	18,000	Sep-20	20	1,364,585	76
Tam 19[4,5,6]	2.11	18,528	Dec-20	20	1,311,116	71
Apotheke – Tam 8[5,6]	4.31	21,548	Jan-21	20	2,061,542	96
Tam 14[4,5,6]	2.09	24,360	Oct-20	20	2,252,187	92
Elevate & Bloom – Tam 13[5,6]	2.37	9,384	May-22	20	1,031,712	110
Gas Station – Tam 3[5,6]	2.20	24,512	Feb-21	20	2,080,414	85
Tam 27 and 28[4,5,6]	4.00	38,440	Apr-21	20	1,872,340	49
Walsenburg Cannabis (Greenhouse)[4,5,6,7]	35.00	102,800	May-21	20	4,219,170	41
Walsenburg Cannabis (MIP)[5,6]			Jan-22	10	636,351
Sherman 21 and 22[4,5,6]	10.00	24,880	Jun-21	20	1,782,136	72
Jackson Farms – Mav 5[5,6]	5.20	15,000	Nov-21	20	1,358,634	91
Tam 4 and 5[4,5,6]	4.41	27,988	Jan-22	20	2,239,870	80
Maine
Sweet Dirt[6,7]	6.64	48,238	May-20	20	9,082,731	188
California[4,6,7]	0.85	37,000	Jan-21	5	7,685,000	208
Oklahoma[4,6]	9.35	40,000	Jun-21	20	2,593,313	65
Michigan[4,6]	61.14	556,146	Sep-21	20	24,171,151	46

Greenhouse – Produce
Nebraska[4]	90.88	1,121,153	Apr-22	10	9,350,000	8
Greenhouse Total	262.72	2,210,745			$81,665,335	$37

Total Portfolio					$101,004,421

Impairment					$16,739,040
Depreciation and Amortization					4,924,341
Net Book Value Net of Impairment, Depreciation and Amortization					$79,341,040

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Not including renewal options

3 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs – does not include outstanding capital commitments

4 Property is vacant

5 Tenant is not current on rent/in default

6 An impairment has been taken against this asset

7 Asset held for sale

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2022 10-K.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenue during the three months ended March 31, 2023 and 2022 was $1,004,732 and $1,985,516, respectively. Revenue during the three months ended March 31, 2023, consisted of revenue from lease income from direct financing lease of $228,750, total rental income of $694,692, and other income of $81,290. The decrease in total revenue was primarily related to a $338,016 decrease in rental income from related parties and a $724,043 decrease in rental income from unrelated parties due to defaulted leases related to the challenges within the cannabis industry, which was offset by an increase in other income of $81,275. Expenses for the three months ended March 31, 2023 compared to 2022 increased by $1,236,594 due to an increase in property maintenance expense incurred of $525,712 and increase in property tax of $65,943 as a result of tenant defaults, an increase in general and administrative expenses of $136,001, an increase in interest expense of $240,067 due to the current interest rate environment, a decrease in amortization of intangible assets and an increase in depreciation expense of net $268,871. Other income increased by $880,452 due to a gain on disposal of the Tulare property netted with lease modification expense of $160,000. Net (loss)/income attributable to common shares during the three months ended March 31, 2023 and 2022 was ($502,253) and $834,673, respectively. Net income attributable to common shares decreased by $1,336,926.

For the three months ended March 31, 2023 and 2022, we accrued a cash dividend to our holders of Series A Preferred Stock of $163,207 and paid a cash dividend of $163,207, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $5,306,664 as of March 31, 2023, an increase of $1,458,793 from December 31, 2022. During the three months ended March 31, 2023, the increase in cash was primarily due to the sale of the solar land property.

With the cash available as of May, 2023 and the sale and potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms.

The Trust’s objectives when managing its capital are to ensure that there are adequate capital resources to safeguard the Trust’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations and development such that it can continue to provide returns to shareholders. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

For the quarter ended March 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of March 31, 2023, the Trust had approximately $4.3 million of non-restricted cash available and with the potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

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

A reconciliation of our Core FFO to net income for the three months ended March 31, 2023, and 2022 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended March 31,
	2023	2022
Revenue	$1,004,732	$1,985,516

Net Income (Loss)	$(339,046)	$997,880
Stock-Based Compensation	227,009	109,100
Interest Expense - Amortization of Debt Costs	21,475	21,976
Amortization of Intangible Lease Asset	56,872	104,172
Amortization of Intangible Lease Liability	-	(9,925)
Depreciation on Land Improvements	604,708	288,537
Gain on Sale of Property	(1,040,452)	-
Core FFO Available to Preferred and Common Stock	(469,434)	1,511,740

Preferred Stock Dividends	(163,207)	(163,207)

Core FFO Available to Common Shares	$(632,641)	$1,348,533

Weighted Average Shares Outstanding (basic)	3,389,661	3,367,531

Core FFO per Common Share	(0.19)	0.40

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2023 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii) breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages including for unpaid rent from the JKL Parties. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation. Court hearings were held on May 10, 2023, May 11, 2023 and May 12, 2023 and it is currently anticipated that the trial will conclude on May 27, 2023 at which point we will await a ruling from the court.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2022 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2022 10-K. You should carefully consider the risks set forth in the 2022 10-K and the following risks, together with all the other information in this Report, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2022 10-K.

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few numbers of investments, industries and lessees.

As of March 31, 2023, we owned twenty-four property investments, through our ownership of our twenty-four subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2023, Power REIT collected approximately 92% of its consolidated revenue from three properties. The tenants were Sweet Dirt, Norfolk Southern Railway, and Regulus Solar, LLC which represent 46%, 25% and 21% of consolidated revenue respectively. Comparatively, during the three months ended March 31, 2022, Power REIT collected approximately 66% of its consolidated revenue from five properties. The tenants are Sweet Dirt, Canndescent, Norfolk Southern Railway, Walsenburg Cannabis LLC and Regulus Solar, LLC which represent 19%, 14%, 12%, 11% and 10% of consolidated revenue respectively.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of March 31, 2023, the balance of the 2015 PWRS Loan was approximately $7,386,000 (net of unamortized debt costs of approximately $252,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of March 31, 2023 is approximately $482,000 (net of approximately $700 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of March 31, 2023 is $14,565,000 (net of approximately $282,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. A modification occurred on March 13, 2023 (see note 5). As of March 31, 2023, $16,000,000 was drawn on the Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of March 31, 2023, we had outstanding debt in the principal amount of $38.0 million and has raised approximately $8.8 million from sales of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) has controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended March 31, 2023 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget for Sweet Dirt Lease Second Amendment, amounting to $2,205,000, would be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to Intelligen Power Systems, LLC, a related party. As of March 31, 2023, $1,102,500 had been paid to IntelliGen Power Systems LLC for equipment supplied.

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

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: May 15, 2023

