Form 10-Q
period 2023-06-30
Power REIT
filed 2023-08-14
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

3,389,661 common shares, $0.001 par value, outstanding at August 14, 2023.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Land	$7,826,135	$7,826,135
Greenhouse cultivation and processing facilities, net of accumulated depreciation	45,367,659	46,577,077
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	62,343,794	63,553,212

Cash and cash equivalents	3,272,933	2,847,871
Restricted cash	1,000,000	1,000,000
Accounts receivable	-	62,198
Prepaid expenses and deposits	124,425	6,580
Intangible lease asset, net of accumulated amortization	2,618,165	2,731,909
Deferred debt issuance cost, net of amortization	-	46,023
Deferred rent receivable	502,997	445,058
Assets held for sale	13,717,499	15,504,072
Other assets	1,480	-
TOTAL ASSETS	$83,581,293	$86,196,923

LIABILITIES AND EQUITY
Accounts payable	$983,684	$1,416,085
Accrued expenses	679,536	550,221
Tenant security deposits	924,724	924,724
Liabilities held for sale	781,049	717,988
Current portion of long-term debt, net of unamortized discount	1,084,030	1,119,821
Long-term debt, net of unamortized discount	36,956,146	37,217,841
TOTAL LIABILITIES	41,409,169	41,946,680

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of June 30, 2023 and December 31, 2022)	8,979,573	8,653,159

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	3,389	3,389
Additional paid-in capital	46,821,677	46,369,311
Accumulated deficit	(13,632,515)	(10,775,616)
Total Equity	33,192,551	35,597,084
TOTAL LIABILITIES AND EQUITY	$83,581,293	$86,196,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	(70,385)	1,698,889	624,307	3,117,624
Rental income - related parties	-	305,310	-	643,326
Other income	59,533	4	140,823	19
TOTAL REVENUE	217,898	2,232,953	1,222,630	4,218,469

EXPENSES
Amortization of intangible assets	56,872	104,174	113,744	208,346
General and administrative	464,504	335,829	891,788	627,112
Property maintenance	509,784	-	1,035,496	-
Property taxes	121,937	6,333	194,169	12,622
Depreciation expense	604,710	388,520	1,209,418	677,057
Interest expense	651,530	453,169	1,188,952	750,524
TOTAL EXPENSES	2,409,337	1,288,025	4,633,567	2,275,661

OTHER INCOME (EXPENSE)
Gain on sale of property	-	-	1,040,452	-
Loan modification expense	-	-	(160,000)	-
TOTAL OTHER INCOME (EXPENSE)	-	-	880,452	-

NET (LOSS) / INCOME	(2,191,439)	944,928	(2,530,485)	1,942,808

Preferred Stock Dividends	(163,207)	(163,206)	(326,414)	(326,413)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,354,646)	$781,722	$(2,856,899)	$1,616,395

Income (Loss) Per Common Share:
Basic	$(0.69)	$0.23	$(0.84)	$0.48
Diluted	(0.69)	0.23	(0.84)	0.48

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,367,261	3,389,661	3,367,396
Diluted	3,389,661	3,367,261	3,389,661	3,367,396

Cash dividend per Series A Preferred Share	$-	$0.48	$-	$0.97
Accumulated dividend accrued per Series A Preferred Shares:	0.48	-	0.97	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended June 30, 2023 and 2022

(Unaudited)

			Additional	Retained Earnings	Total
	Common Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(339,046)	(339,046)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	227,009	-	227,009
Balance at March 31, 2023	3,389,661	$3,389	$46,596,320	$(11,277,869)	$35,321,840
Net Loss	-	-	-	(2,191,439)	(2,191,439)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	225,357	-	225,357
Balance at June 30, 2023	3,389,661	$3,389	$46,821,677	$(13,632,515)	$33,192,551

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	$3,367	$45,796,174	$4,965,367	$50,764,908
Net Income	-	-	-	944,928	944,928
Cash Dividends on Preferred Stock	-	-	-	(163,206)	(163,206)
Stock-Based Compensation	-	-	109,100	-	109,100
Balance at June 30, 2022	3,367,261	$3,367	$45,905,274	$5,747,089	$51,655,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss) income	$(2,530,485)	$1,942,808

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangible lease asset	113,744	208,346
Amortization of debt costs	42,951	43,794
Amortization of below market lease	-	(19,851)
Loan modification expense	160,000	-
Stock-based compensation	452,366	218,200
Depreciation	1,209,418	677,057
Sale of property	(1,040,452)	-

Changes in operating assets and liabilities
Accounts receivable	62,198	-
Deferred rent receivable	269,984	730,163
Deferred rent liability	-	705,304
Prepaid expenses and deposits	(34,595)	460,001
Other assets	(1,480)	50,000
Accounts payable	(499,140)	430,442
Tenant security deposits	-	(382,000)
Accrued expenses	142,950	49,521
Prepaid rent	(37,161)	96,261
Net cash (used in) provided by operating activities	(1,689,702)	5,210,046

Investing activities
Cash received for sale of property	2,409,178	-
Cash paid for land, greenhouse cultivation and processing facilities	-	(11,193,345)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	-	(6,843,038)
Net cash provided (used in) investing activities	2,409,178	(18,036,383)

Financing Activities
Payment of debt issuance costs	-	(43,958)
Proceeds from long-term debt	-	11,500,000
Principal payment on long-term debt	(294,414)	(282,885)
Cash dividends paid on preferred stock	-	(326,413)
Net cash provided by (used in) financing activities	(294,414)	10,846,744

Net increase (decrease) in cash and cash equivalents	425,062	(1,979,593)

Cash and cash equivalents, beginning of period	$3,847,871	$3,171,301

Cash and cash equivalents, end of period	$4,272,933	$1,191,708

Supplemental disclosure of cash flow information:
Interest paid	$1,103,063	$657,209
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	46,023	175,759
Dividends accrued on preferred stock	326,414	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1 – GENERAL INFORMATION

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries, “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

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

These unaudited consolidated financial statements should be read in conjunction with the Trust’s audited consolidated financial statements and notes included in the Trust’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of CEA properties in the form of greenhouses.

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000.

During the six months ended June 30, 2023, the Trust accrued a quarterly dividend of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$3,272,933	$2,847,871
Restricted cash	1,000,000	1,000,000
Cash and cash equivalents and restricted cash	$4,272,933	$3,847,871

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

The following table sets forth the computation of basic and diluted Income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:

Net income (loss)	$(2,191,439)	$944,928	$(2,530,485)	$1,942,808
Preferred Stock Dividends	(163,207)	(163,206)	(326,414)	(326,413)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$(2,354,646)	$781,722	$(2,856,899)	$1,616,395

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,367,261	3,389,661	3,367,396

Basic and diluted income (loss) per common share	$(0.69)	$0.23	$(0.84)	$0.48

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the six months ended June 30, 2022, the Trust acquired one property and the acquisition is accounted for as an asset acquisition. There were no acquisitions during the six months ended June 30, 2023. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For each of the six months ended June 30, 2023 and 2022, approximately $1,209,000 and $677,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of June 30, 2023 and December 31, 2022, the Trust has three properties that are considered assets held for sale. See Note 7 for discussion of the Trust’s assets held for sale.

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

If there is a triggering event in relation to a property to be held and used, the Trust will estimate the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect the Trust’s net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of the Trust’s ability to recover certain lease related costs must be made when it has a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. There is no impairment of long-lived assets during the six months ended June 30, 2023 and 2022.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the six months ended June 30, 2023 and 2022, the Trust wrote off a net amount of approximately $315,000 (which resulted in negative rental income for the three months ended June 30, 2023) and $302,000, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which was being amortized over a 24.6-year period prior to its sale during the first quarter of 2023. For each of the six months ended June 30, 2023 and 2022, approximately $0 and $4,800 of the intangibles were amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the six months ended June 30, 2023 and 2022, approximately $113,700 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on the Trust’s consolidated balance sheets between Land, Improvements and Intangibles, fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which was to be amortized over a 4.5-year period. For the six months ended June 30, 2023 and 2022, approximately $0 and $89,800 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and was to be amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $0 and $19,900 was recognized for the six months ended June 30, 2023, and 2022, respectively. The lease intangibles for PW Canndescent were fully impaired during the last quarter of 2022 based upon tenant default.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the six months ended June 30, 2023, and 2022.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Six Months Ended June 30, 2023
	Cost	Accumulated Amortization Through 12/31/22	Accumulated Amortization 1/1/23 - 6/30/23	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$1,981,639	$113,744	$2,618,165

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2023 (6 months remaining)	$113,744
2024	$227,488
2025	$227,488
2026	$227,488
2027	$227,488
Thereafter	1,594,469
Total	$2,618,165

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Other Income

Other income for the six months ended June 30, 2023 and 2022 is $140,823 and $19, respectively which consists of interest income and forgiveness of accounts payable.

3 – GOING CONCERN

The Trust’s objectives when managing its capital are to ensure that there are adequate capital resources to safeguard the Trust’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations and development such that it can continue to provide returns to shareholders. The Trust’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

For the six months ended June 30, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of June 30, 2023, the Trust had approximately $3.3 million of non-restricted cash available and with the potential sale of certain assets, the Trust believes these resources will be sufficient to fund its operations and commitments. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity and the failure to do so could negatively impact its future operations.

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

2022 Acquisitions

On March 31, 2022, Power REIT completed its first acquisition with the focus of cultivation of food crops, through a newly formed wholly owned indirect subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund $534,430 to upgrade the facility but as of June 30, 2023, $0 construction in progress has been funded, and the tenant has ceased operations at the property.

The following table summarizes the preliminary allocation of the purchase consideration for the PW MillPro properties based on the relative fair values of the assets when acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation:
Improvements (Greenhouses /Processing Facilities)	8,794,445	283,399

Total Assets Acquired	$9,138,445	$302,919

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the six months ended June 30, 2023 and 2022, the Trust wrote off a net amount of approximately $315,000 (which resulted in negative rental income for the three months ended June 30, 2023) and $302,000, respectively, in straight-line rent receivable against rental income. Total revenue from its leases recognized for the six months ended June 30, 2023 and 2022 is approximately $1,082,000 and $4,218,000, respectively.

Due to significant price compression in the wholesale cannabis market, many of the Trust’s cannabis related tenants are currently experiencing financial challenges including an inability to pay rent. The Trust has offered certain of its cannabis tenants’ relief by amending leases whereby monthly cash payments are restructured over the course of the lease to lower near term rent payments and increase rent payments in the future.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2023, Power REIT collected approximately 89% of its consolidated revenue from three properties. The tenants were Norfolk Southern Railway, Regulus Solar, LLC and NorthEast Kind Assets, LLC (“Sweet Dirt”), which represent 42%, 37% and 10% of consolidated revenue respectively. Comparatively, during the six months ended June 30, 2022, Power REIT collected approximately 65% of its consolidated revenue from five properties. The tenants were Sweet Dirt, Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 21%, 13%, 11% and 10% of consolidated revenue respectively. The fifth is an aggregate of properties owned in whole or in part and guaranteed by one party through three separate LLC’s that represent 10% of consolidated revenue.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of June 30, 2023 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2023 (6 months left)	$497,139	$-
2024	894,312	-
2025	903,077	-
2026	912,192	-
2027	921,265	-
Thereafter	6,545,296	-
Total	$10,673,281	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of June 30, 2023 and December 31, 2022 is approximately $51,000 and $58,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2023 and December 31, 2022 is approximately $474,000 (net of approximately $0 of capitalized debt costs) and $490,000 (net of approximately $1,400 of capitalized debt costs), respectively.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. As of June 30, 2023 and December 31, 2022, the balance of the 2015 PWRS Loan was approximately $7,232,000 (net of unamortized debt costs of approximately $247,000) and $7,393,000 (net of unamortized debt costs of approximately $258,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of June 30, 2023 and December 31, 2022 is $14,515,000 (net of approximately $280,000 of capitalized debt costs) and $14,615,000 (net of approximately $285,000 of capitalized debt costs).

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

As of June 30, 2023, $16,000,000 has been drawn against this Debt Facility. Debt issuance expenses of approximately $0 and $44,000 have been capitalized during the six months ended June 30, 2023 and 2022, respectively. Amortization of approximately $25,900 and $26,700 has been recognized for the six months ended June 30, 2023 and 2022, respectively and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the six months ended June 30, 2023; approximately $176,000 deferred debt issuance costs were re-classed as contra liability upon the loan draw for the six months ended June 30, 2022. The balance of the loan as of June 30, 2023 and December 31, 2022 is approximately $15,768,000 (net of approximately $232,000 of unamortized debt costs) and approximately $15,735,000 (net of approximately $265,000 of unamortized debt costs). During the six months ended June 30, 2023, the Trust also recognized $160,000 loan modification expense in connection with the March 13, 2023 modification.

The Trust is in compliance of all loan covenants as of June 30, 2023.

The amount of principal payments remaining on Power REIT’s long-term debt as of June 30, 2023 including the modified repayment schedule for the Debt Facility is as follows:

2023 (6 months remaining)	867,961
2024	715,777
2025	16,755,634
2026	797,628
2027	841,452
Thereafter	18,820,754
Long term debt	$38,799,206

7 – ASSET HELD FOR SALE

The Trust has aggregated and classified the assets and liabilities of three properties (Canndescent, Walsenburg and Sweet Dirt) as held for sale in the Trust’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The assets and liabilities of assets held for sale were as follows:

	June 30, 2023	December 31, 2022

ASSETS
Land	1,175,148	2,487,677
Greenhouse cultivation and processing facilities, net of accumulated depreciation	12,542,351	12,542,351
Intangible lease asset, net of accumulated amortization	-	146,121
Accounts Receivable	-	-
Deferred rent receivable	-	327,923
TOTAL ASSETS - Held for sale	13,717,499	15,504,072

LIABILITIES
Accounts payable	77,088	143,827
Tenant security deposits	537,000	537,000
Prepaid rent	-	37,161
Accrued Property Tax	166,961	-
TOTAL LIABILITIES - Held for sale	781,049	717,988

On January 27, 2023, PW SD and Sweet Dirt entered into a Purchase and Sale Agreement (the “PSA”) to sell the property leased to Sweet Dirt for total consideration of $7,037,000. On March 31, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield. On March 31, 2023, the Purchase and Sale Agreement was amended to allow for a 60-day extension for closing as well as an option to extend the closing for an additional 21 days. As part of the amendment, Sweet Dirt provided a $300,000 non-refundable deposit to the escrow agent. Sweet Dirt is currently in default with respect to the PSA for failure to close by June 21, 2023 which was the deadline based on Sweet Dirt’s exercise of the option to extend the closing deadline as well as for the failure to provide an additional non-refundable deposit that was required for the option to extend the closing date. In addition, Sweet Dirt is in default on its lease for failure to pay rent for May, June, July of 2023. As of the filing, PW SD and Sweet Dirt are in ongoing discussions related to a path forward. There can be no assurance as to when or if the sale will close.

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan (the “Plan”), which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. As of June 30, 2023, the aggregate number of shares of common stock that may be issued pursuant to outstanding awards is currently 150,917 which is subject to adjustment per the Plan.

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

The Trust accounts for share-based payments using the fair value method. The Trust recognizes all share-based payments in its financial statements based on their grant date fair values and market closing price, calculated using the Black-Scholes option valuation model.

The following assumptions were made to estimate fair value:

Expected Volatility	63%
Expected Dividend Yield	0%
Expected Term (in years)	5.8
Risk Free Rate	3.05%
Estimate of Forfeiture Rate	0%

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture and used a 0% forfeiture rate in calculating unrecognized share-based compensation expense and will account for forfeitures as they occur. On January 31, 2023, 6,250 options and on April 30, 2023, 1,250 options were forfeited by an employee who is no longer employed by the Trust.

The summary of stock-based compensation activity for the six months ended June 30, 2023, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2022	205,000	$13.44	-
Options Forfeited	(7,500)	13.44
Balance as of June 30, 2023	197,500	13.44	-

Options exercisable as of June 30, 2023	60,347	$13.44	-

The weighted average remaining term of the options is 9.04 years.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer (20,000 shares) and independent trustees (600 shares each). The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the six months ended June 30, 2023, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	28,182	21.64
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(8,017)	23.65
Balance as of June 30, 2023	20,165	20.83

Stock-based Compensation

During the six months ended June 30, 2023, the Trust recorded approximately $190,000 of non-cash expense related to restricted stock and approximately $263,000 of non-cash expense related to options granted compared to approximately $218,000 of non-cash expense related to restricted stock for the six months ended June 30, 2022. As of June 30, 2023, there was approximately $420,000 of total unrecognized share-based compensation expense for restricted stock and approximately $1,088,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the six months ended June 30, 2023, the Trust accrued a total of approximately $326,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

9 – RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the Trust’s CEO and Chairman of the Trust, David Lesser, provided the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid was increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of $8,000 was paid pursuant to this arrangement during the six months ended June 30, 2022 compared to $0 paid during the six months ended June 30, 2023. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of June 30, 2023, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the six months ended June 30, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the six months ended June 30, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $242,785, $125,695, $0 and $274,846 respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners, LLC, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of June 30, 2023, $1,102,500 had been paid to IntelliGen for equipment supplied.

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

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the six months ended June 30, 2023, the Trust accrued a quarterly dividend of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Liquidity

As of June 30, 2023, our consolidated balance sheet reflected $4.3 million of cash and cash equivalents which includes $1 million of restricted cash related to a credit facility. We believe that this amount and future net cash provided by operations, property sales, and other sources of capital, should provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Report.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, if appropriate, will seek to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in early 2023 we completed sales of assets for total gross proceeds of $2.5 million. We also have several properties that we are seeking to sell and/or lease which have been classified as “Assets Held for Sale.”

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

We may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have potential to generate cash flow and/or appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with the Trust.

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000.

The following table is a summary of the Trust’s properties as of August 2023:

Property Type/Name	Acres	Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV - Norfolk Southern		112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54	5.7	Dec-11	22	1,005,538	-
California
PWRS	447	82.0	Apr-14	20	9,183,548	-
Solar Total	501	87.7			$10,189,086	$-

Greenhouse - Cannabis
Colorado
JAB - Mav 1[5,6]	5.20	16,416	Jul-19	20	1,594,582	97
Jackson Farms - Tam 18[4,5,6]	2.11	12,996	Jul-19	20	1,075,000	83
Mav 14[4,5,6]	5.54	26,940	Feb-20	20	1,908,400	71
Green Street (Chronic) - Sherman 6[5,6]	5.00	26,416	Feb-20	20	1,995,101	76
Fifth Ace - Tam 7[5,6]	4.32	18,000	Sep-20	20	1,364,585	76
Tam 19[4,5,6]	2.11	18,528	Dec-20	20	1,311,116	71
Apotheke - Tam 8[5,6]	4.31	21,548	Jan-21	20	2,061,542	96
Tam 14[4,5,6]	2.09	24,360	Oct-20	20	2,252,187	92
Elevate & Bloom - Tam 13[5,6]	2.37	9,384	May-22	20	1,031,712	110
Gas Station - Tam 3[5,6]	2.20	24,512	Feb-21	20	2,080,414	85
Tam 27 and 28[4,5,6]	4.00	38,440	Apr-21	20	1,872,340	49
Walsenburg Cannabis (Greenhouse)[4,5,6,7]	35.00	102,800	May-21	20	4,219,170	41
Walsenburg Cannabis (MIP)[5,6]			Jan-22	10	636,351
Sherman 21 and 22[4,5,6]	10.00	24,880	Jun-21	20	1,782,136	72
Jackson Farms - Mav 5[5,6]	5.20	15,000	Nov-21	20	1,358,634	91
Tam 4 and 5[4,5,6]	4.41	27,988	Jan-22	20	2,239,870	80
Maine
Sweet Dirt[5,6,7]	6.64	48,238	May-20	20	9,082,731	188
California[4,6,7]	0.85	37,000	Jan-21	5	7,685,000	208
Oklahoma[4,6]	9.35	40,000	Jun-21	20	2,593,313	65
Michigan[4,6]	61.14	556,146	Sep-21	20	24,171,151	46

Greenhouse - Produce
Nebraska[4]	90.88	1,121,153	Apr-22	10	9,350,000	8
Greenhouse Total	262.72	2,210,745			$81,665,335	$37

Total Portfolio					$101,004,421

Impairment					16,739,040
Depreciation and Amortization					5,585,923
Net Book Value Net of Impairment, Depreciation and Amortization					$78,679,458

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

Revenue during the three months ended June 30, 2023 and 2022 was $217,898 and $2,232,953, respectively. Revenue during the three months ended June 30, 2023, consisted of revenue from direct financing lease of $228,750, total rental income (expense) of ($70,385), and other income of $59,533. The decrease in total revenue was primarily related to a decrease in rental income of $305,310 in rental income from related parties and $1,769,274 in rental income from unrelated parties due to defaulted leases related to the challenges within the cannabis industry and adjusting leases from straight-line to cash basis, which was offset by an increase in other income of $59,529. Expenses for the three months ended June 30, 2023 compared to 2022 increased by $1,121,312 due to an increase in property maintenance expense incurred of $509,784 and increase in property tax of $115,604 as a result of tenant defaults, an increase in general and administrative expenses of $128,675, an increase in interest expense of $198,361 due to the current interest rate environment, a decrease in amortization of intangible assets of $47,302 and an increase in depreciation expense of net $216,190. Net (loss)/income attributable to common shareholders during the three months ended June 30, 2023 and 2022 was ($2,354,646) and $781,722, respectively. Net income attributable to common shares decreased by $3,136,368.

For the three months ended June 30, 2023 and 2022, we accrued a dividend to our holders of Series A Preferred Stock of $163,207 and paid a cash dividend of $163,206, respectively.

Six Months Ended June 30, 2023, and 2022

Revenue during the six months ended June 30, 2023, and 2022 was $1,222,630 and $4,218,469, respectively. Revenue during the six months ended June 30, 2023, consisted of rental income of $624,307, direct financing lease income of $457,500 and other income of $140,823. The decrease in total revenue was primarily related to a decrease in rental income of $643,326 from transactions with related parties, and $2,493,317 in rental income from unrelated parties due to defaulted leases related to the challenges within the cannabis industry, offset by an increase in other income of $140,804. Expenses for the six months ended June 30, 2023 increased $2,357,906 as compared to total expenses for the six months ended June 30, 2022 primarily due to an increase in property maintenance expense of $1,035,496 and an increase in property tax of $181,547 as a result of tenant defaults, an increase in general and administrative expenses of $264,676, an increase in depreciation expense of $532,361, an increase in interest expense of $438,428 and a decrease in amortization of intangible assets of $94,602. Other income increased by $880,452 due to a gain on disposal of the Tulare property netted with lease modification expense of $160,000. Net (loss)/income attributable to common shareholders during the six months ended June 30, 2023 and 2022 was ($2,856,899) and $1,616,395, respectively. Net income attributable to common shareholders decreased by $4,473,294.

For the six months ended June 30, 2023, and 2022, we accrued a dividend to our holders of Series A Preferred Stock of $326,414 and paid a cash dividend to our holders of Series A Preferred Stock of $326,413, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $4,272,933 as of June 30, 2023, an increase of $425,062 from December 31, 2022. During the six months ended June 30, 2023, the increase in cash was primarily due to the proceeds of $2,409,178 from the sale of the solar land property.

With the cash available as of August, 2023 and the sale and potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for property maintenance, property taxes and general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

The Trust’s objectives when managing its capital are to seek to ensure that there are adequate capital resources to safeguard the Trust’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations and development such that it can continue to provide returns to shareholders. Our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

For the six months ended June 30, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of June 30, 2023, the Trust had approximately $3.3 million of non-restricted cash available and with the potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

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

A reconciliation of our Core FFO to net income for the three and six months ended June 30, 2023, and 2022 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended June 30,		Six Months ending June 30,
	2023	2022	2023	2022
Revenue	$217,898	$2,232,953	$1,222,630	$4,218,469

Net Income (Loss)	$(2,191,439)	$944,928	$(2,530,485)	$1,942,808
Stock-Based Compensation	225,357	109,100	452,366	218,200
Interest Expense - Amortization of Debt Costs	21,476	21,818	42,951	43,794
Amortization of Intangible Lease Asset	56,872	104,174	113,744	208,346
Amortization of Intangible Lease Liability	-	(9,926)	-	(19,851)
Depreciation on Land Improvements	604,710	388,520	1,209,418	677,057
Gain on sale of property	-	-	(1,040,452)	-
Core FFO Available to Preferred and Common Stock	(1,283,024)	1,558,614	(1,752,458)	3,070,354

Preferred Stock Dividends	(163,207)	(163,206)	(326,414)	(326,413)

Core FFO Available to Common Shares	$(1,446,231)	$1,395,408	$(2,078,872)	$2,743,941

Weighted Average Shares Outstanding (basic)	3,389,661	3,367,261	3,389,661	3,367,396

Core FFO per Common Share	(0.43)	0.41	(0.61)	0.81

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

Our management, including our principal executive officer who is also our principal financial officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2023 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC, Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement (ii) breach of duty of good faith and fair dealing, (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages including for unpaid rent from the JKL Parties. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation. Court hearings were held in May 2023 and we are awaiting a ruling from the court.

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

As of June 30, 2023, we owned twenty-four property investments, through our ownership of our twenty-four subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

During the six months ended June 30, 2023, Power REIT collected approximately 89% of its consolidated revenue from three properties. The tenants were Norfolk Southern Railway, Regulus Solar, LLC and NorthEast Kind Assets, LLC (“Sweet Dirt”), which represent 42%, 37% and 10% of consolidated revenue respectively. Comparatively, during the six months ended June 30, 2022, Power REIT collected approximately 65% of its consolidated revenue from five properties. The tenants were Sweet Dirt, Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 21%, 13%, 11% and 10% of consolidated revenue respectively. The fifth is a aggregate of properties owned in whole or in part and guaranteed by one party through three separate LLC’s that represent 10% of consolidated

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we intend to concentrate our investment activities in the CEA sector, which will subject us to more risks than if we were diversified across many sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

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

PWRS, one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of June 30, 2023, the balance of the 2015 PWRS Loan was approximately $7,232,000 (net of unamortized debt costs of approximately $247,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of June 30, 2023 is approximately $474,000 (net of approximately $0 of capitalized debt costs which are being amortized over the life of the financing). PWV, one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of June 30, 2023 is $14,515,000 (net of approximately $280,000 of capitalized debt costs). Power REIT entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. A modification occurred on March 13, 2023 (see note 6). As of June 30, 2023, $16,000,000 was drawn on the Debt Facility. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of June 30, 2023, we had outstanding debt in the principal amount of $39.0 million and have raised approximately $9 million from sales of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) has controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the six months ended June 30, 2023 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget for Sweet Dirt Lease Second Amendment, amounting to $2,205,000, would be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of June 30, 2023, $1,102,500 had been paid to IntelliGen for equipment supplied.

Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and MILC, IntelliGen, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Declaration of Trust of Power REIT dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT dated October 20, 2011 incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A cumulative Redeemable Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 8-A (File Number 001-36312) filed with the Securities and Exchange Commission as of February 11, 2014.

Exhibit 31.1*	Section 302 Certification for David H. Lesser

Exhibit 32.1*	Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: August 14, 2023

