Form 10-Q
period 2023-09-30
Power REIT
filed 2023-11-14
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

3,389,661 common shares, $0.001 par value, outstanding at November 14, 2023.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Land	$7,373,635	$7,423,635
Greenhouse cultivation and processing facilities, net of accumulated depreciation	37,535,652	43,386,734
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	54,059,287	59,960,369

Cash and cash equivalents	2,605,689	2,847,871
Restricted cash	1,000,000	1,000,000
Accounts receivable	-	62,198
Prepaid expenses and deposits	133,087	6,580
Intangible lease asset, net of accumulated amortization	2,561,293	2,731,909
Deferred debt issuance cost, net of amortization	-	46,023
Deferred rent receivable	345,080	445,058
Assets held for sale	13,201,128	19,096,915
Other assets	74,048	-
TOTAL ASSETS	$73,979,612	$86,196,923

LIABILITIES AND EQUITY
Accounts payable	$983,015	$1,416,085
Accrued expenses	729,009	381,427
Tenant security deposits	881,724	881,724
Other liabilities	57,675	-
Liabilities held for sale	1,237,081	929,782
Current portion of long-term debt, net of unamortized discount	16,867,313	1,119,821
Long-term debt, net of unamortized discount	20,857,933	37,217,841
TOTAL LIABILITIES	41,613,750	41,946,680

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of September 30, 2023 and December 31, 2022)	9,142,780	8,653,159

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	3,389	3,389
Additional paid-in capital	47,038,151	46,369,311
Accumulated deficit	(23,818,458)	(10,775,616)
Total Equity	23,223,082	35,597,084

TOTAL LIABILITIES AND EQUITY	$73,979,612	$86,196,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	233,152	1,843,174	857,459	4,960,798
Rental income - related parties	-	(64,335)	-	578,991
Other income	26,629	56	167,452	75
TOTAL REVENUE	488,531	2,007,645	1,711,161	6,226,114

EXPENSES
Amortization of intangible assets	56,872	104,173	170,616	312,519
General and administrative	439,046	426,576	1,330,834	1,053,688
Property maintenance	405,886	-	1,441,382	-
Property taxes	141,495	6,328	335,664	18,950
Depreciation expense	565,742	398,298	1,775,160	1,075,355
Impairment expense	8,235,136	-	8,235,136	-
Interest expense	667,090	489,300	1,856,042	1,239,824
TOTAL EXPENSES	10,511,267	1,424,675	15,144,834	3,700,336

OTHER INCOME (EXPENSE)
Gain on sale of property	-	-	1,040,452	-
Lease modification expense	-	-	(160,000)	-
TOTAL OTHER INCOME (EXPENSE)	-	-	880,452	-

NET (LOSS) / INCOME	(10,022,736)	582,970	(12,553,221)	2,525,778

Preferred Stock Dividends	(163,207)	(163,208)	(489,621)	(489,621)

NET (LOSS) / INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,185,943)	$419,762	$(13,042,842)	$2,036,157

Income (Loss) Per Common Share:
Basic	$(3.01)	$0.12	$(3.85)	$0.60
Diluted	(3.01)	0.12	(3.85)	0.58

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,386,252	3,389,661	3,373,681
Diluted	3,389,661	3,405,723	3,389,661	3,492,446

Cash dividend per Series A Preferred Share	$-	$0.48	$-	$1.45
Accumulated dividend accrued per Series A Preferred Shares:	0.48	-	1.45	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended September 30, 2023 and 2022

(Unaudited)

	Common Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(339,046)	(339,046)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	227,009	-	227,009
Balance at March 31, 2023	3,389,661	$3,389	$46,596,320	$(11,277,869)	$35,321,840
Net Loss	-	-	-	(2,191,439)	(2,191,439)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	225,357	-	225,357
Balance at June 30, 2023	3,389,661	$3,389	$46,821,677	$(13,632,515)	$33,192,551
Net Loss	-	-	-	(10,022,736)	(10,022,736)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	216,474	-	216,474
Balance at September 30, 2023	3,389,661	$3,389	$47,038,151	$(23,818,458)	$23,223,082

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Income	-	-	-	997,880	997,880
Cash Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	(300)	-	109,100	-	109,100
Balance at March 31, 2022	3,367,261	$3,367	$45,796,174	$4,965,367	$50,764,908
Net Income	-	-	-	944,928	944,928
Cash Dividends on Preferred Stock	-	-	-	(163,206)	(163,206)
Stock-Based Compensation	-	-	109,100	-	109,100
Balance at June 30, 2022	3,367,261	$3,367	$45,905,274	$5,747,089	$51,655,730
Net Income	-	-	-	582,970	582,970
Cash Dividends on Preferred Stock	-	-	-	(163,208)	(163,208)
Stock-Based Compensation	22,400	22	205,688	-	205,710
Balance at September 30, 2022	3,389,661	$3,389	$46,110,962	$6,166,851	$52,281,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss) income	$(12,553,221)	$2,525,778

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangible lease asset	170,616	312,519
Amortization of debt costs	63,746	65,611
Amortization of below market lease	-	(29,776)
Loan modification expense	160,000	-
Stock-based compensation	668,840	423,910
Impairment on asset	8,235,136	-
Depreciation	1,775,160	1,075,355
Sale of property	(1,040,452)	-

Changes in operating assets and liabilities
Accounts receivable	62,198	(135,168)
Accounts receivable - related party	-	(40,277)
Deferred rent receivable	427,901	944,288
Deferred rent liability	-	303,956
Prepaid expenses and deposits	(43,257)	473,840
Other assets	(1,373)	50,000
Accounts payable	(505,395)	925,662
Tenant security deposits	300,000	(460,000)
Accrued expenses	311,041	68,696
Prepaid rent	(37,161)	48,620
Net cash (used in) provided by operating activities	(2,006,221)	6,553,014

Investing activities
Cash received for sale of property	2,409,178	-
Cash paid for land, greenhouse cultivation and processing facilities	-	(11,193,345)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	-	(9,167,971)
Cash paid for purchase of equipment	(15,000)	-
Net cash provided (used in) investing activities	2,394,178	(20,361,316)

Financing Activities
Payment of debt issuance costs	-	(43,958)
Proceeds from long-term debt	-	16,000,000
Principal payment on long-term debt	(630,139)	(607,438)
Cash dividends paid on preferred stock	-	(489,621)
Net cash provided by (used in) financing activities	(630,139)	14,858,983

Net increase (decrease) in cash and cash equivalents	(242,182)	1,050,681

Cash and cash equivalents, beginning of period	$3,847,871	$3,171,301

Cash and cash equivalents, end of period	$3,605,689	$4,221,982

Supplemental disclosure of cash flow information:
Interest paid	$1,737,442	$1,105,517
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	46,023	255,165
Dividends accrued on preferred stock	489,621	-
Financed equipment purchase	57,675

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of CEA properties in the form of greenhouses.

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000.

During the nine months ended September 30, 2023, the Trust accrued quarterly dividends of approximately $490,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2022, the last tax return completed to date, the Trust has a net operating loss of $24.5 million, which may reduce or eliminate this requirement.

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

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$2,605,689	$2,847,871
Restricted cash	1,000,000	1,000,000
Cash and cash equivalents and restricted cash	$3,605,689	$3,847,871

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:

Net income (loss)	$(10,022,736)	$582,970	$(12,553,221)	$2,525,778
Preferred Stock Dividends	(163,207)	(163,208)	(489,621)	(489,621)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$(10,185,943)	$419,762	$(13,042,842)	$2,036,157

Denominator:
Denominator for basic EPS - Weighted average shares	3,389,661	3,386,252	3,389,661	3,373,681
Dilutive effect of options	-	19,471	-	118,765
Denominator for dilutive EPS - Adjusted weighted average shares	3,389,661	3,405,723	3,389,661	3,492,446

Basic income (loss) per common share	$(3.01)	$0.12	$(3.85)	$0.60
Dilutive income (loss) per common share	$(3.01)	$0.12	$(3.85)	$0.58

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the nine months ended September 30, 2022, the Trust acquired one property and the acquisition is accounted for as an asset acquisition. There were no acquisitions during the nine months ended September 30, 2023. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in the Trust’s portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For each of the nine months ended September 30, 2023 and 2022, approximately $1,775,000 and $1,075,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of September 30, 2023, the Trust has seven properties and as of December 31, 2022, the Trust had four properties that are considered assets held for sale. See Note 7 for discussion of the Trust’s assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, the Trust uses the sales comparable, income or cost approach methodology where applicable within appraisal reports. The Trust will record an impairment charge if it believes that there is other than temporary decline in market value below the carrying value of the investment. For the nine months ending September 30, 2023 and 2022, the Trust recorded a non-cash impairment charge of approximately $4,000,000 of assets held for sale and approximately $4,200,000 of asset not held for sale, and $0, respectively.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the nine months ended September 30, 2023 and 2022, the Trust wrote off a net amount of approximately $315,000 and $17,200, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) have been allocated on the Trust’s consolidated balance sheets between Land and Intangibles fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which was being amortized over a 24.6-year period prior to its sale during the first quarter of 2023. For each of the nine months ended September 30, 2023 and 2022, approximately $0 and $7,200 of the intangibles were amortized.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the nine months ended September 30, 2023 and 2022, approximately $170,600 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) have been allocated on the Trust’s consolidated balance sheets between Land, Improvements and Intangibles, fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which was to be amortized over a 4.5-year period. For the nine months ended September 30, 2023 and 2022, approximately $0 and $134,700 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and was to be amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $0 and $29,800 was recognized for the nine months ended September 30, 2023 and 2022, respectively. The lease intangibles for PW Canndescent were fully impaired during the last quarter of 2022 based upon tenant default.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the nine months ended September 30, 2023 and 2022.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Nine Months Ended September 30, 2023

		Accumulated Amortization	Accumulated
	Cost	Through 12/31/22	Amortization 1/1/23 - 9/30/23	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$1,981,639	$170,616	$2,561,293

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2023 (3 months remaining)	$56,872
2024	$227,488
2025	$227,488
2026	$227,488
2027	$227,488
Thereafter	1,594,469
Total	$2,561,293

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Other Income

Other income for the nine months ended September 30, 2023 and 2022 is $167,452 and $75, respectively which consists of interest income and forgiveness of accounts payable.

Other Assets

Other assets as of September 30, 2023 and December 31, 2022 is $74,048 and $0, respectively, which represents a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse.

Other Liabilities

Other liabilities as of September 30, 2023 and December 31, 2022, is $57,675 and $0, respectively, which refers to the finance loan agreement for the tractor used at the Nebraska greenhouse. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028.

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

For the nine months ended September 30, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of September 30, 2023, the Trust had approximately $2.6 million of non-restricted cash available and with the potential sale of certain assets, the Trust believes these resources will be sufficient to fund its operations and commitments for the next twelve months. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity, including its ability to sell properties, and the failure to do so could negatively impact its future operations.

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

2022 Acquisitions

On March 31, 2022, Power REIT completed its first acquisition with the focus of cultivation of food crops, through a newly formed wholly owned indirect subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska. As part of the transaction, the Trust agreed to fund $534,430 to upgrade the facility but as of September 30, 2023, $0 construction in progress has been funded, and the tenant has ceased operations at the property.

The following table summarizes the allocation of the purchase consideration for the PW MillPro properties based on the relative fair values of the assets when acquired:

	Greenhouse	Housing Facility
Land	$344,000	$19,520
Assets subject to depreciation:
Improvements (Greenhouses /Processing Facilities)	8,794,445	283,399

Total Assets Acquired	$9,138,445	$302,919

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the nine months ended September 30, 2023 and 2022, the Trust wrote off a net amount of approximately $315,000 and $17,200, respectively, in straight-line rent receivable against rental income. Total revenue from its leases recognized for the nine months ended September 30, 2023 and 2022 is approximately $1,544,000 and $6,226,000, respectively.

Due to significant price compression in the wholesale cannabis market, many of the Trust’s cannabis related tenants are experiencing significant financial challenges including an inability to pay rent. The Trust has offered certain of its cannabis tenants’ relief by amending leases whereby monthly cash payments are restructured over the course of the lease to lower near term rent payments and increase rent payments in the future.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2023, Power REIT collected approximately 83% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC, which represent 44%, and 39% of consolidated revenue respectively. Comparatively, during the nine months ended September 30, 2022, Power REIT collected approximately 56% of its consolidated revenue from four properties. The tenants were Sweet Dirt, Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 22%, 13%, 11% and 10% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of September 30, 2023 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2023 (3 months left)	$116,071	$-
2024	894,312	-
2025	903,077	-
2026	912,192	-
2027	921,265	-
Thereafter	6,545,296	-
Total	$10,292,213	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of September 30, 2023 and December 31, 2022 is approximately $51,000 and $58,000 respectively.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2023 and December 31, 2022 is approximately $465,000 (net of approximately $0 of capitalized debt costs) and $490,000 (net of approximately $2,100 of capitalized debt costs), respectively. The PWSS Term Loan matured on August 1, 2023 and the bank has agreed to provide a 6-month extension of the maturity.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. As of September 30, 2023 and December 31, 2022, the balance of the 2015 PWRS Loan was approximately $6,965,000 (net of unamortized debt costs of approximately $241,000) and $7,393,000 (net of unamortized debt costs of approximately $258,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of September 30, 2023 and December 31, 2022 is $14,463,000 (net of approximately $278,000 of capitalized debt costs) and $14,615,000 (net of approximately $285,000 of capitalized debt costs).

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into a debt facility with initial availability of $20 million (the “Debt Facility”). The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. The Debt Facility had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Debt Facility was 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Debt Facility were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 the Debt Facility entered into an additional modification of which the terms are summarized as follows:

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

As of September 30, 2023, $16,000,000 has been drawn against this Debt Facility. Debt issuance expenses of approximately $0 and $44,000 have been capitalized during the nine months ended September 30, 2023 and 2022, respectively. Amortization of approximately $39,000 and $41,000 has been recognized for the nine months ended September 30, 2023 and 2022, respectively and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the nine months ended September 30, 2023; approximately $255,165 deferred debt issuance costs were re-classed as contra liability upon the loan draw for the nine months ended September 30, 2022. The balance of the loan as of September 30, 2023 and December 31, 2022 is approximately $15,781,000 (net of approximately $219,000 of unamortized debt costs) and approximately $15,735,000 (net of approximately $265,000 of unamortized debt costs). During the nine months ended September 30, 2023, the Trust also recognized $160,000 loan modification expense in connection with the March 13, 2023 modification.

As of November 13, 2023, PW CanRe Holdings, LLC has an outstanding balance on the Debt Facility of $14,357,812.50. As of the date of this filing, the Debt Facility is current with respect to the payment of principal and interest. The Debt Facility is not in compliance with loan covenants including primarily the non-performance of tenants. PW CanRe Holdings, LLC is in active discussion with the lender regarding formalizing a loan modification. The lender has not declared a default which would allow for the acceleration of the Debt Facility. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the acceleration of the Debt Facility as well as foreclosure of collateral. Although the Debt Facility is non-recourse to Power REIT, foreclosure on the property, would result in a decrease in potential revenue to Power REIT.

The amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2023 including the modified repayment schedule for the Debt Facility is as follows:

Total Debt

2023 (3 months remaining)*	16,082,081
2024	1,165,932
2025	755,634
2026	797,628
2027	841,452
Thereafter	18,820,400
Long term debt	$38,463,127

*	Of the 16,082,081, $16,000,000 represents the Debt Facility which has not been, but could be accelerated by the lender as described above.

7 – IMPAIRMENT AND ASSET HELD FOR SALE

During the third quarter of 2023, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment also takes into account assets held for sale, and the write off of any associated lease intangible. On September 30, 2023, the Trust recorded approximately $8.2 million in non-cash impairment charges and on December 31, 2022, the Trust recorded approximately $16.7 million in non-cash impairment charges. Any further decline in the estimated fair values the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the nine months ended September 30, 2023 is below:

Impairment Expense

Assets Held for Sale	$4,031,282
Long-Lived Assets	4,203,854
$8,235,136

The Trust has aggregated and classified the assets and liabilities of seven properties (Canndescent, Walsenburg, Sweet Dirt, Vinita, Mav 14, Tam 4 and 5, Tam 13) as held for sale in the Trust’s Consolidated Balance Sheets as of September 30, 2023 and prior period comparative balance sheet as of as of December 31, 2022 and is recast to achieve comparability. The balance sheet as of December 31, 2022 also included the Tulare property which was sold during 2023 and therefore removed from the September 30, 2023 column. The assets and liabilities of assets held for sale were as follows:

	September 30, 2023	December 31, 2022

ASSETS
Land	1,567,648	2,890,177
Greenhouse cultivation and processing facilities, net of accumulated depreciation	11,633,480	15,732,694
Intangible lease asset, net of accumulated amortization	-	146,121
Deferred rent receivable	-	327,923
TOTAL ASSETS - Held for sale	13,201,128	19,096,915

LIABILITIES
Accounts payable	71,502	143,827
Tenant security deposits	880,000	580,000
Prepaid rent	-	37,161
Accrued Property Tax	285,579	168,794
TOTAL LIABILITIES - Held for sale	1,237,081	929,782

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan (the “Plan”), which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. As of September 30, 2023, the aggregate number of shares of common stock that may be issued pursuant to outstanding awards is currently 150,917 which is subject to adjustment per the Plan.

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

The summary of stock-based compensation activity for the nine months ended September 30, 2023, with respect to the Trust’s stock options, is as follows:

Summary of Activity – Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2022	205,000	$13.44	-
Options Forfeited	(7,500)	13.44
Balance as of Setpember 30, 2023	197,500	13.44	-

Options exercisable as of September 30, 2023	76,806	$13.44	-

The weighted average remaining term of the options is 8.79 years.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer (20,000 shares) and independent trustees (600 shares each). The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the nine months ended September 30, 2023, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	28,182	21.64
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(11,425)	24.19
Balance as of September 30, 2023	16,757	19.90

Stock-based Compensation

During the nine months ended September 30, 2023, the Trust recorded approximately $276,000 of non-cash expense related to restricted stock and approximately $393,000 of non-cash expense related to options granted compared to approximately $334,000 of non-cash expense related to restricted stock and approximately $90,000 of non-cash expense related to options for the nine months ended September 30, 2022. As of September 30, 2023, there was approximately $334,000 of total unrecognized share-based compensation expense for restricted stock and approximately $957,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the nine months ended September 30, 2023, the Trust accrued a total of approximately $490,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

9 – RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with the Trust’s CEO and Chairman of the Trust, David Lesser, provided the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid was increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of $8,000 was paid pursuant to this arrangement during the nine months ended September 30, 2022 compared to $0 paid during the nine months ended September 30, 2023. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of September 30, 2023, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the nine months ended September 30, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the nine months ended September 30, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $260,296, $125,695, $0 and $193,000 respectively.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, will be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners, LLC, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of September 30, 2023, $1,102,500 had been paid to IntelliGen for equipment supplied.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with Hudson Bay Partners, IntelliGen Power Systems LLC and the lease transactions with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

10 – CONTINGENCIES

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

11 – SUBSEQUENT EVENTS

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. As previously announced, PW SD had entered into a Purchase and Sale Agreement related to this property that has been renegotiated based on current circumstances as part of proceeding towards closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. Of the cash proceeds received from the Sweet Dirt sale, $1,642,187.50 was used to pay down the Debt Facility.

On October 2, 2023, PW CA CanRE Canndescent LLC (“PW Canndescent”) entered into a new five-year lease with San Fernando Valley Patients Cooperative, LLC for the property in Desert Hot Springs, CA. The lease is personally guaranteed by the principals of the tenant. Upon execution of the lease, the tenant paid a non-refundable $25,000 to PW Canndescent for a 30-day due diligence period which allowed for the termination of the lease. The due diligence contingencies were waived and an additional $85,057 was received on November 2, 2023. Of the amount received, $67,492 represents a security deposit and the balance represents prepaid rent and other charges. The lease is a triple-net lease whereby the tenant is responsible for the common area expenses, insurance, property taxes and maintenance costs. The monthly rent is $18,476 beginning December 1, 2023 which increases to $45,721 on April 1, 2024 with annual 3% escalations.

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

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 263 acres of land with approximately 2,211,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the nine months ended September 30, 2023, the Trust accrued a quarterly dividend of approximately $490,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Recent Events

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. As previously announced, PW SD had entered into a Purchase and Sale Agreement related to this property that has been renegotiated based on current circumstances as part of proceeding towards closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. Of the cash proceeds received from the Sweet Dirt sale, $1,642,187.50 was used to pay down the Debt Facility.

Liquidity

For the nine months ended September 30, 2023, we determined that there was substantial doubt as to our ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of September 30, 2023, our consolidated balance sheet reflected $3.6 million of cash and cash equivalents which includes $1 million of restricted cash related to a Debt Facility. We believe that this amount and future net cash provided by operations, property sales, and other sources of capital, should provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Report. Our ability to meet our liquidity requirements beyond one year from the filing of this Report is subject to our ability to sell properties, the potential to enter into new leases and improve collections from existing tenants and raise capital in the form of debt or equity, which if successful should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity, including its ability to sell and lease properties, its ability to and the failure to do so could negatively impact its future operations. In addition, any foreclosure on any property held by any of Power REIT’s subsidiaries, such as the Debt Facility that PW CanRe, LLC Holdings entered into that is currently in default, will result in a loss of revenue from such foreclosed property and negatively impact our liquidity.

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

The following table is a summary of the Trust’s properties as of November 2023:

Property Type/Name	Acres	Size[1]	Lease Start	Term (yrs)[2]	Gross Book Value[3]	Gross Book Value Per SF
Railroad Property
P&WV - Norfolk Southern		112 miles	Oct-64	99	$9,150,000	$-

Solar Farm Land
Massachusetts
PWSS	54	5.7	Dec-11	22	1,005,538	-
California
PWRS	447	82.0	Apr-14	20	9,183,548	-
Solar Total	501	87.7			$10,189,086	$-

Greenhouse - Cannabis
Colorado
JAB - Mav 1[4],[5,6]	5.20	16,416	Jul-19	20	1,594,582	97
Jackson Farms - Tam 18[4,5,6]	2.11	12,996	Jul-19	20	1,075,000	83
Mav 14[4,5,6,7]	5.54	26,940	Feb-20	20	1,908,400	71
Green Street (Chronic) - Sherman 6[5,6]	5.00	26,416	Feb-20	20	1,995,101	76
Fifth Ace - Tam 7[4,5,6]	4.32	18,000	Sep-20	20	1,364,585	76
Tam 19[4,5,6]	2.11	18,528	Dec-20	20	1,311,116	71
Apotheke - Tam 8[5,6]	4.31	21,548	Jan-21	20	2,061,542	96
Tam 14[4,5,6]	2.09	24,360	Oct-20	20	2,252,187	92
Elevate & Bloom - Tam 13[4,5,6,7]	2.37	9,384	May-22	20	1,031,712	110
Gas Station - Tam 3[4,5,6]	2.20	24,512	Feb-21	20	2,080,414	85
Tam 27 and 28[4,5,6]	4.00	38,440	Apr-21	20	1,872,340	49
Walsenburg Cannabis (Greenhouse)[4,5,6,7]	35.00	102,800	May-21	20	4,219,170	41
Walsenburg Cannabis (MIP)[5,6]			Jan-22	10	636,351
Sherman 21 and 22[4,5,6]	10.00	24,880	Jun-21	20	1,782,136	72
Jackson Farms - Mav 5[5,6]	5.20	15,000	Nov-21	20	1,358,634	91
Tam 4 and 5[4,5,6,7]	4.41	27,988	Jan-22	20	2,239,870	80
California[4,6,7]	0.85	37,000	Jan-21	5	7,685,000	208
Oklahoma[4,6,7]	9.35	40,000	Jun-21	20	2,593,313	65
Michigan[4,6]	61.14	556,146	Sep-21	20	24,171,151	46

Greenhouse - Produce
Nebraska[4]	90.88	1,121,153	Apr-22	10	9,350,000	8

Greenhouse Total	256.08	2,162,507			$72,582,604	$34
Total Portfolio					$91,921,690

Impairment					21,070,978
Depreciation and Amortization					5,802,532
Net Book Value Net of Impairment, Depreciation and Amortization					$65,048,180

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2] Not including renewal options
[3] Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs - does not include outstanding capital commitments
[4]Property is vacant
[5]Tenant is not current on rent/in default
6An impairment has been taken against this asset
[7]Asset held for sale

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

Revenue during the three months ended September 30, 2023 and 2022 was $488,531 and $2,007,645, respectively. Revenue during the three months ended September 30, 2023, consisted of revenue from direct financing lease of $228,750, total rental income of 233,152, and other income of $26,629. The decrease in total revenue was primarily related to a decrease of $1,610,022 in rental income from unrelated parties due to defaulted leases related to the challenges within the cannabis industry and an increase of $64,335 in rental income from related parties due to adjustments in 2022 of leases from straight-line to a cash basis. Other income increased $26,573 due to the increase in interest income. Expenses for the three months ended September 30, 2023 compared to 2022 increased by $9,086,592 due primarily to a non-cash impairment charge of $8,235,136, as well as an increase in property maintenance expense of $405,886 and increase in property tax of $135,167 as a result of tenant defaults, an increase in general and administrative expenses of $12,470, an increase in interest expense of $177,790 due to the current interest rate environment, and an increase in depreciation expense of $167,444 offset by a decrease in amortization of intangible assets of $47,301. Net (loss)/income attributable to common shareholders during the three months ended September 30, 2023 and 2022 was ($10,185,943) and $419,762 respectively. Net income attributable to common shares decreased by $10,605,705.

For the three months ended September 30, 2023 and 2022, we accrued a dividend to our holders of Series A Preferred Stock of $163,207 and paid a cash dividend of $163,208, respectively.

Nine Months Ended September 30, 2023 and 2022

Revenue during the nine months ended September 30, 2023 and 2022 was $1,711,161 and $6,226,114, respectively. Revenue during the nine months ended September 30, 2023, consisted of rental income of $857,459, direct financing lease income of $686,250 and other income of $167,452. The decrease in total revenue was primarily related to a decrease of $4,103,339 in rental income from unrelated parties and to a lesser extent a decrease in rental income of $578,991 from transactions with related parties due to defaulted leases related to the challenges within the cannabis industry, offset by an increase in other income of $167,377. Expenses for the nine months ended September 30, 2023 increased $11,444,498 as compared to total expenses for the nine months ended September 30, 2022 primarily due to a non-cash impairment charge of $8,235,136, as well as an increase in property maintenance expense of $1,441,382 and an increase in property tax of $316,714 as a result of tenant defaults, an increase in general and administrative expenses of $277,146, an increase in depreciation expense of $699,805, an increase in interest expense of $616,218 and a decrease in amortization of intangible assets of $141,903. Other income increased by $880,452 due to a gain on disposal of the Tulare property netted with debt modification expense of $160,000. Net (loss)/income attributable to common shareholders during the nine months ended September 30, 2023 and 2022 was ($13,042,842) and $2,036,157, respectively. Net income attributable to common shareholders decreased by $15,078,999.

For the nine months ended September 30, 2023 and 2022, we accrued a dividend to our holders of Series A Preferred Stock of $489,621 and paid a cash dividend to our holders of Series A Preferred Stock of $489,621, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $3,605,689 as of September 30, 2023, a decrease of $242,182 from December 31, 2022. During the nine months ended September 30, 2023, the decrease in cash was primarily due increased property expenses due to tenant defaults offset by the proceeds of $2,409,178 from the sale of the solar land property.

For the nine months ended September 30, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses. As of September 30, 2023, the Trust had approximately $2.6 million of non-restricted cash available and with the potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments. The focus on selling properties, the potential to enter into new leases and improve collections from existing tenants and the potential to raise capital in the form of debt or equity, should alleviate the substantial doubt about the Trust’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

With the cash available as of November, 2023 and the sale and potential sale of certain assets, we believe these resources will be sufficient to fund our operations and commitments; however, there can be no assurance that we will be able to sell properties when anticipated and for prices anticipated, if at all. Our cash outlays, other than acquisitions, property improvements, dividend payments and interest expense, are for property maintenance, property taxes and general and administrative (“G&A”) expenses, which consist principally of professional fees, consultant fees, NYSE American listing fees, insurance, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

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

A reconciliation of our Core FFO to net income for the three and nine months ended September 30, 2023 and 2022 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended September 30,		Nine Months ending September 30,
	2023	2022	2023	2022
Revenue	$488,531	$2,007,645	$1,711,161	$6,226,114

Net Income (Loss)	$(10,022,736)	$582,970	$(12,553,221)	$2,525,778
Stock-Based Compensation	216,474	205,710	668,840	423,910
Interest Expense - Amortization of Debt Costs	20,795	21,817	63,746	65,611
Amortization of Intangible Lease Asset	56,872	104,173	170,616	312,519
Amortization of Intangible Lease Liability	-	(9,925)	-	(29,776)
Depreciation on Land Improvements	565,742	398,298	1,775,160	1,075,355
Impairment Expense	8,235,136	-	8,235,136	-
Gain on sale of property	-	-	(1,040,452)	-
Core FFO Available to Preferred and Common Stock	(927,717)	1,303,043	(2,680,175)	4,373,397

Preferred Stock Dividends	(163,207)	(163,208)	(489,621)	(489,621)

Core FFO Available to Common Shares	$(1,090,924)	$1,139,835	$(3,169,796)	$3,883,776

Weighted Average Shares Outstanding (basic)	3,389,661	3,386,252	3,389,661	3,373,681

Core FFO per Common Share	(0.32)	0.34	(0.94)	1.15

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

Our management, including our principal executive officer who is also our principal financial officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2023 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2023, Engineered Protection Systems Inc. (“EPS”) filed a complaint (the “Complaint”) in the Michigan Court for the County of Calhoun (Case Number: 23-2018-CH) against Power REIT and PW MI CanRe Marengo, LLC. EPS is seeking to collect amounts related to work done at the greenhouse property located in Marengo Township, Michigan as well as monthly service fees. The work performed by EPS included surveillance, access control, security and fire alarms. The total amount sought in the Complaint is $304,244.40 plus interest, costs and attorneys’ fees. The case is subject to a mandatory mediation followed by a trial which would be scheduled in the event of an unsuccessful mediation or other settlement efforts.

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

As of September 30, 2023, we owned twenty-four property investments, through our ownership of our twenty-four subsidiaries: Pittsburgh & West Virginia Railroad, PW PWV Holdings LLC, PW Salisbury Solar, LLC, PW Regulus Solar, LLC, PW CO CanRE JAB LLC, PW CanRE of Colorado Holdings LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Sherm 6 LLC, PW ME CanRE SD LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE MF LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Grail LLC, PW CO CanRE Apotheke LLC, PW CA CanRE Canndescent LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Walsenburg LLC, PW CanRE OK Vinita LLC, PW CO CanRE JKL LLC, PW MI CanRE Marengo LLC, PW CanRE Holdings LLC, and PW MillPro NE LLC.

During the nine months ended September 30, 2023, Power REIT collected approximately 83% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC, which represent 44%, and 39% of consolidated revenue respectively. Comparatively, during the nine months ended September 30, 2022, Power REIT collected approximately 56% of its consolidated revenue from four properties. The tenants were Sweet Dirt, Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and Regulus Solar, LLC which represent 22%, 13%, 11% and 10% of consolidated revenue respectively.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is secured by all of PWRS’ interest in the land and intangibles. As of September 30, 2023, the balance of the 2015 PWRS Loan was approximately $6,965,000 (net of unamortized debt costs of approximately $241,000). PWSS, one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of September 30, 2023 is approximately $465,000 (net of approximately $0 of capitalized debt costs which are being amortized over the life of the financing). PW PWV Holdings LLC (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of September 30, 2023 is $14,463,000 (net of approximately $278,000 of capitalized debt costs). PW CanRE entered into a Debt Facility with initial availability of $20 million. The facility is non-recourse to Power REIT and is structured without initial collateral but has springing liens to provide security against a significant number of Power REIT CEA portfolio properties in the event of default. A modification occurred on March 13, 2023 (see Note 6). As of September 30, 2023, $16,000,000 was drawn on the Debt Facility. As of September 30, 2023, PW CanRE Holdings is not in compliance with all loan covenants and is current with respect to required payments. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders could foreclose on the security pledged. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

We must raise additional capital or sell or lease additional properties to fund our operations in order to continue as a going concern.

As of September 30, 2023, we had an accumulated deficit of $23.8 million. For the nine months ended September 30, 2023, we had a net loss of $12.6 million. Although we believe we will have sufficient cash on hand to fund our ongoing operations in the short term, including for one year from the filing of this Report, we need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or sell additional properties, enter into new leases and improve collections from existing tenants to support our future operations and to meet our liquidity requirements beyond one year from the filing of this Report. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions or sell properties. In addition, any foreclosure on any property held by any of our subsidiaries, such as the Debt Facility that PW CanRe, LLC Holdings entered into that is currently in default, will result in a loss of revenue from such foreclosed property and negatively impact our liquidity.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of September 30, 2023, we had outstanding debt in the principal amount of $38.4 million and have raised approximately $9 million from sales of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) has controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the nine months ended September 30, 2023 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget for Sweet Dirt Lease Second Amendment, amounting to $2,205,000, would be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of September 30, 2023, $1,102,500 had been paid to IntelliGen for equipment supplied.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: November 14, 2023

