Form 10-K
period 2023-12-31
Power REIT
filed 2024-03-29
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2023, the Registrant’s most recently completed second fiscal quarter, was approximately $4,528,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2023 of $1.64.

As of March 27, 2024, there were 3,389,661 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

POWER REIT AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements by the use of words such as “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “would,” “should,” “project,” “plan,” “assume” or other similar words or expressions, or negatives of such words or expressions, although not all forward-looking statements can be identified in this way. All statements contained in this document regarding strategy, plans, future operations, projected financial condition or results of operations, prospects, the future of Power REIT’s industries and markets, outcomes that might be obtained by pursuing management’s plans and objectives, and similar subjects, are forward-looking statements. Over time, Power REIT’s actual performance, results, financial condition and achievements may differ from the anticipated performance, results, financial condition and achievements that are expressed or implied by Power REIT’s forward-looking statements, and such differences may be significant and materially adverse to Power REIT and its security holders.

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

Risks Related to our Financial Position and Liquidity

●	We have incurred a loss for the year ended December 31, 2023 and may be unable to generate sufficient revenue to cover expenses or generate net income.
●	We may need to raise additional capital or sell additional properties to fund our operations.
●	If our acquisitions or our overall business performance fail to meet expectations, we could be restricted from paying dividends to shareholders and default on our loans, which are secured by collateral in our properties and assets.
●	We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.
●	We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss.
●	Secured indebtedness exposes us to the possibility of foreclosure.
●	If we are unable to comply with the covenants in our loan agreements, we might be adversely affected.
●	Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

Risks Related to our Operations

●	We have a limited operating history and one of the industries in which we operate is in an industry in its very early stages of development.
●	Our tenants have limited operating histories and may be more susceptible to payment and other lease defaults.
●	Our tenants operate in a nascent industry that has experienced pricing gyrations which may impact their ability to pay rent.
●	Our tenants may be unable to operate their businesses and default on their lease payments to us.
●	Our business activities and the business activities of our cannabis tenants are currently illegal under U.S. federal law.
●	The failure to implement our business strategy could be negatively affect our operations.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We operate in a highly competitive market for investment opportunities.
●	The properties we have or do acquire that are acquired, “as-is” are subject to risk.
●	We will continue to need additional capital to make new investments.
●	The investment portfolio is concentrated in a relatively few number of investments, industries and lessees.
●	Our property portfolio has a high concentration of properties located in certain states.
●	If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends may decrease and we could default on our secured loans.
●	Our operating results may be negatively affected by development and construction delays and cost overruns.
●	The valuation and accounting treatment of certain long-lived assets could result in future asset impairments.
●	Many factors, including changes in interest rates and the negative perceptions of the cannabis sector generally, can have an adverse effect on the market value of our securities.
●	Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations.
●	Our securities with claims that are senior to our common shares may limit or prevent us from paying dividends.
●	We are dependent upon Mr. David H. Lesser for our success.
●	Our management team may have interests that conflict with the Trust’s interests.
●	Our lessee’s ability to pay us is expected to be dependent solely on the revenues of a specific project.
●	Some losses related to our real property assets may not be covered by insurance.
●	Discovery of environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them could adversely affect us.
●	Changes in interest rates may negatively affect the value of our assets and securities and access to financing.
●	Our quarterly results may fluctuate.
●	We may fail to remain qualified as a REIT.
●	We could lose our status as a REIT which would subject us to U.S. federal income tax and applicable state and local taxes.
●	If we are deemed to be subject to Section 280E of the Code that could cause us to incur U.S. federal income tax and jeopardize our REIT status.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
●	If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
●	Net leases may not result in fair market lease rates over time.
●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.
●	If a sale-leaseback transaction is recharacterized in a lessee’s bankruptcy proceeding, our financial condition could be adversely affected.
●	Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts.
●	A resurgence of the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and their operations, and in turn our performance, financial condition, results of operations and cash flows.

Risks Related to Our Investments Strategy

●	Certain properties in our portfolio could be considered special purpose use assets which may impact market value and the ability to lease to generate income.
●	Our investments in greenhouse properties may be difficult to sell or re-lease.
●	Our focus on non-traditional real estate asset classes will subject us to more risks than if we were broadly diversified to include other assets classes.
●	Renewable energy resources are complex, and our investments in them rely on long-term projections.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and supply.
●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	We cannot assure that our securities will remain listed on the NYSE American.
●	Low trading volumes in our listed securities may adversely affect holders’ ability to resell their securities.
●	Our stock price has fluctuated in the past and has recently been volatile.
●	Our ability to issue Preferred Stock could adversely affect the rights of existing security holders.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our Preferred Stock is subject to interest rate risk.
●	Inflation may negatively affect the value of our equity securities.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt.
●	Holders of Series A Preferred Stock have limited voting rights.
●	Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.
●	The change of control conversion, delisting conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our trust.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value.
●	Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

Risks Related to Regulation

●	The U.S. federal government’s approach towards cannabis laws may be subject to change.
●	We cannot predict the impact that future regulations may have on us.
●	Our properties may be subject to environmental regulations.
●	We may be subject to regulation that impacts our real estate properties.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	Litigation, complaints, enforcement actions and governmental inquiries could have a material adverse effect on our business, financial condition and results of operations.
●	State and local regulation of cannabis may negatively impact our properties and the viability of tenant operations related thereto.
●	We and our cannabis tenant may have difficulty accessing the service of banks.

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 256 acres of land with approximately 2,163,000 square feet of existing or under construction CEA properties in the form of greenhouses.

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

Properties

As of December 31, 2023, the Trust’s assets consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 501 acres of fee simple land leased to two utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”), and approximately 256 acres of land with approximately 2,163,000 square feet of existing or under construction greenhouse/processing space.

Below is a chart that summarizes our properties as of December 31, 2023:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
Massachusetts
PWSS[7,9]	54	5.7	1,005,538
California
PWRS	447	82.0	9,183,548
Solar Total	501	87.7	$10,189,086

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [4,6,7]	5.20	16,416	1,594,582
Tamarack 18[4,6]	2.11	12,996	1,075,000
Maverick 14[4,6,7]	5.54	26,940	1,908,400
Sherman 6 - Green Street/Chronic[5,6,7,9]	5.00	26,416	1,995,101
Tamarack 7[4,6]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[5]			636,351
Tamarack 19[4,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [5,6]	4.31	21,548	2,061,542
Tamarack 14[4,6,7,9]	2.09	24,360	2,252,187
Tamarack 13[4,6,7]	2.37	9,384	1,031,712
Tamarack 3[4,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[4,6]	4.00	38,440	1,872,340
Sherman 21 and 22 [2,4,6]	10.00	24,880	1,782,136
Maverick 5 - Jacksons Farms [5,6]	5.20	15,000	1,358,634
Tamarack 4 and 5[4,6,7]	4.41	27,988	2,239,870

Walsenburg, Colorado [4,6,7]	35.00	102,800	4,219,170
Desert Hot Springs, California[6,7]	0.85	37,000	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[4]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[4]	90.88	1,121,153	9,350,000

Greenhouse Total	256.08	2,162,507	$72,582,605
Total Portfolio (Real Estate Owned)			$91,921,691

Mortgage Loan[8]			$850,000

Impairment			20,673,182
Depreciation and Amortization			6,739,995
Net Book Value Net of Impairment, Depreciation and Amortization			$65,358,514

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2] Building structure construction incomplete
[3] Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs
[4]Property is vacant
[5]Tenant is not current on rent/in default
6An impairment has been taken against this asset
[7]Asset held for sale
[8]Loan secured by a second mortgage related to property in Maine sold on November 1, 2023
[9]Property sold after December 31, 2023 - see Note 13 Subsequent Events

Power REIT’s Business

We are primarily engaged in the ownership, leasing, acquisition, development, and disposition of special purpose real estate assets. Our typical approach is to lease the properties on a long-term “triple net” basis whereby the tenant pays all property related costs including real estate taxes, insurance, and other operating costs including the maintenance of the property.

2022 and 2023 Acquisitions and Sale Transactions

On March 31, 2022, we completed our first acquisition with the focus on the cultivation of food crops, through a newly formed wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), and acquired a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) for $9,350,000 and closing costs of approximately $91,000 located in O’Neill, Nebraska (collectively the “Property”). On April 1, 2022, we announced that we entered into a 10-year triple-net lease with a wholly owned subsidiary of Millennium Sustainable Ventures Corp. (ticker: MILC) related to the MillPro Facility. The MillPro Facility is configured for the cultivation of tomatoes and during 2022 grew a preliminary crop. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and vacated the property. We are actively exploring alternatives to secure a new tenant to put the facility back into operation and the potential to sell the MillPro Facility. In February of 2024, our subsidiary entered into a 20-year triple-net lease with an initial rent of $1 million per year after a 6-month deferred rent period along with a Letter of Intent to purchase the property for $9.2 million with a deadline of December 31, 2024. There can be no assurance that the tenant will perform on either the Lease or Purchase.

On January 6, 2023, one of our wholly owned subsidiaries sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2.5 million. The properties were acquired by our subsidiary in 2013 for $1,550,000.

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. PW SD had entered into a Purchase and Sale Agreement related to this property that was renegotiated as part of proceeding toward closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees.

The sale of the Tulare solar ground leases and the PW SD cannabis related greenhouse cultivation facility are part of a strategic review as we continue to evaluate alternatives to enhance liquidity and improve our opportunities.

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

● Seeking to re-lease properties that are vacant or have non-performing tenants;

● Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

● Improving the operating results of our properties; and
● Taking steps to position the Company for future growth opportunities.

Improving Our Balance Sheet by Reducing Debt and Leverage; Improving Liquidity

Leverage

We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Liquidity

As of December 31, 2023, the Trust had approximately $4.1 million of cash and approximately $15.5 million of current loan liabilities. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust as well as approximately $456,000 of debt secured by a property (Salisbury, MA) that was sold in early 2024 and the loan was paid off.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $1.9 million is restricted cash related to the Greenhouse Loan.

For the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

In early 2024, the Trust sold three properties which should help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $456,000 loan was retired at closing and is eliminated from current liabilities. The other sale produced approximately $53,000 of restricted cash and should generate cash flow from the seller financing provided that should help with liquidity to service the Greenhouse Loan.

The Greenhouse Loan is in default and we continue to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events). Unfortunately, this may lead to distressed sales, which would have a negative impact on our prospects.

As of the filing date, The Trust’s current liabilities far exceed current assets. If the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, if appropriate, will seek to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 we completed sales of assets for total gross proceeds of approximately $7.3 million. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

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

Financial Results for the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Revenue	$2,357,695	$8,517,720

Net Income (Loss) Attributable to Common Shareholders (before impairment)	$(6,783,206)	$1,832,730
Net Income (Loss) per Common Share (basic) (before impairment)	(2.00)	0.54

Net Loss Attributable to Common Shareholders (after impairment)	$(15,018,342)	$(14,906,310)
Net Loss per Common Share (basic) (after impairment)	(4.43)	(4.41)

Core FFO Available to Common Shareholders	$(4,173,118)	$4,449,917
Core FFO per Common Share	(1.23)	1.32

Growth and Investment Strategies – Controlled Environment Agriculture (CEA)

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA in the form of a greenhouse which uses dramatically less energy than indoor growing, 95% less water usage than outdoor growing, and does not have any agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Certain of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. Unfortunately, the market for cannabis compressed dramatically during 2022 and 2023 which has had a dramatic negative effect on this portfolio. During 2022 we acquired a greenhouse focused on the cultivation of tomatoes. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property.

Regulated Cannabis Industry - Market Opportunity

Cannabis Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated cannabis, and medical-use cannabis in particular, has generated interest investment in regulated cannabis related opportunities. The cannabis industry is still emerging and has suffered significant business fluctuations over the past couple of year.

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation. Accordingly, market conditions vary on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2023, 40 states, the District of Columbia, and four of five U.S. territories have passed laws allowing their citizens to use medical cannabis.

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

Cannabis Industry Access to Capital

Currently, the illegal status of cannabis under federal law limits the ability of industry participants to fully access the U.S. banking system, public capital markets and other traditional sources of financing. The banking industry’s reluctance to finance cannabis operations may provide opportunities to deploy capital at attractive risk adjusted terms through the ownership of the real estate.

Investment Opportunity

Within the broader cannabis related investment opportunity, our investment thesis was that the ownership of real estate has the potential to provide an attractive risk adjusted investment area of focus. Given the regulatory hurdles including the impact on access to traditional forms of capital, a potential opportunity exists to generate higher investment yields than traditional real estate asset classes.

Our investment thesis has focused on CEA cultivation assets in the form of greenhouses that should provide a competitive advantage within the industry. Currently, most of the cannabis cultivation, nationally, occurs in industrial, warehouse-style facilities. This cultivation method is resource and energy intensive compared to greenhouse cultivation which should use dramatically less energy when compared to industrial facilities. As the cannabis industry continues to expand and prices compress, we believe that industrial, warehouse-style cultivation of cannabis may not be economically competitive. We believe that ultimately, greenhouse cultivation facilities should have the potential to become high-quality, low-cost producers of cannabis in their respective states.

During 2022 and 2023, the cannabis industry faced significant headwinds that had a dramatic impact on cultivation focused companies such as our tenants. The wholesale prices in most markets compressed dramatically and in many cases were below the cost of cultivation and many cultivation companies have shut down. Due to the significant price compression in the wholesale cannabis market, all of our cannabis related tenants are experiencing significant financial challenges. The Trust has attempted to work with cannabis tenants by offering relief in the form of amending leases whereby monthly cash payments are restructured to reduced amounts. Unfortunately, this has not been enough to solve the issues and many of the cannabis tenants have shut down or continue to try to operate but have limited ability to pay rent at this time.

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

During 2022, we completed our first acquisition with the focus on the cultivation of food crops which is an approximately 1.1 million square foot greenhouse cultivation facility located in O’Neill, Nebraska. The greenhouse is configured for the cultivation of tomatoes and during 2022 grew a preliminary crop. Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property. We have been actively exploring alternatives to secure a new tenant to put the facility back into operation and the potential to sell the Mill Pro Facility. In February of 2024, our subsidiary entered into a 20-year triple-net lease with an initial rent of $1 million per year after a 6-month deferred rent period along with a Letter of Intent to purchase the property for $9.2 million with a deadline of December 31, 2024. There can be no assurance that the tenant will perform on either the Lease or Purchase.

Competition

The current market for properties that meet our investment objectives is limited. We are also in a capital constrained position with a high relative cost of capital. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, cannabis and greenhouse operators themselves, all of whom may compete with us. In particular, we face competition from established companies in this industry, as well as local real estate investors, particularly for smaller retail assets.

Government Regulation

Real Estate Industry Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Agricultural Regulation

The greenhouse properties that we own are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands and water. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case in certain locations where our properties are located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.

We believe that our existing properties have, and other properties that we acquire in the future will have, sources of water, including wells and/or surface water that provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

In addition to the regulation of water usage and water runoff, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities requiring such licenses, permits and approvals before chemicals and materials can be used at grow facilities. Reports on the usage of such chemicals and materials must be submitted pursuant to applicable laws, ordinances, and regulations and the terms of the specific licenses, permits and approvals. Failure to comply with laws, ordinances and regulations, to obtain required licenses, permits and approvals or to comply with the terms of such licenses, permits and approvals could result in fines, penalties and/or imprisonment.

Because properties we own may be used for growing medical-use and adult-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties are located require stringent security systems in place at grow facilities and require stringent procedures for disposal of waste materials.

As an owner of cultivation facilities, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

Environmental Regulation

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties. Furthermore, many of our properties have been repurposed for regulated cannabis operations, and historically were utilized for other purposes, including heavy industrial uses, which expose us to additional risks associated with historical releases of substances at the properties.

Management and Trustees - Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Mr. Lesser has over 35 years of experience in real estate investment and finance. His expertise informs our process in all aspects of our business including acquisitions, project management, development, and finance. Mr. Lesser’s significant ownership stake in Power REIT provides strong alignment and incentives to focus on creation of shareholder value. Susan Hollander serves our Chief Accounting Officer with responsibility for all strategic accounting, compliance and financial reporting functions. Accordingly, Power REIT currently has two officers who are responsible for overseeing our activities. Neither Mr. Lesser, nor Ms. Hollander are full time employees. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business.

We believe that our success depends on our ability to retain our key personnel, primarily David Lesser, our Chairman and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The Trust currently has a Board of Trustees that has three Independent Trustees in addition to Mr. Lesser. Power REIT does not have a staggered board; accordingly, the current policy is that each Trustee serves for one-year terms.

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

Environmental

Our asset base is environmentally friendly. We currently own a railroad ground lease which is an environmentally friendly form of transportation. We also own ground leases for utility scale solar farms. Our recent focus on CEA greenhouse properties consumes dramatically less energy than indoor growing, 95% less water, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides. Power REIT does not currently anticipate any material costs related to its portfolio for compliance with environmental laws.

Social

Our CEA tenant/operator roster is engaged with their local communities. Several of our CEA facilities will produce cannabis which is considered an alternative medical solution for a variety of ailments including, but not limited to, multiple sclerosis, PTSD, arthritis, and seizures. To date, the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition.

Governance

We are an internally managed REIT with a Board comprised of three independent Trustees and one insider Trustee. Each Trustee serves a one-year term and as such, we do not have a staggered board. In addition, we do not have any other management protection structures such as “poison pills” or “golden parachutes.” Power REIT management has strong alignment with shareholders through significant insider ownership. We believe that our corporate governance is a strong component of our ESG profile.

As our ESG story and portfolio expand, our investor engagement efforts will continue to build alongside, driving our commitment to the planet, its people, and generating returns for our shareholders.

Revenue Concentration

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 39% of consolidated revenue respectively.

Dividends

During the year ended December 31, 2023, the Trust accrued quarterly cash dividends of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Tax Status as a REIT

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2022, our last tax return completed to date, we currently have a net operating loss of $24.5 million, which may reduce or eliminate this requirement.

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

Risks Related to our Financial Position and Liquidity

We have incurred a loss for the year ended December 31, 2023 and may be unable to generate sufficient revenue to cover expenses or generate net income.

For the year ended December 31, 2023, we had a net loss attributable to common shareholders of $15.0 million. Our revenue for the year ended December 31, 2023 decreased significantly from revenue for the year ended December 31, 2022 primarily due to a decrease in rental income. There can be no assurance that we will be able to generate sufficient revenue to pay our expenses or generate net income.

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of December 31, 2023, we had an accumulated deficit of $25.8 million and a net loss attributable to common shareholders of $15.0 million. As of December 31, 2023, the Trust had approximately $4.1 million of cash and approximately $15.5 million of current loan liabilities. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust as well as approximately $456,000 of debt secured by a property (Salisbury, MA) that was sold in early 2024 and the loan was paid off.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $1.9 million is restricted cash related to the Greenhouse Loan.

For the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses related to the greenhouse portfolio.

While the current liabilities far exceed the current assets, if the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and the raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity to fund its operations. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity, including its ability to sell properties, and the failure to do so could negatively impact its future operations.

In early 2024, the Trust sold three properties which should help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $456,000 loan was retired at closing and is eliminated from current liabilities. The other sale produced approximately $53,000 of restricted cash and will generate cash flow from seller financing provided that should help with liquidity to service the Greenhouse Loan.

The Greenhouse Loan is in default and we continue to work with the bank to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the bank and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a significantly smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events).

If our acquisitions or our overall business performance fail to meet expectations, we could be restricted from paying dividends to shareholders and default on our loans, which are secured by collateral in our properties and assets.

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

Unfortunately, our tenants related to the greenhouse portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. Power REIT entered into a Greenhouse Loan with initial availability of $20 million that is non-recourse to Power REIT and has liens against the Power REIT greenhouse portfolio of properties. The balance of the loan as of December 31, 2023, is approximately $14,358,000 and is in default. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events). Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders may foreclose on the security pledged decreasing our ability to generate revenue and our ability to pay dividends. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2023, the balance of the 2015 PWRS Loan was approximately $6,957,000 (net of unamortized debt costs of approximately $235,000). PW Salisbury Solar, LLC (“PWSS”), one of our subsidiaries, borrowed $750,000 from a regional bank which loan is secured by PWSS’ real estate assets and is secured by a parent guarantee from the Trust. The balance of the PWSS term loan as of December 31, 2023 is approximately $456,000 (net of approximately $0 of capitalized debt costs which are being amortized over the life of the financing).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2023 is $14,412,000 (net of approximately $276,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, the Trust has not declared dividends on its preferred shares since the fourth quarter of 2022. As a result, unpaid dividends are accruing and increasing the liquidation preference for our preferred shares. As of December 31, 2023, the amount of unpaid dividends on the outstanding preferred shares is approximately $816,000.

Our obligations arising from our indebtedness could have other negative consequences to our shareholders, including the acceleration of debt related to the loan secured by the greenhouse portfolio. If we fail to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms. Also, our indebtedness and debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to take advantage of opportunities, and might discourage business partners from working with us.

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

The loan secured by our CEA portfolio is currently in default and the lender has commenced litigation. There can be no assurance that the lender will not foreclose on the properties which would have a negative impact on valuations relative to orderly sales which we have been pursuing.

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

Certain of Power REIT’s properties have been negatively impacted by State and local government regulations and approvals that relate to cannabis cultivation. Power REIT does not believe that its business is likely to be negatively impacted by existing or probable federal government regulation or the need for any federal governmental approval.

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

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 39% of consolidated revenue respectively.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we may continue to concentrate our investment activities in the CEA and cannabis sectors, which subjects us to more risks than if we were diversified across many sectors. At times, the performance of the infrastructure sector may lag the performance of other sectors or the broader market as a whole.

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

Several of our CEA properties were development projects that include risks associated with construction delays, costs and construction quality. In connection with our development activities, we are subject to uncertainties associated with zoning and other required approvals, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

A failure to maintain properties can lead to deterioration of value.

A number of our CEA properties have suffered significant tenant defaults and tenants may not be properly adhering to their responsibilities related to maintaining the properties. Other CEA properties are vacant and may not have been properly maintained prior to the tenants vacating. There is the potential for deterioration of property value due to maintenance issues and incidences of theft of property materials which we have experienced.

A perceived difficulty of operating special purpose properties may affect profitably and property values.

Based on the state of the cannabis and food cultivation CEA industry, our current and prior tenants within our CEA portfolio have had difficulty generating profits. The value of these special purpose properties my continue to decline due to the perceived difficulty of operating profitably.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022 and the third quarter of 2023, the Trust concluded that an impairment of value of certain assets within its CEA portfolio was appropriate based on market conditions. These impairments also take into account assets held for sale and the write off of the lease of any associated lease intangible. In 2023, we recorded approximately $8.2 million in non-cash impairment charges. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. Any decline in the estimated fair values of our assets could result in additional impairment charges in the future. It is possible that such impairments, if required, could be material. There can be no assurance that the impaired carrying values will equate to the ultimately realizable value of such assets.

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties, and we review our portfolio regularly. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, the supply and demand for space, and since our assets are special purpose, the underlying market for the use of such assets can further affect its liquidity. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing CEA properties is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing, which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell.

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

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on our common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2023, we had outstanding debt in the principal amount of $36.7 million and had issued approximately $9.3 million of our Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. It is possible that we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

We are dependent on the diligence, expertise and business relationships of our management team, particularly Mr. David H. Lesser our Chairman and Chief Executive Officer and Susan Hollander our Chief Accounting Officer, to implement our strategy of acquiring and benefitting from the ownership of infrastructure-related real property assets. If Mr. Lesser or Ms. Hollander were unable to function on behalf of the Trust, the Trust’s business and prospects would be adversely affected. Moreover, Mr. Lesser has other business interests to which he dedicates a portion of his time that are unrelated to Power REIT. Ms. Hollander is also a part time employee. Although Mr. Lesser is one of our major shareholders, on occasion, those other interests of his may conflict with his interests in Power REIT, and such conflicts may be unfavorable to us.

From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with the Trust’s interests.

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the twelve months ended December 31, 2023 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget contained in a lease amendment with NorthEast Kind Assets, LLC for the property located in Maine, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the lease was amended to restructure the timing of rent payments and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of December 31, 2023, $1,102,500 had been paid to IntelliGen for equipment supplied.

Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and subsidiaries of MILC, IntelliGen, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

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

Our leases generally require our lessees to carry insurance on our properties against risks customarily insured against by other companies engaged in similar businesses in the same geographic region, and to indemnify us against certain losses. However, there are some types of losses, including catastrophic acts of nature, acts of war or riots, for which we or our lessees cannot obtain insurance at an acceptable cost. Also, certain of our vacant properties are not covered by insurance. If there is an uninsured loss or a loss in excess of insurance limits, we could lose the revenues generated by the affected property and the capital we have invested in the property, assuming our lessee fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. Nevertheless, in such a circumstance we might still remain obligated to repay any secured indebtedness or other obligations related to the property. Any of the foregoing could adversely affect our financial condition or results of operations.

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

The value of our investments in certain assets may decline if long-term interest rates increase. Interest rates have risen significantly of late relative to their recent historically low levels which will continue to have a negative impact on the perceived or actual values of our assets and dividends, and consequently the prices of our securities may decline.

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

Our business and operations would suffer in the event of system failures.

Our computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and our business could be adversely affected.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Because we specifically focus on non-traditional real estate assets, investments in our securities may present more risks than if we were broadly diversified over numerous sectors of the economy. For example, a downturn in the U.S. CEA, alternative energy or transportation infrastructure sectors would have a larger impact on us than on a trust that does not concentrate in one sector of the economy. Factors that may adversely affect our investments include, but are not limited to, changes in supply and demand for infrastructure consumption, prices of national and global commodities, government regulation, world and regional events and general economic conditions.

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

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2023, the average daily trading volume for the Trust’s common shares was approximately 39,836 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Trust’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Trust’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Trust’s listed securities to sell their securities at prices they find attractive, or at all.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 11, 2023, the reported low sale price of our common shares was $.50, while the reported high sales price was $5.59, on February 2, 2023. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for cannabis focused companies in particular have experienced extreme volatility. In addition, sales of substantial amounts of our common shares, or the perception that such sales might occur, could adversely affect prevailing market prices of our common shares and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	sale of our common shares by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	our ability to attract new customers;
●	The impact of pandemics;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2023, we had outstanding debt in the principal amount of $36.7 million and have approximately $9 million (par value) of our Series A Preferred Stock outstanding. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

The Trust is not obligated to distribute a dividend on its Series A Preferred Stock on a current basis. During 2023, the Trust did not declare dividends on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Dividends not declared accumulate and are added to the liquidation preference.

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

We cannot assure you that our common shares and our Series A Preferred Stock will remain listed on the NYSE American.

Our common shares and our Series A Preferred shares are currently listed on the NYSE. To our knowledge, The NYSE American has not approved for listing any U.S.-based REITs engaged in the ownership of cannabis-related properties, other than Innovative Industrial Properties, Inc. (NYSE: IIPR), a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently believe we meet the maintenance listing standards of the NYSE American, we cannot assure you that we will continue to meet those standards, or that the NYSE American will not seek to delist our common shares or Series A Preferred shares as a result of our entry into lease agreements with licensed U.S. cannabis cultivators. If our common shares or Preferred shares are delisted from the NYSE American, then our common shares and our Series A Preferred Stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE American could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

and could result in our inability to implement our business plan.

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

Risks Related to Regulation

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

We employ a risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats. Our methodologies involve a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems. Our cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, and our IT environment;
●	The use of external service providers to assess, test or otherwise assist with aspects of our security controls;
●	Cybersecurity awareness training of our employees and senior management including consultation with third parties as deemed necessary;
●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	We design and assess our program using the National Institute Cybersecurity Framework (“NIST CSF”) as a set of guiding principles.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team does not have prior experience administrating cybersecurity initiatives and processes, but intends to rely on threat intelligence as well as other information obtained from governmental, public or private sources and, if necessary, third-party consultants providing cyber risk services. Our Audit Committee also provides oversight of risks from cybersecurity threats, and specifically reviews and discusses our policies regarding information technology security and protection from cyber risks.

Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaw or breaches to their information technology systems, or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

As of December 31, 2023, our portfolio consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”), and approximately 256 acres of land with approximately 2,162,000 square feet of existing or partially complete greenhouse/processing space.

As of December 31, 2023, the Trust considered Desert Hot Spring (CA), Walsenburg (CO), Vinita (OK), Maverick 14 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Sherman 6 (Ordway, CO), Tamarack 14 (Ordway, CO), Tamarack 13 (Ordway, CO), Maverick 1 (Ordway, CO) and Salisbury (MA) as Assets Held for Sale. See Note 8 of our Financial Statements for discussion of impairments and of our assets held for sale.

Below is a chart that summarizes our properties owned as of December 31, 2023:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
Massachusetts
PWSS[7,9]	54	5.7	1,005,538
California
PWRS	447	82.0	9,183,548
Solar Total	501	87.7	$10,189,086

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [4,6,7]	5.20	16,416	1,594,582
Tamarack 18[4,6]	2.11	12,996	1,075,000
Maverick 14[4,6,7]	5.54	26,940	1,908,400
Sherman 6 - Green Street/Chronic[5,6,7,9]	5.00	26,416	1,995,101
Tamarack 7[4,6]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[5]			636,351
Tamarack 19[4,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [5,6]	4.31	21,548	2,061,542
Tamarack 14[4,6,7,9]	2.09	24,360	2,252,187
Tamarack 13[4,6,7]	2.37	9,384	1,031,712
Tamarack 3[4,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[4,6]	4.00	38,440	1,872,340
Sherman 21 and 22 [2,4,6]	10.00	24,880	1,782,136
Maverick 5 - Jacksons Farms [5,6]	5.20	15,000	1,358,634
Tamarack 4 and 5[4,6,7]	4.41	27,988	2,239,870

Walsenburg, Colorado [4,6,7]	35.00	102,800	4,219,170
Desert Hot Springs, California[6,7]	0.85	37,000	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[4]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[4]	90.88	1,121,153	9,350,000

Greenhouse Total	256.08	2,162,507	$72,582,605
Total Portfolio (Real Estate Owned)			$91,921,691

Mortgage Loan[8]			$850,000

Impairment			20,673,182
Depreciation and Amortization			6,739,995
Net Book Value Net of Impairment, Depreciation and Amortization			$65,358,514

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2] Building structure construction incomplete
[3] Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs
[4]Property is vacant
[5]Tenant is not current on rent/in default
6An impairment has been taken against this asset
[7]Asset held for sale
[8]Loan secured by a second mortgage related to property in Maine sold on November 1, 2023
[9]Property sold after December 31, 2023 - see Note 13 Subsequent Events

Railway Property

Pittsburgh & West Virginia Railroad (“P&WV”), a wholly owned subsidiary, is a business trust organized under the laws of Pennsylvania which owns railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). Norfolk Southern Corporation has an investment grade rating of BBB+ by S&P Global Ratings. P&WV’s assets consist of a railroad line of approximately 112 miles in length plus branch lines, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments.

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust, that until January 30, 2024 owned approximately 54 acres of land located in Salisbury, Massachusetts that was leased by Power REIT to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant pays rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent was payable to Power REIT quarterly in advance and was recorded by Power REIT for accounting purposes on a straight-line basis with $89,494 having been recorded during the year ended December 31, 2023. The PWSS property was sold on January 30, 2024 (see Note 13 Subsequent Events in the notes to the financial statements contained elsewhere in this Annual Report).

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenant has three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2023, PWRS recorded rental income of $803,117.

CEA Greenhouse Properties – Cannabis Related

Colorado Portfolio

From July 2019 to June 2021, through a series of wholly owned indirect subsidiaries, the Trust acquired a number of properties located in Ordway, Colorado for the development of greenhouse cannabis cultivation facilities. The total size of the Ordway, Colorado portfolio is approximately 59 acres and approximately 300,000 square feet of greenhouse and related structures have been constructed for a total investment of approximately $24 million. Each property was acquired based on entering into a triple-net lease with a cultivation operator. A significant portion of the Ordway portfolio is vacant and the Trust is seeking to sell or re-tenant these properties. The Trust has taken an impairment against the Ordway, CO assets.

On May 21, 2021, through a wholly owned indirect subsidiary, the Trust purchased a 35-acre property that includes greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for cannabis cultivation in Huerfano County, Colorado. PW Walsenburg’s total capital investment as of December 31, 2023 is approximately $4.2 million. Concurrent with the acquisition, PW Walsenburg entered into a 20-year “triple-net” lease (the “Walsenburg Lease”) with Walsenburg Cannabis LLC. During 2022, the Trust recognized revenue of $250,000 related to a security deposit from the tenant and the Walsenburg Property is considered an asset held for sale as the Trust has initiated an active program to locate a buyer through a third party and the assets are not in operations, therefore, not generating any rental income and we are evaluating collectability related to the guaranties. No income was recognized for this property in 2023. The Trust has taken an impairment against the PW Walsenburg assets.

Unfortunately, the market for cannabis cultivation in Colorado deteriorated dramatically in 2022 and 2023 and all of the tenants have encountered an inability to pay contracted rent and are either paying a reduced amount or have vacated the premises.

California

On February 3, 2021, through a wholly owned indirect subsidiary, the Trust acquired an .85 acre property with a 37,000 square foot greenhouse located in Riverside County, CA (the “Canndescent Property”) and the Trust assumed an existing lease. During the fourth quarter of 2022, the tenant defaulted on the lease and vacated the property. On October 2, 2023 a lease with a replacement tenant was executed and the tenant is gearing up for operations. As of December 31, 2023, the Canndescent Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party. The Trust has taken an impairment against this asset.

Oklahoma

On June 11, 2021, through a wholly owned subsidiary, the Trust purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) that was approved for medical cannabis cultivation in Craig County, OK. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease with VinCann LLC (“VC LLC”) to operate a cannabis cultivation facility. During the second quarter of 2022, the tenant defaulted on the lease and revenue recognition is currently being handled on a cash-basis but no revenue is expected as the tenant has ceased operations and we are evaluating collectability related to the guaranties. The Trust has taken an impairment against this asset.

Michigan

On September 3, 2021, Power REIT, through a wholly owned indirect subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on a 61.14-acre property in Marengo Township, Michigan (“Marengo Property”).

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

We continue to work on a strategy related to seeking the required permits for some work that has been completed or is in process after which we could receive a Certificate of Occupancy for cannabis cultivation purposes but the process the process with Marengo Township remains quite challenging. There can be no assurance that Marengo Township will ultimately approve proceeding with cannabis cultivation at this property or do so on terms that are economically feasible given the current state of the market.

Unfortunately, the market for cannabis has compressed dramatically in Michigan over the course of 2022 and 2023. This greenhouse property would be the largest cultivation facility in Michigan if put into operation for cannabis and would have the potential to produce a significant percentage of the overall Michigan cannabis market opportunity. The Trust is currently evaluating alternatives for this asset included but not limited to: (i) restructuring the lease with the original Tenant, (ii) finding a replacement tenant interested in the cultivation of cannabis at the property, or (iii) finding a replacement tenant interested in the cultivation of produce at the property, or (iv) the sale of the property. There can be no assurance as to how long this process will take.

CEA Greenhouse Properties – Food Related

Nebraska

On March 31, 2022, Power REIT, through a wholly owned subsidiary, completed its first acquisition with the focus on the cultivation of food crops. The property consists of an approximately 1.1 million square foot greenhouse cultivation facility on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building. Simultaneous with the acquisition, the subsidiary entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. During 2022, MillPro operated the Facility for the cultivation of tomatoes. During the third quarter of 2022, the tenant defaulted on the lease by not paying rent that was due and revenue recognition is currently being handled on a cash-basis but no rental income is expected as the tenant has ceased operations at the property.

Unfortunately, the market for tomatoes compressed and the tenant was unable to meet its financial obligations and has vacated the property. We have been actively exploring alternatives to secure a new tenant to put the facility back into operation and the potential to sell the MillPro Facility. In February of 2024, our subsidiary entered into a 20 year triple-net lease with an initial rent of $1 million per year after a 6 month deferred rent period along with a Letter of Intent to purchase the property for $9.2 million with a deadline of December 31, 2024. There can be no assurance that the tenant will perform on either the Lease or Purchase.

Revenue Concentration

The Trust’s revenue is highly concentrated. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 39% of consolidated revenue respectively. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively.

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

On January 15, 2022, Power REIT’s subsidiary, PW CanRe Cloud Nine LLC (“PW Cloud Nine”), filed for the eviction of its tenant Cloud Nine for failure to pay rent when due in District Court, Crowly County, Colorado and a judgement against Cloud Nine and the lease guarantor for unpaid rent. On February 11, 2022 the court granted a Writ of Restitution for the eviction of Cloud Nine LLC which was appealed but Cloud Nine ultimately agreed to turn over possession of the property. On February 14, 2022, the defendants in the case filed counterclaims against PW Cloud Nine, Power REIT and David Lesser for: (i) fraudulent misrepresentation, (ii) negligent misrepresentation and/or concealment, (iii) breach of contract, (iv) breach of the duty of good faith and fair dealing, (v) alter ego/piercing the corporate veil, and (vi) unjust enrichment. The case was pending in Crowley County Colorado District Court (Case Number: 2022CV8). On February 13, 2024, the court issued a ruling dismissing all of the counterclaims and granting a default judgement against Cloud Nine and the guarantor of the lease.

On April 8, 2022, JKL2 Inc., Chelsey Joseph, Alan Kane and Jill Lamoureux (collectively the “JKL Parties”) filed a complaint in District Court, Crowley County Colorado (Case Number: 2022CV30009) against PW CO CanRe JKL LLC (“PW JKL”), Power REIT and David H. Lesser (the “Power REIT parties”) and Crowley County Builders, LLC and Dean Hiatt (the “CC Parties”). The JKL Parties are owners of JKL 2 Inc. and have provided personal guaranties of the lease between PW JKL, a wholly owned subsidiary of Power REIT, and JKL 2, Inc. The complaint is seeking a judgement against the Power REIT Parties for (i) fraudulent inducement and (ii) breach of duty of good faith and fair dealing and (iii) civil conspiracy and (iv) unjust enrichment. On May 2, 2022, PW CO CanRe JKL LLC commenced an eviction process against JKL2 Inc. for failure to pay rent when due and has filed counter-claims seeking damages for unpaid rent including against the guarantors of the lease. The Trust does not believe it has material exposure to the claims brought by the JKL Parties beyond the costs associated with the litigation. A trial was held in May of 2023 and we are awaiting a ruling from the court.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC for Breach of Contract, Unjust Enrichment and Account Stated. The litigation relates to purported work by Anchor at the property owned by PW MI CanRE Marengo LLC in Michigan.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market and Historical Prices

Our common shares of $0.001 par value are listed for trading on the NYSE American under the symbol “PW” and our shares of Series A Preferred Stock are listed for trading on the NYSE American under the symbol “PW.A”.

As of March 27, 2024, there were approximately 375 registered holders of registrant’s common shares.

Registrar, Transfer Agent and Disbursing Agent

The transfer agent and registrar for our common shares is Broadridge Corporate Issuer Solutions, Inc.

The registrar, transfer agent and disbursing agent for dividends and other distributions in respect of our Series A Preferred Stock is Broadridge Corporate Issuer Solutions, Inc.

Stock Issued for Cash

During the twelve months ended December 31, 2023 or 2022, we did not issue any securities.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. As of December 31, 2022, our last tax return completed to date, we have a net operating loss of $24.5 million which reduces our taxable net income, thereby reducing the amount we are required to distribute to our shareholders as dividends, until such Net Operating Losses are exhausted.

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

Any distributions that we make will be at the discretion of our Board of Trustees, and there can be no assurance that dividends will be paid in any particular period or at any particular level, or sustained in future periods based on past timing of payments and payments levels. Dividends on our Series A Preferred Stock are cumulative and must be paid in full and on a current basis in order for the Trust to pay dividends on its common shares.

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

As of December 31, 2023, the Company has not repurchased any shares of stock under the stock repurchase program.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2023 or 2022.

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

The following table provides information regarding our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)(1)
Equity compensation plans approved by security holders	197,500	13.44	1,501,295
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	197,500	13.44	1,501,295

(1) The number of shares of our common stock reserved for issuance under the Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and ending on and including January 1, 2029, by 12.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Trustees.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Trust as of and for the years ended December 31, 2023 and December 31, 2022.

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 256 acres of land with approximately 2,163,000 square feet of existing or under construction CEA properties in the form of greenhouses.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Trust, which includes:

● Raising capital by monetizing the embedded value in our portfolio to improve our liquidity position and, as appropriate reducing debt levels to strengthen our balance sheet;

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

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our debt and debt leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Recent Events

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. As previously announced, PW SD had entered into a Purchase and Sale Agreement related to this property that has been renegotiated based on current circumstances as part of proceeding towards closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. Of the cash proceeds received from the Sweet Dirt sale, $1,642,187.50 was used to pay down the Greenhouse Loan.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 we completed sales of assets for total gross proceeds of approximately $7.3 million. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

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

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. PW SD had entered into a Purchase and Sale Agreement related to this property that had been renegotiated as part of proceeding toward closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees.

The sale of the Tulare solar ground leases and the PW SD cannabis related greenhouse cultivation facility are part of a strategic review as we continue to evaluate alternatives to enhance liquidity and improve our opportunities.

Results of Operations

Results of Operations for the Year ended December 31, 2023 as compared to the year ended December 31, 2022

Revenue during the years ending December 31, 2023 and 2022 was $2,357,695 and $8,517,720, respectively. Revenue during the year ended December 31, 2023, consisted of rental income of $1,139,148, direct financing lease income of $915,000 and other income of $303,547. The decrease in total revenue was primarily related to a decrease of $5,884,400 in rental income from unrelated parties and to a lesser extent a decrease in rental income of $578,991 from transactions with related parties, due to defaulted leases related to the challenges within the cannabis industry. The decrease in revenue is offset by an increase in other income of $303,366. Expenses for the year ended December 31, 2023 decreased $5,154,072 as compared to 2022. This is primarily due to a larger non-cash impairment charge of $16,739,040 in 2022 versus a non-cash impairment charge of $8,235,136 in 2023. Due to tenant defaults, property maintenance expense increased $1,465,462 and property tax increased $95,529. Also, general and administrative expense increased $234,113, depreciation expense increased $755,185, interest expense increased $943,859 offset by a decrease in amortization of intangible assets of $144,316. Other income increased by $893,923 due to a gain on disposal of the Tulare and Sweet Dirt properties netted with debt modification expense of $160,000. Net loss attributable to common shareholders during the years ended December 31, 2023 and 2022 was $15,018,342 and $14,906,310, respectively. Net loss attributable to common shareholders increased by $112,032.

For the year ended December 31, 2023, we accrued a dividend of our holders of Series A Preferred Stock of $652,829. For the year ended December 31, 2022, we accrued a dividend to our holders of Series A Preferred Stock of 163,207 and paid a cash dividend to our holders of Series A Preferred Stock of $489,620.

Our expenses, other than dividend payments on our Series A Preferred Stock, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

During 2023, the Trust’s revenue has been concentrated from certain tenants. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 39% of consolidated revenue respectively. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $4,104,884 as of December 31, 2023, an increase of $257,013 from December 31, 2022. During the year ended December 31, 2023, the increase in cash was primarily due to the proceeds from the sale of the Tulare and Sweet Dirt properties.

Our current loan liabilities totaled approximately $15.5 million as of December 31, 2023. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust as well as approximately $456,000 of debt secured by a property (Salisbury, MA) that was sold in early 2024 and the loan was paid off.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $1.9 million is restricted cash related to the Greenhouse Loan.

For the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

In early 2024, the Trust sold three properties which should help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $456,000 loan was retired at closing and is eliminated from current liabilities. The other sale produced approximately $53,000 of restricted cash and should generate cash flow from the seller financing provided that should help with liquidity to service the Greenhouse Loan.

The Greenhouse Loan is in default and we continue to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events). Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects.

As of the filing date, The Trust’s current liabilities far exceed current assets. If the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

Cash Flows

Our cash and cash equivalents and restricted cash totaled $4,104,884 as of December 31, 2023, an increase of $257,013 from December 31, 2022. During the year ended December 31, 2023, the primary use of cash was for working capital requirements and financing activities which was offset by proceeds from the sale of two properties.

During the year ended December 31, 2023, our net cash used by operating activities was $2,622,874. During the year ended December 31, 2022, the Trust’s net cash generated by operating activities was $6,840,237. The difference was due to the decrease in net income generated by tenants defaulting on leases.

During the year ended December 31, 2023, our net cash generated in investing activities was $5,228,456. During the year ended December 31, 2022, the Trust’s net cash used in investing activities was $20,955,110. The difference was due to selling two properties in 2023.

During the year ended December 31, 2023, our net cash used for financing activities was $2,348,569 which was used to repay principal on long-term debt. During the year ended December 31, 2022, our net cash generated was $14,791,443 which included $16,000,000 of proceeds from a new Greenhouse Loan, payments on long-term debt of $674,979, payment of debt issuance costs of $43,958 and payments for dividend payments to the holders of our Series A Preferred Stock of $489,620.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities, proceeds received from borrowings, which may be secured by liens on assets as well as proceeds from the sale of assets. Based on our leases in place as of December 31, 2023, we anticipate generating approximately $1,700,000 in cash rent from PWRS and PWV. In addition, the Trust sold two properties in the first quarter of 2024 for approximately $2,450,000 and is seeking additional property sales that may occur over the next twelve months. At December 31, 2023, we owed debt in the principal amount of approximately $36,700,000 of which $14,700,000 relates to PWV, approximately $7,200,000 relates to PWRS, approximately $14,400,000 relates to the Greenhouse Loan and approximately $500,000 relates to the Salisbury loan that was retired during the first quarter or 2024 from sale proceeds. The debt service, related to the PWV and the PWRS loans is anticipated to be approximately $700,000 over the next twelve months and the Greenhouse Loan is currently in default and the subject of litigation so the balance is currently due along with a default rate of interest. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms.

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

On January 7, 2021, the Trust filed Articles Supplementary with the State of Maryland to classify an additional 1,500,000 unissued shares of beneficial interest, par value $0.001 per share, 7.75% Series A Preferred Stock, such that the Trust now has authorized an aggregate of 1,675,000 shares of Series A Preferred Stock, all of which shall constitute a single series of Series A Preferred Stock.

On February 3, 2021, as part of the closing for the Canndescent (Desert Hot Spring, CA) acquisition, the Trust issued 192,308 shares of Power REIT’s Series A Preferred Stock with a fair value of $5,000,008 less $2,205 of costs.

The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Preferred Dividend Arrearages

As of December 31, 2023, the Trust has 336,944 aggregate outstanding shares of Series A Preferred Stock of (par value $25.00 per share). During the year of 2023, the Trust did not declare a dividend on its Series A Preferred Stock. Dividends on the Series A Preferred Shares are cumulative and therefore will continue to accrue at an annual rate of $0.4844 per share per quarter. As of December 31, 2023, the cumulative amount of unpaid dividends on our issued and outstanding Series A Preferred Shares totaled approximately $816,000.

Borrowings

On December 31, 2012, as part of the Salisbury land acquisition, PWSS assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2023 was approximately $51,000. On January 30, 2024, the PWSS property was sold and the Municipal Debt was paid off (see Note 13 Subsequent Events).

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The PWSS Term Loan matured on August 1, 2023 and the bank agreed to provide a 6-month extension of the maturity. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2023 was approximately $456,000 (net of approximately $0 of capitalized debt costs). On January 30, 2024, the PWSS property was sold and the loan was paid off (see Note 13 Subsequent Events).

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2023 was approximately $6,957,000 (net of approximately $235,000 of capitalized debt costs).

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2023 was approximately $14,412,000 (net of approximately $276,000 of capitalized debt costs).

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into the Greenhouse Loan with initial availability of $20 million. The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. On October 28, 2022, the terms of the Greenhouse Loan were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 the Greenhouse Loan entered into an additional modification of which the terms are summarized as follows:

-	The total commitment is reduced from $20 million to $16 million.
-	The interest rate is changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Greenhouse Loan will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Greenhouse Loan will be required to pay the outstanding loan amount.
-	The maturity date of the Greenhouse Loan is changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Greenhouse Loan no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained in the amount of $1 million.
-	A $160,000 fee will be charged by the bank for the modification.

Debt issuance expenses of approximately $0 and $44,000 have been capitalized during the twelve months ended December 31, 2023 and 2022, respectively. Amortization of approximately $264,600 and $44,000 has been recognized for the years ended December 31, 2023 and 2022, respectively and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the year ended December 31, 2023; approximately $255,165 deferred debt issuance costs were re-classed as contra liability upon the loan draw for the year ended December 31, 2022. The balance of the loan as of December 31, 2023 and 2022 is approximately $14,358,000 (net of approximately $0 of debt costs) and $15,781,000 (net of approximately $219,000 of unamortized debt costs) During the year ended December 31, 2023, the Trust also recognized $160,000 loan modification expense in connection with the March 13, 2023 modification.

As of December 31, 2023, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $14,358,000. The lender has declared a default which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events.) There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties, would result in a significant decrease in assets and potential income to Power REIT.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2023 is as follows:

Total Debt

2024	15,529,584
2025	755,634
2026	797,628
2027	841,452
2028	887,325
Thereafter	17,933,071
Long term debt	$36,744,694

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022 and the third quarter of 2023, the Trust concluded that an impairment of value of certain assets within its CEA portfolio was appropriate based on market conditions. These impairments also take into account assets held for sale and the write off of the lease of any associated lease intangible. In 2023, we recorded approximately $8.2 million in non-cash impairment charges. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. Any decline in the estimated fair values of our assets could result in additional impairment charges in the future. It is possible that such impairments, if required, could be material. There can be no assurance that the impaired carrying values will equate to the ultimately realizable value of such assets.

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

CORE FUNDS FROM OPERATIONS (FFO)

	Years ended December 31,
	2023	2022
Revenue	$2,357,695	$8,517,720

Net Loss	$(14,365,513)	$(14,253,483)
Stock-Based Compensation	885,314	682,259
Interest Expense - Amortization of Debt Costs	290,554	87,430
Amortization of Intangible Lease Asset	227,488	371,804
Amortization of Intangible Lease Liability	-	(29,776)
Depreciation on Land Improvements	2,260,655	1,505,470
Impairment Expense	8,235,136	16,739,040
Gain on sale of property	(1,053,923)	-
Core FFO Available to Preferred and Common Stock	(3,520,289)	5,102,744

Preferred Stock Dividends	(652,829)	(652,827)

Core FFO Available to Common Shares	$(4,173,118)	$4,449,917

Weighted Average Shares Outstanding (basic)	3,389,661	3,377,676

Core FFO per Common Share	(1.23)	1.32

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2023 were effective. Management and the Audit Committee believe that that they have established appropriate mechanisms for oversight of the Trust’s financial affairs.

Changes in Internal Control over Financial Reporting

Power REIT maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no material changes in our internal control during the year ended December 31, 2023 or thereafter through the date of filing of this document that have materially affected, or are reasonably likely to materially affect, such controls.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Power REIT is responsible for establishing and maintaining adequate internal control over financial reporting. Power REIT’s internal control system was designed to provide reasonable assurance to management and the trustees regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of Power REIT’s internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of March 29, 2024. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee or Officer Since	Position

David H. Lesser	58	2009*	Chairman of Board of Trustee, Chief Executive Officer, Chief Financial Officer, Secretary
Susan P. Hollander	55	2020	Chief Accounting Officer
William S. Susman	60	2010*	Trustee Chairman of Compensation Committee Chairman of Nominating Committee Chairman of Special Committee – Related Party Transactions Member of the Audit Committee
Patrick R. Haynes, III	40	2011*	Trustee Member of Nominating Committee Member of Compensation Committee Member of Special Committee – Related Party Transactions
Dionisio J. D’Aguilar	59	2022	Trustee Member of Nominating Committee Chairman of Audit Committee Member of Special Committee – Related Party Transactions

*	Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

David H. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Since October 2013, Mr. Lesser has served as Chairman, CEO and CFO of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company. Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC a sponsor of investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Trustee of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group.

Since 1995, Mr. Lesser has, through HBP, invested in numerous real estate and alternative energy transactions, including a reverse merger transaction in 1997 that led to the formation of Keystone Property Trust (“Keystone”). Mr. Lesser, as president of HBP, led an investor group and structured a reverse merger transaction with American Real Estate Investment Corporation to ultimately form Keystone. The transaction involved an investment of $30 million of cash, the merger of a property management company and the acquisition of a family-owned portfolio of industrial properties for ownership in the REIT. In addition to initial structuring and equity investment by HBP, Mr. Lesser served on Keystone’s board of trustees until June 2000. Keystone was acquired by Prologis in 2004 for a total enterprise value of $1.4 billion, delivering a compound annual shareholder return of 16.5% from the initial transaction.

HBP currently owns Intelligen Power Systems, LLC (“IPS”) which is an alternative energy business focused on the manufacturing and the development of distributed energy projects related to cogeneration.

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

Mr. Susman has been a Trustee and Power REIT’s Compensation Committee Chairman since December 2011 and has been a member of the Nominating Committee since August 2012 and in March 2022 was nominated to Chair of the Nominating Committee. Mr. Susman has been a trustee of P&WV from May 2011 to the present and was P&WV’s Compensation Committee Chairperson from August 2011 to December 2011. Mr. Susman has been a member of the Special Committee – Related Party Transaction since March 2022. In February of 2024, Mr. Susman was appointed by the Board of Trustees to serve on the Audit Committee.

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

Mr. D’Aguilar has been a Trustee and member of the Nominating Committee, Audit Committee and Special Committee – Related Party Transaction since March 2022. In February of 2024, Mr. D’Aguilar agreed to serve as the Chairperson of the Audit Committee.

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

Risk Oversight; Investments

Our Board of Trustees takes an active role in overseeing the management of our risks. The Board regularly reviews information regarding our liquidity, operations, investment activities and cybersecurity risks, as well as the risks associated with each. The Board is responsible for overseeing the implementation of our investment strategy, the principal goal of which is to enhance long-term shareholder value through increases in earnings, cash flow and net asset value. Currently, each investment transaction is approved by the Board. In the future, the Board may establish an investment committee consisting of trustees to oversee our investment activities, including the review and approval of specific transactions.

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

Audit Committee

During 2023, our Audit Committee was Chaired by Virgil E. Wenger and Dionisio D’Aguilar served as a member. The Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide. Mr. Wenger served as chairman of the Audit Committee during 2023. The Board of Trustees has determined that Mr. Wenger and Mr. D’Aguilar both met the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

During 2023, the Audit Committee met on two occasions, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com.

In early 2024, Mr. Wenger passed away and Mr. D’Aguilar was appointed as chair of the Audit Committee and Mr. Susman was appointed by the Board of Trustees to serve on the Audit Committee.

Compensation Committee

During 2023, our Compensation Committee consisted of two independent trustees under the rules of the NYSE American Company Guide: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

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

During 2023, the Compensation Committee did not meet during but acted by Written Consent on one occasion. During 2023, the Compensation Committee approved and adopted an amendment to the Charter of the Compensation Committee to establish a Compensation Clawback Policy. The Compensation Committee also recommended the adoption of the Compensation Clawback Policy to the Board of Trustees which subsequently approved and adopted the Compensation Clawback Policy. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

During 2023, the Nominating Committee was chaired by William S. Susman with Dionisio D’Aguilar and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee met once in 2023.

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

Special Committee – Related Party Transactions

During 2023, the Special Committee – Related Party Transactions (“the Special Committee”) was Chaired by William Susman with Patrick R. Haynes, III, Virgil E. Wenger, and Dionisio J. Aguilar serving as members. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees. The Special Committee did not meet during 2023.

Code of Business Conduct and Ethics

The Trust has a Code of Business Conduct and Ethics, with which all officers and trustees must comply. A copy of the code may be viewed on our website at www.pwreit.com, and printed copies may be requested, without charge, by writing to us at 301 Winding Road, Old Bethpage, NY 11804, Attention: Investor Relations. In addition, we intend to post on our website all disclosures that are required by law or the NYSE American rules concerning any amendments to, or waivers from, any provision of the Code of Ethics and Conduct. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

Trustee Compensation

There was no compensation paid to our independent trustees for the fiscal year ending December 31, 2023, see the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (Shares)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Virgil E. Wenger	$-	$-	-	$-	$-	$-	$-
William S. Susman	$-	$-	-	$-	$-	$-	$-
Patrick R Haynes, III	$-	$-	-	$-	$-	$-	$-
Dionisio D’Aguilar	$-	$-	-	$-	$-	$-	$-

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2023 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Shares Subject to Outstanding Stock Awards

Virgil E. Wenger	10,000	-
William S. Susman	10,000	-
Patrick R Haynes, III	10,000	-
Dionisio D’Aguilar	10,000	-

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our principal executive officer and principal accounting officer for the last two fiscal years ending December 31 is set forth in the table below:

Name and Principal Positions	Year	Salary	Bonus	Stock Awards		Option Awards (Shares)(2)	All Other Compensation	Total

David H. Lesser, Chairman, CEO and CFO	2023	$150,000	$-	$-		-	$-	$150,000

	2022	$62,500	$-	$268,800	(1)	1,189,895	$-	$1,521,195

Susan Hollander, CAO	2023	$66,000	$-	$-		-	$-	$66,000

	2022	$63,000	$-	$-		59,494	$-	$122,494

(1)	The value reflects the aggregate grant date fair value computed in accordance with FASB ASC 718. Shares vest monthly over 36 months beginning August 1, 2022.
(2)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022.

The following table sets forth outstanding option equity and restricted stock awards granted to the Trust’s principal executive officer and principal accounting officer as of December 31, 2023:

Outstanding Equity Awards at Fiscal Year End

Option Awards						Stock Awards
Name	Year	Number of shares underlying unexercised options (exercisable) (1)	Number of shares underlying unexercised options (unexercisable)(1)	Option exercise price	Option expiration date	Number of shares that have not vested		Market value of shares that have not vested (5)
David H. Lesser, CEO	2023	-	-	-		-		$-
	2022	70,833	79,167	$13.44	7/15/2032
	2022					10,556	(3)	6,867
	2021	-	-	-		2,778	(2)	1,805
Susan Hollander, CAO	2023	-	-			-		-
	2022	3,542	3,958	$13.44	7/15/2032	-		-
	2021	-	-			83	(4)	53

(1)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022.

(2)	Shares were granted on May 12, 2021 and vest monthly over 36 months on a pro-rata basis starting June, 2021.
(3)	Shares were granted on July 15, 2022 and vest monthly over 36 months on a pro-rata basis starting August, 2022.
(4)	Shares were granted on May 12, 2021 and vest quarterly over 12 quarters starting July 1, 2021.
(5)	Based on the stock price of our common stock at 12/31/23 which is $0.65.

Clawback Policy

The Board of Trustees has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board of Trustees has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

COMPENSATION DISCUSSION

The Trust’s compensation program is designed to incentivize key individuals to provide services of value to the Trust, including services in the long-term interest of the Trust. Neither the CEO, nor the CAO have written employment agreements and are both part-time employees. Over the last few years, the Trust has focused on minimizing cash compensation and providing incentive compensation in the form of option and restricted stock grants. The compensation program has consisted primarily of occasional option grants and restricted stock grants to our independent trustees, occasional option grants and restricted stock grants to our CEO and occasional option grants to our CAO in additions to the cash salary paid to our CEO and CAO. The Trust believes this approach provides the Trust with increased flexibility to vary the amounts and types of compensation paid to the Trust’s executive officer, to serve the goals of:

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

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants and option during 2022 to our trustees and CEO and an option grant to our CAO. During 2023 there were no stock grants or options granted to our trustees or officers. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of March 29, 2024, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,389,661 shares of our Common Shares outstanding as of March 29, 2024.

	Owned at March 29, 2024
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Executive Officers
David H. Lesser (1)	675,164	19.40%
Susan P. Hollander(2)	6,883	*
William S. Susman(3)	13,528	*
Patrick R. Haynes, III(4)	26,337	*
Dionisio D’Aguilar(5)	6,711	*
All trustees and executive officers as a group	728,623	20.79%

*	Less than 1%

(1) Mr. Lesser beneficially owns (i) 675,164 shares of common shares, which includes: (a) 514,818 shares owned directly or indirectly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“13310”), for which Mr. Lesser acts as the Co-Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 91,667 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 29, 2024. Does not include 68,335 shares of common shares owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Ms. Susan P. Hollander beneficially owns (i) 2,300 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 4,583 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 29, 2024.

(3) Mr. William S. Susman beneficially owns (i) 7,417 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 6,111 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 29, 2024.

(4) Mr. Haynes beneficially owns (i) 26,337 shares of common shares, which includes: (a) 8,719 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 6,111 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 29, 2024.

(5) Mr. Dionisio D’Aguilar beneficially owns (i) 600 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 6,111 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 29, 2024.

Changes in Control

None

Equity Compensation Plan Information

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “Related Party Transactions” since January 1, 2022.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2023, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the year ended December 31, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the year ended December 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $260,296, $125,695, $0 and $193,000 respectively. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the year ended December 31, 2023, total payments to MILC for payroll is $162,700. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners, LLC, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the Sweet Dirt lease was amended to restructure the timing of rent payments but maintain the same overall yield and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of December 31, 2023, a total of $1,102,500 had been paid to IntelliGen for equipment supplied.

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

Review, Approval or Ratification of Transactions with Related Persons

The Special Committee – Related Party Transactions was formed on March 11, 2022 for the purpose of approving all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees and includes all members of the Audit Committee.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. MaloneBailey, LLP billed the Trust $178,260 and $146,000 for professional services in the years ended 2023 and 2022, respectively, related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Audit-Related Fees

The Trust did not pay any Audit Related Fees in the years ended December 31, 2023 and 2022.

Tax Fees

The Trust has engaged Malone Bailey, LLP to prepare its 2022 and 2021 tax return. The trust paid Malone Bailey, LLP $13,390 and $12,500 in 2023 and 2022 for professional services rendered related to the preparation of tax returns.

All Other Fees

No other fees were paid for 2023 or 2022.

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

All of the engagements for services rendered in 2023 and 2022 by the Trust’s independent auditors were pre-approved by the Audit Committee.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrants Form 8-A12B (File No. 001-36312) filed with the Commission as of February 11, 2014.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-36312) filed with the Securities and Exchange Commission as of March 24, 2021.

4.2†	Power REIT 2020 Equity Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36312) filed with the Commission on May 29, 2020.

4.6	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Promissory Note A from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.3	Promissory Note B from PW Tulare Solar, LLC to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.4	Deed of Trust between PW Tulare Solar, LLC and Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.5	Guaranty from Power REIT to Hudson Bay Partners, LP, relating to the acquisition of real property in Tulare County, California, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of July 15, 2013.

10.7	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of July 15, 2019.

10.8	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC), dated December 1, 2011 incorporated herein by reference to Exhibit 10.5 to the annual report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.9	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC, dated December 31, 2012, incorporated herein by reference to such Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.10	Ground Lease for Solar Energy System (Exeter 13) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.11	Ground Lease for Solar Energy System (Ivanhoe 13) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.12	Ground Lease for Solar Energy System (Kinsburg) between ImMODO California 1 LLC and Tulare PV II LLC, dated March 26, 2013, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.13	Ground Lease for Solar Energy System (Lindsey 134) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.14	Ground Lease for Solar Energy System (Porterville 125) between ImMODO California 1 LLC and Tulare PV I LLC, dated March 11, 2013, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.15	Assignment and Assumption of Lease between ImMODO California 1 LLC and PW Tulare Solar, LLC dated July 8, 2013, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.16	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC, dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.17	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.18	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC, dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.19	Lease Agreement related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 20, 2020.

10.20	Lease Amendment Related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 1, 2020.

10.21	Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.22	First Amendment to Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.23	Lease Amendment with Green Street LLC, dated August 25, 2020, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.24	Lease Agreement with Fifth Ace, LLC, incorporated herein by reference to Exhibit 10.1 to such exhibit to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 21, 2020.

10.25	Lease Agreement with PSP Management LLC, dated October 15, 2020, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of October 16, 2020.

10.26	Lease Agreement with Green Mile Cultivation LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of December 7, 2020.

10.27	Form of Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.28	Lease Agreement with The Grail Project LLC, dated January 1, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

10.29	Lease Agreement with DOM F LLC, dated January 14, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.30	Lease Agreement with Fiore Management, LLC, dated April 14, 2017, as amended on August 31, 2017, February 1, 2018 and April 1, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

10.31	Lease Amendment related to The Grail Project, LLC, dated February 19, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

10.32	Lease Agreement with The Gas Station, LLC, dated March 11, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

10.33	Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

10.34	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

10.35	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

10.36	Lease Agreement with to JKL2 LLC, dated June 18, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange CommissiononJune21,2021.

10.37	Lease Agreement with Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on September 9, 2021.

10.38	Lease Amendment with Marengo Cannabis LLC, dated November 2, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 4, 2021.

10.39	Lease Agreement with Golden Leaf Lane LLC, dated November 5, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 8, 2021.

10.40	Second Lease Amendment with NorthEast Kind Assets LLC, dated March 21, 2022, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 21, 2022.

10.41	Loan Agreement between PW CanRE Holdings LLC and Lender, dated December 21, 2021 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.42	Purchase Agreement between M. Shapiro Management Company, LLC as Court Appointed Receiver and Power REIT dated May 10, 2021, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.43	Lease Agreement with Millennium Produce of Nebraska LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.44	Second Lease Amendment between PW ME CanRe SD LLC and NorthEast Kind Assets LLC dated March 21, 2022, incorporatedby reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 21, 2022.

10.45	Second Lease Amendment between PW CO CanRE Walsendburg LLC and Walsenburg Cannabis LLC, dated January 1, 2022, incorporated by reference to Exhibit 10.45 to the Current Report on Form 10-Q (File No. 001-36312) filed with the Securities and Exchange Commission on May 9, 2022.

10.46	Purchase and Sale Agreement between PW MillPro NE LLC and O’Neill Ventures, Inc. dated March 4, 2022, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.47	Second Amendment to Lease Agreement between PW MI CanRE Marengo LLC and Marengo Cannabis LLC dated June 27, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on July 5, 2022.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy adopted on November 20, 2023.

*	Filed herewith.

†	Indicates management contract or compensatory plan.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer
(Principal executive officer and principal financial officer)

Date: March 29, 2024

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

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	March 29, 2024
David H. Lesser	CFO, Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 29, 2024
Susan Hollander

/s/ William S. Susman	Trustee	March 29, 2024
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 29, 2024
Patrick R. Haynes, III

/s/ Dionisio D’Aguilar	Trustee	March 29, 2024
Dionisio D’Aguilar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Controlled Environment Agriculture (“CEA”) properties

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, the Company reviews for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Due to significant price compression in the wholesale cannabis market, all of the Company’s cannabis related tenants are currently experiencing severe financial distress and collections from the CEA properties have diminished to a nominal amount. Based on the declines in revenues and operating income, the Company evaluated its CEA properties for recoverability and determined that certain properties were not recoverable and impaired. As a result, the Company recognized a $8.2 million impairment loss for the year ended December 31, 2023. Management’s estimates of fair value are made using sales comparison approach, income approach and cost approach as applicable. There are inherent uncertainties in making these assumptions. We identified the impairment of CEA properties as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of these CEA properties. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates of fair value.

How We Addressed the Matter in Our Audit

Our audit procedures related to the significant inputs and assumptions to the fair value of CEA properties included the following, among others: 1) we held discussions with management to understand individual property specific factors that impacted the Company’s fair value determination; 2) We assessed the reasonableness of the valuation methodology used 3) We used the assistance of our fair value specialist in verifying inputs and assumptions and performing sensitivity analysis, where necessary 4) We considered the properties disposed of in the period and subsequent period to evaluate if it provides any indication of error or bias in the fair value estimates.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
March 29, 2024

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Land	$6,118,097	$6,168,096
Greenhouse cultivation and processing facilities, net of accumulated depreciation	35,859,911	40,405,022
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	51,128,008	55,723,118

Cash and cash equivalents	2,202,632	2,847,871
Restricted cash	1,902,252	1,000,000
Accounts receivable	-	2,022
Prepaid expenses and deposits	224,707	6,580
Intangible lease asset, net of accumulated amortization	2,504,421	2,731,909
Deferred debt issuance cost, net of amortization	-	46,023
Deferred rent receivable	438,994	431,907
Mortgage loan	850,000	-
Assets held for sale	10,889,254	23,407,493
Other assets	69,972	-
TOTAL ASSETS	$70,210,240	$86,196,923

LIABILITIES AND EQUITY
Accounts payable	$741,668	$1,408,351
Accrued expenses	802,500	340,095
Tenant security deposits	881,724	881,724
Prepaid rent	3,000	-
Other liabilities	57,675	-
Liabilities held for sale	1,227,128	1,526,666
Current portion of long-term debt, net of unamortized discount	15,043,632	624,491
Long-term debt, net of unamortized discount	20,682,869	37,165,353
TOTAL LIABILITIES	39,440,196	41,946,680

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of December 31, 2023 and December 31, 2022)	9,305,988	8,653,159

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of December 31, 2023 and December 31, 2022)	3,389	3,389
Additional paid-in capital	47,254,625	46,369,311
Accumulated deficit	(25,793,958)	(10,775,616)
Total Equity	21,464,056	35,597,084

TOTAL LIABILITIES AND EQUITY	$70,210,240	$86,196,923

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2023	2022
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	1,139,148	7,023,548
Rental income - related parties	-	578,991
Other income	303,547	181
TOTAL REVENUE	2,357,695	8,517,720

EXPENSES
Amortization of intangible assets	227,488	371,804
General and administrative	1,752,997	1,518,884
Property expenses	1,981,474	516,012
Property taxes	457,537	362,008
Depreciation expense	2,260,655	1,505,470
Impairment expense	8,235,136	16,739,040
Interest expense	2,701,844	1,757,985
TOTAL EXPENSES	17,617,131	22,771,203

OTHER INCOME (EXPENSE)
Gain on sale of property	1,053,923	-
Loan modification expense	(160,000)	-
TOTAL OTHER INCOME	893,923	-

NET LOSS	(14,365,513)	(14,253,483)

Preferred Stock Dividends	(652,829)	(652,827)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,018,342)	$(14,906,310)

Loss Per Common Share:
Basic	$(4.43)	$(4.41)
Diluted	(4.43)	(4.41)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,377,676
Diluted	3,389,661	3,377,676

Cash dividend per Series A Preferred Share	$-	$1.45
Accumulated dividend accrued per Series A Preferred Shares:	1.94	0.48

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(14,365,513)	(14,365,513)
Accrued Dividends on Preferred Stock	-	-	-	(652,829)	(652,829)
Stock-Based Compensation	-	-	885,314	-	885,314
Balance at December 31, 2023	3,389,661	$3,389	$47,254,625	$(25,793,958)	$21,464,056

Balance at December 31, 2021	3,367,561	$3,367	$45,687,074	$4,130,694	$49,821,135
Net Loss	-	-	-	(14,253,483)	(14,253,483)
Cash Dividends on Preferred Stock	-	-	-	(489,620)	(489,620)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	22,100	22	682,237	-	682,259
Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2023	2022
Operating activities
Net loss	$(14,365,513)	$(14,253,483)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible lease asset	227,488	371,804
Amortization of debt costs	290,554	87,430
Amortization of below market lease	-	(29,776)
Loan modification expense	160,000	-
Stock-based compensation	885,314	682,259
Impairment on asset	8,235,136	16,739,040
Depreciation	2,260,655	1,505,470
Gain on sale of properties	(1,053,923)	-

Changes in operating assets and liabilities
Accounts receivable	62,198	(62,198)
Deferred rent receivable	320,818	1,321,311
Deferred rent liability	-	(861,916)
Prepaid expenses and deposits	(28,627)	486,616
Other assets	-	50,000
Accounts payable	(708,470)	1,480,541
Tenant security deposits	517,492	(1,150,482)
Accrued expenses	578,165	473,621
Prepaid rent	(4,161)	-
Net cash (used in) provided by operating activities	(2,622,874)	6,840,237

Investing activities
Cash received for sale of properties	5,243,456	-
Cash paid for land, greenhouse cultivation and processing facilities	-	(11,826,487)
Cash paid for greenhouse cultivation and processing facilities - construction in progress	-	(9,128,623)
Cash paid for purchase of equipment	(15,000)	-
Net cash provided by (used in) investing activities	5,228,456	(20,955,110)

Financing Activities
Payment of debt issuance costs	-	(43,958)
Proceeds from long-term debt	-	16,000,000
Principal payment on long-term debt	(2,348,569)	(674,979)
Cash dividends paid on preferred stock	-	(489,620)
Net cash provided by (used in) financing activities	(2,348,569)	14,791,443

Net increase in cash and cash equivalents and restricted cash	257,013	676,570

Cash and cash equivalents and restricted cash, beginning of period	$3,847,871	$3,171,301

Cash and cash equivalents and restricted cash, end of period	$4,104,884	$3,847,871

Supplemental disclosure of cash flow information:
Interest paid	$2,249,281	$1,581,840
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	46,023	255,165
Dividends accrued on preferred stock	652,829	163,207
Financed equipment purchase	57,675	-
Mortgage loan entered into in connection with sale of properties	850,000	-

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2023, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 501 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 88 Megawatts (“MW”) and approximately 256 acres of land with approximately 2,163,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the year ended December 31, 2023, the Trust accrued quarterly dividends during the year of 2023 of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts included in restricted cash represents funds held by the Trust related to debt service payment reserve required by the lender for the loan secured by the greenhouse properties. See Note 7 for further discussion of the debt service payment reserve requirement. The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	December 31, 2023	December 31, 2022

Cash and cash equivalents	$2,202,632	$2,847,871
Restricted cash	1,902,252	1,000,000
Cash and cash equivalents and restricted cash	$4,104,884	$3,847,871

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method As of December 31, 2023 and December 31, 2022, the total number of common stock equivalents was 197,500 and 205,000, respectively, and composed of stock options.

The following table sets forth the computation of basic and diluted Income per Share:

	Years Ended December 31,
	2023	2022

Numerator:

Net loss	$(14,365,513)	$(14,253,483)
Preferred Stock Dividends	(652,829)	(652,827)
Numerator for basic and diluted EPS - loss available to common shareholders	$(15,018,342)	$(14,906,310)

Denominator:
Denominator for basic EPS - Weighted average shares	3,389,661	3,377,676
Denominator for dilutive EPS - Adjusted weighted average shares	3,389,661	3,377,676

Basic loss per common share	$(4.43)	$(4.41)
Dilutive loss per common share	$(4.43)	$(4.41)

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of December 31, 2023 and 2022, the Trust has nine and four properties, respectively that are considered assets held for sale. See Note 8 for discussion of impairments of our assets held for sale.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the year ended December 31, 2023 there were no acquisitions and for the year ended December 31, 2022, there was one acquisition that was accounted for as asset acquisition. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, the Trust uses the sales comparable, income or cost approach methodology where applicable within appraisal reports. The Trust will record an impairment charge if it believes that there is other than temporary decline in market value below the carrying value of the investment. For the years ending December 31, 2023 and 2022, the Trust recorded a non-cash impairment charge of approximately $8.2 million and $16.7 million, respectively.

Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW Candescent, which was determined the buildings have a useful life of 37 years. For each of the twelve months ended December 31, 2023 and 2022, approximately $2,261,000 and $1,505,000 depreciation expense was recorded, respectively.

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the years ended December 31, 2023 and 2022, the Trust wrote off a net amount of approximately $315,000 and $1,177,000, respectively, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) was allocated on the Trust’s consolidated balance sheets between Land and Intangibles fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which was being amortized over a 24.6-year period prior to its sale during the first quarter of 2023. For the years ended December 31, 2023 and 2022, approximately $0 and $10,000 of the intangibles were amortized. The PWTS asset was sold during 2023.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2023 and 2022, approximately $227,000 of the intangibles was amortized.

A portion of the acquisition price of the assets acquired by PW CA Canndescent, LLC (“PW Canndescent”) was allocated on the Trust’s consolidated balance sheets between Land, Improvements and Intangibles, fair values at the date of acquisition. The amount of in-place lease intangible assets established was approximately $808,000, which was to be amortized over a 4.5-year period. For the year ended December 31, 2023 and 2022, approximately $0 and $134,700 of amortization expense was recognized. A below-market lease intangible liability was recorded upon acquisition in the amount of approximately $179,000 and was to be amortized over a 4.5-year period. Addition to revenue for the amortization of the liability in the amount of approximately $0 and $30,000 was recognized for the years ended December 31, 2023 and 2022, respectively. The lease intangibles for PW Canndescent were fully impaired during the last quarter of 2022 based upon the tenant default.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. As of December 31, 2022, PW Candescent is considered held for sale and the lease intangible asset and liability associated with this property have been written down to $0 with an impairment expense netting to approximately $398,000. See Note 8 for further discussion of the impairment expense associated with the write down of in-place lease intangibles.

The following table provides a summary of the Intangible Assets:

	For the Years Ended December 31,

	Cost	Accumulated Amortization Through 12/31/22	Accumulated Amortization 2023	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$1,981,639	$227,488	$2,504,421

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2024	$227,488
2025	$227,488
2026	$227,488
2027	$227,488
2028	$227,488
Thereafter	1,366,981
Total	$2,504,421

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2023 and 2022.

Other Income

Other income for the years ended December 31, 2023 and 2022 is $303,547 and $181, respectively which consists of interest income and forgiveness of accounts payable.

Other Assets

Other assets as of December 31, 2023 and 2022 is $69,972 and $0, respectively, which represents a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse.

Other Liabilities

Other liabilities as of December 31, 2023 and 2022 is $57,675 and $0, respectively, which refers to the finance loan agreement for the tractor used at the Nebraska greenhouse. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028.

Mortgage Loan

PW SD issued seller financing in connection with the sale of properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectivity and deemed no allowance is needed as of December 31, 2023.

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

The Trust’s cash and cash equivalents and restricted cash totaled $4,104,884 as of December 31, 2023, an increase of $257,013 from December 31, 2022. During the year ended December 31, 2023, the increase in cash was primarily due to the proceeds from the sale of the Tulare and Sweet Dirt properties.

The Trust’s current loan liabilities totaled approximately $15.5 million as of December 31, 2023. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust as well as approximately $456,000 of debt secured by a property (Salisbury, MA) that was sold in early 2024 and the loan was paid off.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $1.9 million is restricted cash related to the Greenhouse Loan.

For the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

In early 2024, the Trust sold three properties which is expected to help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $456,000 loan was retired at closing and is eliminated from current liabilities. The other sale produced approximately $53,000 of restricted cash and should generate cash flow from the seller financing provided that should provide cash to help service the Greenhouse Loan.

The Greenhouse Loan is in default and the subject of litigation (See Note 13 Subsequent Events). Power REIT continues to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets. In addition, it is possible that the Greenhouse Loan will lead to distressed sales including possibly through foreclosures, which would have a negative impact on our prospects.

As of the filing date, The Trust’s current liabilities far exceed current assets. If the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity.

Power REIT’s cash outlays at the parent company level consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs, and general and administrative expenses. The Trust’s cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent the Trust needs to raise additional capital to meet its obligations, there can be no assurance that financing on favorable terms will be available when needed. If Power REIT is unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

4 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 39% of consolidated revenue respectively. For the fiscal year ended 2022, Power REIT collected approximately 57% of its consolidated revenue from four properties. The tenants are NorthEast Kind Assets, LLC (“Sweet Dirt”), Fiore Management LLC (“Canndescent”), Norfolk Southern Railway and JAB Industries, Ltd (“JAB”), which represent 22%, 10%, 11% and 14% of consolidated revenue respectively.

5 – ACQUISITIONS AND DISPOSITION

2023 Disposition

On January 6, 2023, a wholly owned subsidiary of Power REIT, sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2,500,000. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The properties were acquired by Power REIT in 2013 for $1,550,000 and Power REIT recognized a gain on sale of approximately $1,040,000.

Land	1,312,529
Acquired lease intangible assets	237,471
Total real estate investments	1,550,000
Less acquired lease intangible amortization	(91,349)
Net book value of property upon sale	1,458,651

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. PW SD had entered into a Purchase and Sale Agreement related to this property that had been renegotiated as part of proceeding toward closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. Of the net proceeds received from the Sweet Dirt sale, $1,642,188 was used to pay down the Greenhouse Loan. Power REIT recognized a gain on sale of approximately $13,500..

Land	521,456
Improvements	4,714,084
Total real estate investment	5,235,540
Less accumulated depreciation	(462,010)
Net book value of property upon sale	4,773,530

2022 Acquisition

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

6 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are either recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. Total revenue from its leases recognized for the year ended December 31, 2023 and 2022 is approximately $2,054,000 and $8,518,000, respectively.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2023.

Operating Leases

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability of contractual rent is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the year ended December 31, 2023, the trust incurred rental income of approximately $315,000 due to the unwinding of straight-lining certain leases compared to 2022, when the Trust wrote off a net amount of approximately $1,177,000 in straight-line rent receivable against rental income. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives in respect to the CEA portfolio and has listed some of the assets for sale and may list additional assets.

Below is a chart of operating leases for Power REIT as of December 31, 2023:

Property Type/Name	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Rent Recorded 2023 ($)	Rent Recorded 2022 ($)
Solar Farm Lease
Massachusetts
PWSS	Dec-11	22	2 x 5-years	Y	89,494	89,494
California
PWRS	Apr-14	20	2 x 5-years	Y	803,117	803,117

Greenhouse - Cannabis Lease
Ordway, Colorado
Maverick 11,3,					11,976	686,837
Tamarack 18[1,3]					-	469,948
Maverick 14[1,3]					-	639,816
Sherman 6 - Green Street/Chronic[3]	Feb-20	20	2 x 5-years	Y	50,000	523,015
Tamarack 7[1,3]					-	411,084
Tamarack 7 (MIP)	Jan-22	10	2 x 5-years	Y	15,000	17,511
Tamarack 19[1]					-	182,464
Tamarack 8 - Apotheke	Jan-21	20	2 x 5-years	Y	-	88,191
Tamarack 14[1]					-	-
Tamarack 13[1]					-	-
Tamarack 3[1,3]					-	300,305
Tamarack 27 and 28[1,2]					-	-
Sherman 21 and 22 [1,2,3]					-	(99,209)
Maverick 5 - Jacksons Farms [3]	Nov-21	20	2 x 5-years	Y	4,790	14,847
Tamarack 4 and 5[1]					-	-

Walsenburg, Colorado [1,3]					-	242,779
Desert Hot Springs, California[3]	Feb-21	5		Y	18,746	916,272
Vinita, Oklahoma[1,3]					-	125,695
Marengo Township, Michigan[1]					-	-

Greenhouse - Food Crop
O’Neill, Nebraska[1,3]					-	193,000
					993,123	5,605,166

[1]	Property is vacant
[2]	In litigation
[3]	Recognized security deposit as rent during 2022

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2023 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2024	803,941	90,371
2025	811,802	91,275
2026	820,004	92,188
2027	828,155	93,110
2028	836,388	94,041
Thereafter	5,155,262	459,605
Total	$9,255,552	$920,590

7 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 10 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2023 and 2022 was approximately $51,000 and $58,000, respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off (see Note 13 Subsequent Events).

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The PWSS Term Loan matured on August 1, 2023 and the bank has agreed to provide a 6-month extension of the maturity. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2023 and 2022 was approximately $456,000 (net of approximately $0 of capitalized debt costs) and approximately $490,000 (net of approximately $1,400 of capitalized dept costs). On January 30, 2024, the PWSS property was sold and the loan was paid off (see Note 13 Subsequent Events).

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2023 and 2022 was approximately $6,957,000 (net of approximately $235,000 of capitalized debt costs) and approximately $7,393,000 (net of approximately $258,000 of capitalized debt costs), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2023 and 2022 was approximately $14,412,000 (net of approximately $276,000 of capitalized debt costs) and approximately $14,615,000 (net of approximately $285,000 of capitalized debt costs), respectively.

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into a debt facility with initial availability of $20 million (the “Greenhouse Loan”). The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. The Greenhouse Loan had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Greenhouse Loan was 5.52% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Greenhouse Loan were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 the Greenhouse Loan entered into an additional modification of which the terms are summarized as follows:

-	The total commitment is reduced from $20 million to $16 million.
-	The interest rate is changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Greenhouse Loan will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Greenhouse Loan will be required to pay the outstanding loan amount.
-	The maturity date of the Greenhouse Loan is changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Greenhouse Loan no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained in the amount of $1 million.
-	A $160,000 fee will be charged by the bank for the modification.

Debt issuance expenses of approximately $0 and $44,000 have been capitalized during the twelve months ended December 31, 2023 and 2022, respectively. Amortization of approximately $264,600 and $44,000 has been recognized for the years ended December 31, 2023 and 2022, respectively and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the year ended December 31, 2023; approximately $255,165 deferred debt issuance costs were re-classed as contra liability upon the loan draw for the year ended December 31, 2022. The balance of the loan as of December 31, 2023 and 2022 is approximately $14,358,000 (net of approximately $0 of debt costs) and approximately $15,781,000 (net of approximately $219,000 of unamortized debt costs). During the year ended December 31, 2023, the Trust also recognized $160,000 loan modification expense in connection with the March 13, 2023 modification.

As of December 31, 2023, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $14,358,000. The lender has declared a default which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 13 Subsequent Events). There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties, would result in a decrease in assets and potential income to Power REIT.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2023 including the modified repayment schedule for the Greenhouse Loan is as follows:

Total Debt

2024	15,529,584
2025	755,634
2026	797,628
2027	841,452
2028	887,325
Thereafter	17,933,071
Long term debt	$36,744,694

8 – IMPAIRMENTS AND ASSETS HELD FOR SALE

For the years ended December 31, 2023 and 2022, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment takes into account assets held for sale. During 2023 and 2022, the Trust recorded approximately $8.2 million and $16.7 million in non-cash impairment charges.

A summary of the Trust’s impairment expense for the years ended December 31, 2023 and 2022 is below:

	Impairment Expense
	As of December 31,

	2023	2022
Assets Held for Sale	$5,692,131	$9,724,108
Long-Lived Assets	2,543,005	6,617,135
Lease Intangible (net)	-	397,797
	$8,235,136	$16,739,040

Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

The Trust has aggregated and classified the assets and liabilities of this business as held for sale in our Consolidated Balance Sheets as of December 31, 2023. The prior period comparative balance sheet as of December 31, 2022 is recast to achieve comparability. The balance sheet as of December 31, 2022 also included the Tulare property and Sweet Dirt property which were sold during 2023 and therefore removed from the December 31, 2023 column. The assets and liabilities of assets held for sale were as follows:

	December 31, 2023	December 31, 2022

ASSETS
Land	2,301,730	4,145,716
Greenhouse cultivation and processing facilities, net of accumulated depreciation	8,574,355	18,714,406
Accounts receivable	-	60,176
Intangible lease asset, net of accumulated amortization	-	146,121
Deferred rent receivable	13,169	341,074
TOTAL ASSETS - Held for sale	10,889,254	23,407,493

LIABILITIES
Accounts payable	109,774	151,561
Tenant security deposits	110,492	580,000
Prepaid rent	30,000	37,161
Accrued expenses	469,739	210,126
Current portion of long-term debt, net of unamortized discount	462,411	495,330
Long-term debt, net of unamortized discount	44,712	52,488
TOTAL LIABILITIES - Held for sale	1,227,128	1,526,666

9 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2023, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is 1,501,295.

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

The summary of stock-based compensation activity for the year ended December 31, 2023, with respect to the Trust’s stock options, is as follows:

Summary of Activity – Options

		Weighted
	Number of	Average Exercise	Aggregate Intrinsic
	Options	Price	Value
Balance as of December 31, 2022	205,000	$13.44	-
Options Forfeited	(7,500)	13.44
Balance as of December 31, 2023	197,500	13.44	-

Options exercisable as of December 31, 2023	93,264	$13.44	-

The weighted average remaining term of the options is 8.54 years.

The summary of Plan activity for the year ended December 31, 2022, with respect to the Trust’s stock options, was as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2021	205,000	$13.44	-
Options Forfeited	-	13.44	-
Balance as of December 31, 2022	205,000	13.44	-

Options exercisable as of December 31, 2022	56,944	$13.44	-

Summary of Stock Based Compensation Activity – Restricted Stock

During 2023, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

On July 15, 2022, the Trust granted 22,400 shares of restricted stock to its officer (20,000 shares) and independent trustees (600 shares each). The restricted stock vests over 36 months for the officer and quarterly over four quarters for the trustees and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the year ended December 31, 2023, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2022	28,182	21.64
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(14,767)	24.48
Balance as of December 31, 2023	13,415	18.50

The summary of stock-based compensation activity for the year ended December 31, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	31,260	24.83
Plan Awards	22,400	13.44
Restricted Stock Forfeited	(300)	-
Restricted Stock Vested	(25,178)	18.13
Balance as of December 31, 2022	28,182	21.64

During the year ended December 31, 2022, 300 shares of unvested restricted stock was forfeited upon one previous board member’s resignation from the board.

Stock-based Compensation

During 2023, the Trust recorded approximately $361,000 of non-cash expense related to restricted stock and approximately $524,000 of non-cash expense related to options granted compared to approximately $456,000 of non-cash expense related to restricted stock and $226,000 non-cash expense related to options granted for 2022. As of December 31, 2023, there was approximately $248,000 of total unrecognized share-based compensation expense for restricted stock and approximately $858,000 of total unrecognized share-based compensation expense for options, which will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

10 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2022, the last tax return completed to date, the Trust has a net operating loss of $24.5 million, which is available to meet this requirement.

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

The Trust is generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2020.

11 - RELATED PARTY TRANSACTIONS

A wholly-owned subsidiary of Hudson Bay Partners, LP (“HBP”), an entity associated with our CEO and Chairman of the Trust, David Lesser, provides the Trust and its subsidiaries with office space at no cost. Effective September 2016, the Board of Trustees approved reimbursing an affiliate of HBP $1,000 per month for administrative and accounting support based on a conclusion that it would pay more for such support from a third party. The amount paid has increased over time with the approval of the independent members of the Board of Trustees. Effective February 23, 2021, the monthly amount paid to the affiliate of HBP increased to $4,000. A total of only $8,000 was paid pursuant to this arrangement during the year ended December 31, 2022. During the first quarter of 2022, the Trust eliminated this recurring related party transaction and implemented payroll through Power REIT.

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2023, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the years ended December 31, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the years ended December 31, 2022 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $260,296, $125,695, $0 and $193,000 respectively. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the year ended December 31, 2023, total payments to MILC for payroll is $162,700. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of December 31, 2023 and 2022, $1,102,500 and $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield.

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

13 - SUBSEQUENT EVENTS

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $75,000 for the first month, $40,000 for the second and third months, $45,000 for the fourth month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees.

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to utility scale solar farms located in Salisbury, Mass. for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the Municipal Debt and the PWSS Term Loan were paid off.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated.

