Form 10-Q
period 2024-03-31
Power REIT
filed 2024-05-10
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

3,389,661 common shares, $0.001 par value, outstanding at April 30, 2024.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Land	$5,536,596	$5,604,097
Greenhouse cultivation and processing facilities, net of accumulated depreciation	12,297,866	12,901,450
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	26,984,462	27,655,547

Cash and cash equivalents	2,977,229	2,202,632
Restricted cash	1,444,559	1,902,252
Prepaid expenses and deposits	464,216	223,250
Intangible lease asset, net of accumulated amortization	2,447,549	2,504,421
Deferred rent receivable	540,565	438,994
Mortgage loan receivables	2,020,000	850,000
Assets held for sale	31,935,182	34,363,172
Other assets	64,566	69,972
TOTAL ASSETS	$68,878,328	$70,210,240

LIABILITIES AND EQUITY
Accounts payable	$79,955	$58,773
Accrued expenses	1,434,768	770,472
Tenant security deposits	96,724	96,724
Prepaid rent	247,948	3,000
Other liabilities	217,075	57,675
Liabilities held for sale	2,231,531	2,727,051
Current portion of long-term debt, net of unamortized discount	15,044,484	15,043,632
Long-term debt, net of unamortized discount	20,616,322	20,682,869
TOTAL LIABILITIES	39,968,807	39,440,196

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of March 31, 2024 and December 31, 2023)	9,469,195	9,305,988

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	3,389	3,389
Additional paid-in capital	47,471,100	47,254,625
Accumulated deficit	(28,034,163)	(25,793,958)
Total Equity	19,440,326	21,464,056
TOTAL LIABILITIES AND EQUITY	$68,878,328	$70,210,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	260,639	694,692
Other income	45,223	81,290
TOTAL REVENUE	534,612	1,004,732

EXPENSES
Amortization of intangible assets	56,872	56,872
General and administrative	453,653	427,284
Property expenses	384,895	525,712
Property taxes	57,668	72,232
Depreciation expense	488,197	604,708
Impairment expense	549,557	-
Interest expense	1,015,162	537,422
TOTAL EXPENSES	3,006,004	2,224,230

OTHER INCOME (EXPENSE)
Gain on sale of properties	394,394	1,040,452
Loan modification expense	-	(160,000)
TOTAL OTHER INCOME	394,394	880,452

NET LOSS	(2,076,998)	(339,046)

Preferred Stock Dividends	(163,207)	(163,207)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,240,205)	$(502,253)

Loss Per Common Share:
Basic	$(0.66)	$(0.15)
Diluted	(0.66)	(0.15)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661
Diluted	3,389,661	3,389,661

Cash dividend per Series A Preferred Share	$-	$-
Accumulated dividend accrued per Series A Preferred Shares:	0.48	0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	3,389,661	$3,389	$47,254,625	$(25,793,958)	$21,464,056
Net Loss	-	-	-	(2,076,998)	(2,076,998)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	216,475	-	216,475
Balance at March 31, 2024	3,389,661	$3,389	$47,471,100	$(28,034,163)	$19,440,326

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(339,046)	(339,046)
Accrued Dividends on Preferred Stock				(163,207)	(163,207)
Stock-Based Compensation	-		227,009	-	227,009
Balance at March 31, 2023	3,389,661	$3,389	$46,596,320	$(11,277,869)	$35,321,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(2,076,998)	$(339,046)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	56,872	56,872
Amortization of debt costs	7,877	21,475
Loan modification expense	-	160,000
Stock-based compensation	216,475	227,009
Impairment expense	549,557	-
Depreciation	488,197	604,708
Gain on sale of properties	(394,394)	(1,040,452)

Changes in operating assets and liabilities
Accounts receivable	-	61,946
Deferred rent receivable	(101,571)	(173,968)
Prepaid expenses and deposits	(304,813)	(39,980)
Other assets	-	(22,076)
Other liabilities	159,400	-
Accounts payable	16,246	(376,572)
Accrued expenses	766,041	20,405
Prepaid rent	214,948	(37,161)
Net cash used in operating activities	(402,163)	(876,840)

Investing activities
Cash received for sale of properties	715,642	2,409,178
Cash received for mortgage loan receivables	80,000	-
Net cashed provided by investing activities	795,642	2,409,178

Principal payment on long-term debt	(76,575)	(73,545)
Net cash used in financing activities	(76,575)	(73,545)

Net increase in cash and cash equivalents and restricted cash	316,904	1,458,793

Cash and cash equivalents and restricted cash, beginning of period	$4,104,884	$3,847,871

Cash and cash equivalents and restricted cash, end of period	$4,421,788	$5,306,664

Supplemental disclosure of cash flow information:
Interest paid	$350,594	$487,906
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	-	46,023
Dividends accrued on preferred stock	163,207	163,207
Mortgage loan receivables entered into in connection with sale of properties	1,250,000	-

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

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024.

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2024 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the three months ended March 31, 2024, the Trust accrued a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to utility scale solar farms located in Salisbury, Mass. for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the existing municipal financing (“Municipal Debt”) and the regional bank loan (“PWSS Term Loan”) were paid off.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts included in restricted cash represents funds held by the Trust related to debt service payment reserve required by the lender for the loan secured by the greenhouse properties and the balance of the controlled cash account to pay for collateralized property related expenses. See Note 6 for further discussion of the debt service payment reserve requirement. The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$2,977,229	$2,202,632
Restricted cash	1,444,559	1,902,252
Cash and cash equivalents and restricted cash	$4,421,788	$4,104,884

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of March 31, 2024 and December 31, 2023, the total number of common stock equivalents was 197,500 and composed of stock options.

The following table sets forth the computation of basic and diluted loss per Share:

	Three Months Ended
	March 31,
	2024	2023

Numerator:

Net loss	$(2,076,998)	$(339,046)
Preferred Stock Dividends	(163,207)	(163,207)
Numerator for basic and diluted EPS - loss available to common shareholders	$(2,240,205)	$(502,253)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661

Basic and diluted loss per common share	$(0.66)	$(0.15)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the three months ended March 31, 2024 and 2023, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For each of the three months ended March 31, 2024 and 2023, approximately $488,000 and $605,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of March 31, 2024 and December 31, 2023, the Trust has nine properties that are considered assets held for sale. See Note 7 for discussion of our assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, the Trust uses the sales comparable, income or cost approach methodology where applicable within appraisal reports. The Trust will record an impairment charge if it believes that there is other than temporary decline in market value below the carrying value of the investment. During the three months ended March 31, 2024, an impairment charge was expensed in the amount of approximately $549,600 for assets considered held for sale. There are no impairment indicators for long-lived assets held for use. There was no impairment charge of long-lived assets during the three months ending March 31, 2023.

Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2024 and 2023, the Trust did not write off any straight-line rent receivable against rental income. These tenants’ rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended March 31, 2024 and 2023, approximately $56,900 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three months ended March 31, 2024 and 2023.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Three Months Ended March 31, 2024
		Accumulated Amortization	Accumulated
	Cost	Through 12/31/23	Amortization 2024	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,209,127	$56,872	$2,447,549

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2024 (Nine months remaining)	$170,616
2025	$227,488
2026	$227,488
2027	$227,488
2028	$227,488
Thereafter	1,366,981
Total	$2,447,549

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

Other Income

Other income included in Total Revenue for the three months ended March 31, 2024 and 2023 is approximately $45,000 and approximately $81,000 respectively which consists of interest income and forgiveness of accounts payable.

Other Assets

Other assets as of March 31, 2024 and December 31, 2023 is approximately $65,000 and approximately $70,000 respectively, which represents a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse.

Other Liabilities

Other liabilities as of March 31, 2024 and December 31, 2023 is approximately $217,000 and approximately $58,000, respectively, which includes the finance loan agreement of approximately $58,000 for the tractor used at the Nebraska greenhouse for both years. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028. The additional amount in 2024 reflects a finance agreement for a property insurance policy for properties in CO and MI.

Mortgage Loan Receivables

PW ME CanRE SD LLC (“PW SD”) issued seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectivity and deemed no allowance is needed as of March 31, 2024.

PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $75,000 for the first month, $40,000 for the second and third months, $45,000 for the fourth month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. PW MF assessed the collectivity and deemed no allowance is needed as of March 31, 2024.

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

The Trust’s cash and cash equivalents and restricted cash totaled $4,421,788 as of March 31, 2024, an increase of $316,904 from December 31, 2023. During the three months ended March 31, 2024, the increase in cash was primarily due to the sale of properties.

The Trust’s current loan liabilities totaled approximately $15 million as of March 31, 2024. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $3.0 million is non-restricted cash available for general corporate purposes and $1.4 million is restricted cash related to the Greenhouse Loan.

For the three months ended March 31, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

In early 2024, the Trust sold three properties which is expected to help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $456,000 loan was retired at closing and is eliminated from current liabilities. The sale of two greenhouse properties in Colorado produced approximately $53,000 of restricted cash and should generate cash flow from the seller financing provided that should provide cash to help service the Greenhouse Loan.

The Greenhouse Loan is in default and the subject of litigation (see Note 6 – LONG-TERM DEBT). Power REIT continues to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets. In addition, it is possible that the Greenhouse Loan will lead to distressed sales including possibly through foreclosures, which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

4 – ACQUISITION AND DISPOSITION

2024 Disposition

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $75,000 for the first month, $40,000 for the second and third months, $45,000 for the fourth month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. The gain on sale recognized was approximately $213,000.

Sherman 6 Property:

Land	150,000
Improvements	823,922
Total real estate investment	973,922
Less accumulated depreciation	(253,922)
Net book value of property upon sale	720,000

Tamarack 14 Property:

Land	67,500
Improvements	351,529
Total real estate investment	419,029
Less accumulated depreciation	(27,163)
Net book value of property upon sale	391,866

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to utility scale solar farms located in Salisbury, Mass. for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the Municipal Debt and the PWSS Term Loan were paid off. The gain on sale recognized was approximately $181,000 and the net book value of land upon sale was approximately $1,006,000.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three months ended March 31, 2024 and 2023, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended March 31, 2024 and 2023 is approximately $489,000 and $923,000, respectively.

Due to significant price compression in the wholesale cannabis market, many of our cannabis related tenants are currently experiencing severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives with respect to the CEA portfolio and has listed some of the assets for sale and may list additional assets.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2024, Power REIT collected approximately 81% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 43% and 38% of consolidated revenue respectively. Comparatively, during the three months ended March 31, 2023, Power REIT collected approximately 92% of its consolidated revenue from three properties. The tenants were NorthEast Kind Assets, LLC (“Sweet Dirt”), Norfolk Southern Railway, and Regulus Solar, LLC which represent 46%, 25% and 21% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2024 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2024 (Nine months left)	704,733	-
2025	811,802	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
Thereafter	5,155,262	-
Total	$9,156,344	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of March 31, 2024 and December 31, 2023 is approximately $0 and $51,000 respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2024 and December 31, 2023 is approximately $0 and $456,000 (net of approximately $0 of capitalized debt costs), respectively. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of March 31, 2024 and December 31, 2023, the balance of the 2015 PWRS Loan was approximately $6,944,000 (net of unamortized debt costs of approximately $230,000) and $6,957,000 (net of unamortized debt costs of approximately $235,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of March 31, 2024 and December 31, 2023 is $14,359,000 (net of approximately $273,000 of capitalized debt costs) and $14,412,000 (net of approximately $276,000 of capitalized debt costs).

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into a debt facility with initial availability of $20 million (the “Greenhouse Loan”). The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. The Greenhouse Loan had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Greenhouse Loan was 5.52% with a default interest rate of $5.0% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Greenhouse Loan were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 the Greenhouse Loan entered into an additional modification of which the terms are summarized as follows:

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

Debt issuance expenses of $0 have been capitalized during the three months ended March 31, 2024 and 2023, respectively. Amortization of approximately $0 and $13,000 has been recognized for the three months ended March 31, 2024 and 2023, respectively and $0 and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the three months ended March 31, 2024 and 2023. The balance of the loan as of March 31, 2024 and December 31, 2023 is approximately $14,358,000 (net of approximately $0 of debt costs). During the three months ended March 31, 2024 and 2023, the Trust also recognized $0 and $160,000, respectively of loan modification expense in connection with the March 13, 2023 modification.

As of March 31, 2024, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $14,358,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties would result in a decrease in assets and potential income to Power REIT. On May 10, 2024, the Greenhouse Loan entered into an additional modification and forbearance agreement to allow more time for the repayment of the loan. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The amount of principal payments remaining on Power REIT’s long-term debt as of March 31, 2024 including the modified repayment schedule for the Greenhouse Loan is as follows:

2024 (Nine months remaining)	14,993,630
2025	749,218
2026	791,212
2027	835,036
2028	880,909
Thereafter	17,913,996
Long term debt	$36,164,001

7 – IMPAIRMENT AND ASSET HELD FOR SALE

For the three months ended March 31, 2024, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on lower listing prices due to challenging market conditions for two assets held for sale. During the three months ended March 31, 2024, the Trust recorded approximately $549,600 of a non-cash impairment charge, all on assets held for sale. There was $0 non-cash impairment charge during the three months ended March 31, 2023. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in our Consolidated Balance Sheets as of March 31, 2024 since all criteria under ASC 360-10-45-9 were met. The prior period comparative balance sheet as of December 31, 2023 is recast to achieve comparability. The balance sheet as of December 31, 2023 also included the Salisbury and Sherman 6 properties which were sold during the first quarter of 2024 and therefore removed from the March 31, 2024 column. The assets and liabilities of assets held for sale were as follows:

	March 31, 2024	December 31, 2023

ASSETS
Land	1,660,193	2,815,730
Greenhouse cultivation and processing facilities, net of accumulated depreciation	30,209,685	31,532,816
Prepaid Expense	65,304	1,457
Deferred rent receivable	-	13,169
TOTAL ASSETS - Held for sale	31,935,182	34,363,172

LIABILITIES
Accounts payable	787,733	792,669
Tenant security deposits	895,492	895,492
Prepaid rent	-	30,000
Accrued expenses	548,306	501,767
Current portion of long-term debt, net of unamortized discount	-	462,411
Long-term debt, net of unamortized discount	-	44,712
TOTAL LIABILITIES - Held for sale	2,231,531	2,727,051

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of March 31, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002 which is subject to adjustment per the Plan.

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

The summary of stock-based compensation activity for the three months ended March 31, 2024, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	197,500	$13.44	-
Options Forfeited	-
Balance as of March 31, 2024	197,500	13.44	-

Options exercisable as of March 31, 2024	109,722	$13.44	-

The weighted average remaining term of the options is 8.29 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the three months ended March 31, 2024, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	13,415	18.50
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(3,375)	25.46
Balance as of March 31, 2024	10,040	16.17

Stock-based Compensation

During the three months ended March 31, 2024, the Trust recorded approximately $86,000 of non-cash expense related to restricted stock and approximately $131,000 of non-cash expense related to options granted compared to approximately $95,000 of non-cash expense related to restricted stock and approximately $132,000 of non-cash expense related to options granted for the three months ended March 31, 2023. As of March 31, 2024, there was approximately $162,000 of total unrecognized share-based compensation expense for restricted stock and approximately $690,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three months ended March 31, 2024, the Trust accrued a total of approximately $163,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

9 – RELATED PARTY TRANSACTIONS

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of March 31, 2024, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the three months ended March 31, 2024 and 2023 is $0 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the three months ended March 31, 2023, total payments to MILC for payroll is $50,456. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners (“HBP”), an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of March 31, 2024 and December 31, 2023, $1,102,500 and $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with HBP, IntelliGen Power Systems and the lease transactions with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

10 – CONTINGENCIES

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management’s current or future plans and objectives are forward-looking statements.

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission on March 29, 2024 (the “2023 10-K”). Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the three months ended March 31, 2024, the Trust accrued a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Recent Developments

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

Our wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), owns a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) located in O’Neill, Nebraska (collectively the “Property”). Unfortunately, the market for tomatoes compressed and the original tenant was unable to meet its financial obligations and vacated the property. In February of 2024, PW MillPro entered into a 20-year triple-net lease with an initial rent of $1 million per year after a 6-month deferred rent period along with a Letter of Intent to purchase the property for $9.2 million with a deadline of December 31, 2024. There can be no assurance that the tenant will perform on either the Lease or Purchase.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our debt and debt leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.81 million which included $2.1 million of seller financing provided to the buyers. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

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

The following table is a summary of the Trust’s properties as of March 31, 2024:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [4,6,7]	5.20	16,416	1,594,582
Tamarack 18[4,6]	2.11	12,996	1,075,000
Maverick 14[4,6,7]	5.54	26,940	1,908,400
Tamarack 7[4,6]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[5]			636,351
Tamarack 19[4,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [5,6]	4.31	21,548	2,061,542
Tamarack 13[4,6,7]	2.37	9,384	1,031,712
Tamarack 3[4,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[4,6]	4.00	38,440	1,872,340
Sherman 21 and 22 [2,4,6,7]	10.00	24,880	1,782,136
Maverick 5 - Jacksons Farms [5,6]	5.20	15,000	1,358,634
Tamarack 4 and 5[4,6,7]	4.41	27,988	2,239,870

Walsenburg, Colorado [4,6,7]	35.00	102,800	4,219,170
Desert Hot Springs, California[5,6,7]	0.85	37,000	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[4,7]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska	90.88	1,121,153	9,350,000
Greenhouse Total	248.99	2,111,731	$68,335,316
Total Portfolio (Real Estate Owned)			$86,668,864

Mortgage Loan[8]			$850,000
Mortgage Loan[9]			1,170,000

Impairment			18,358,668
Depreciation and Amortization			7,008,307
Net Book Value Net of Impairment, Depreciation and Amortization			$63,321,889

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
[8]Loan secured by a second mortgage (Maine) excluding accrued interest sold in 2023
[9]Loan secured by a first mortgage (Ordway properties) sold on January 8, 2024

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2023 10-K.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenue during the three months ended March 31, 2024 and 2023 was $534,612 and $1,004,732, respectively. Revenue during the three months ended March 31, 2024, consisted of revenue from lease income from direct financing lease of $228,750, total rental income of $260,639, and other income of $45,223. The decrease in total revenue was primarily related to a $434,053 decrease in rental income from the cannabis tenants due to defaulted leases related to the challenges within the cannabis industry and a decrease in other income of $36,067. Expenses for the three months ended March 31, 2024 compared to 2023 increased by $781,774 primarily due to a non-cash impairment expense on two properties of $549,557 and an increase in interest expense of $477,740 due to the default interest accrual for the Greenhouse Loan. The difference is also due to a decrease in depreciation expense of $116,511 as many of the properties are considered held for sale, a decrease in property expense of $140,817, a decrease of $14,564 in property tax offset by an increase in general and administrative expenses of $26,369. Other income decreased by $486,058 due to a smaller gain of on the disposal of two properties in January, 2024. Net loss attributable to common shares during the three months ended March 31, 2024 and 2023 was 2,240,205 and $502,253, respectively. Net loss attributable to common shares increased by $1,737,952.

For the three months ended March 31, 2024 and 2023, we accrued a cash dividend to our holders of Series A Preferred Stock of $163,207 and $163,207, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $4,421,788 as of March 31, 2024, an increase of $316,904 from December 31, 2023. During the three months ended March 31, 2024, the increase in cash was primarily due to the sale of properties.

Our current loan liabilities totaled approximately $15 million as of March 31, 2024. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $3.0 million is non-restricted cash available for general corporate purposes and $1.4 million is restricted cash related to the Greenhouse Loan.

For the three months ended March 31, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Since the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets. However, if we cannot resolve matters with the lender, it may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

A reconciliation of our Core FFO to net income for the three months ended March 31, 2024, and 2023 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended March 31,
	2024	2023
Revenue	$534,612	$1,004,732

Net Loss	$(2,076,998)	$(339,046)
Stock-Based Compensation	216,475	227,009
Interest Expense - Amortization of Debt Costs	7,877	21,475
Amortization of Intangible Lease Asset	56,872	56,872
Depreciation on Land Improvements	488,197	604,708
Impairment Expense	549,557	-
Gain on sale of property	(394,394)	(1,040,452)
Core FFO Available to Preferred and Common Stock	(1,152,414)	(469,434)

Preferred Stock Dividends	(163,207)	(163,207)

Core FFO Available to Common Shares	$(1,315,621)	$(632,641)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661

Core FFO per Common Share	(0.39)	(0.19)

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2024 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the property owned by PW MI CanRE Marengo LLC in Michigan.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

Item 1A. Risk Factors.

The Trust’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2023 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2023 10-K. You should carefully consider the risks set forth in the 2023 10-K and the following risks, together with all the other information in this Report, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2023 10-K.

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few numbers of investments, industries and lessees.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2024, Power REIT collected approximately 81% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 43% and 38% of consolidated revenue respectively.

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

Unfortunately, our tenants related to the greenhouse portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. Power REIT entered into a Greenhouse Loan with initial availability of $20 million that is non-recourse to Power REIT and has liens against the Power REIT greenhouse portfolio of properties. The balance of the loan as of March 31, 2024, is approximately $14,358,000 and is in default. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders may foreclose on the security pledged decreasing our ability to generate revenue and our ability to pay dividends. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of March 31, 2024, the balance of the 2015 PWRS Loan was approximately $6,944,000 (net of unamortized debt costs of approximately $230,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of March 31, 2024 is $14,359,000 (net of approximately $273,000 of capitalized debt costs).

We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of March 31, 2024, we had an accumulated deficit of $28.0 million and a net loss attributable to common shareholders of $2.2 million. As of December 31, 2023, we had an accumulated deficit of $25.8 million and a net loss attributable to common shareholders of $15 million. As of March 31, 2024, the Trust had approximately $4.4 million of cash and approximately $15.0 million of current loan liabilities. The current loan liabilities include approximately $14.4 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $3.0 million is non-restricted cash available for general corporate purposes and $1.4 million is restricted cash related to the Greenhouse Loan.

For the three months ended March 31, 2024 and the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and we continue to work with the bank to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the bank and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a significantly smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 6 – LONG-TERM DEBT). A forbearance agreement with the lender for the Greenhouse Loan was entered into effective May 10, 2024, which provides additional time to retire the loan. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets secured by the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of March 31, 2024, we had outstanding debt in the principal amount of $36.2 million and $9.5 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended March 31, 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget contained in a lease amendment with NorthEast Kind Assets, LLC for the property located in Maine, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the lease was amended to restructure the timing of rent payments and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of March 31, 2024, $1,102,500 had been paid to IntelliGen for equipment supplied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: May 10, 2024

