Form 10-Q
period 2024-06-30
Power REIT
filed 2024-08-07
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

3,389,661 common shares, $0.001 par value, outstanding at July 29, 2024.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Land	$5,536,596	$5,604,097
Greenhouse cultivation and processing facilities, net of accumulated depreciation	8,756,162	12,901,450
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	23,442,758	27,655,547

Cash and cash equivalents	2,455,133	2,202,632
Restricted cash	480,495	1,902,252
Prepaid expenses and deposits	707,298	223,250
Intangible lease asset, net of accumulated amortization	2,390,677	2,504,421
Deferred rent receivable	493,396	438,994
Mortgage loan receivables	1,945,000	850,000
Assets held for sale	17,812,866	34,363,172
Other assets	61,864	69,972
TOTAL ASSETS	$49,789,487	$70,210,240

LIABILITIES AND EQUITY
Accounts payable	$88,318	$58,773
Accrued expenses	389,487	770,472
Tenant security deposits	96,724	96,724
Prepaid rent	-	3,000
Other liabilities	137,375	57,675
Liabilities held for sale	2,291,725	2,727,051
Current portion of long-term debt, net of unamortized discount	16,446,914	15,043,632
Long-term debt, net of unamortized discount	20,383,916	20,682,869
TOTAL LIABILITIES	39,834,459	39,440,196

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of June 30, 2024 and December 31, 2023)	9,632,402	9,305,988

Equity:
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	3,389	3,389
Additional paid-in capital	47,661,776	47,254,625
Accumulated deficit	(47,342,539)	(25,793,958)
Total Equity	322,626	21,464,056

TOTAL LIABILITIES AND EQUITY	$49,789,487	$70,210,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	229,779	(70,385)	490,418	624,307
Other income	60,820	59,533	106,043	140,823
TOTAL REVENUE	519,349	217,898	1,053,961	1,222,630

EXPENSES
Amortization of intangible assets	56,872	56,872	113,744	113,744
General and administrative	359,474	464,504	813,127	891,788
Property expenses	378,850	509,784	763,745	1,035,496
Property taxes	92,284	121,937	149,952	194,169
Depreciation expense	183,410	604,710	671,607	1,209,418
Impairment expense	17,449,424	-	17,998,981	-
Interest expense	1,144,204	651,530	2,159,366	1,188,952
TOTAL EXPENSES	19,664,518	2,409,337	22,670,522	4,633,567

OTHER INCOME (EXPENSE)
Gain on sale of properties	-	-	394,394	1,040,452
Loan modification expense	-	-	-	(160,000)
TOTAL OTHER INCOME (EXPENSE)	-	-	394,394	880,452

NET LOSS	(19,145,169)	(2,191,439)	(21,222,167)	(2,530,485)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,308,376)	$(2,354,646)	$(21,548,581)	$(2,856,899)

Loss Per Common Share:
Basic	$(5.70)	$(0.69)	$(6.36)	$(0.84)
Diluted	(5.70)	(0.69)	(6.36)	(0.84)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661	3,389,661	3,389,661
Diluted	3,389,661	3,389,661	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Accumulated dividend accrued per Series A Preferred Shares:	0.48	0.48	0.97	0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and June 30, 2023

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	3,389,661	$3,389	$47,254,625	$(25,793,958)	$21,464,056
Net Loss	-	-	-	(2,076,998)	(2,076,998)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	216,475	-	216,475
Balance at March 31, 2024	3,389,661	$3,389	$47,471,100	$(28,034,163)	$19,440,326
Net Loss	-	-	-	(19,145,169)	(19,145,169)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	190,676	-	190,676
Balance at June 30, 2024	3,389,661	$3,389	$47,661,776	$(47,342,539)	$322,626

Balance at December 31, 2022	3,389,661	$3,389	$46,369,311	$(10,775,616)	$35,597,084
Net Loss	-	-	-	(339,046)	(339,046)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	227,009	-	227,009
Balance at March 31, 2023	3,389,661	$3,389	$46,596,320	$(11,277,869)	$35,321,840
Net Loss	-	-	-	(2,191,439)	(2,191,439)
Accrued Dividends on Preferred Stock	-	-	-	(163,207)	(163,207)
Stock-Based Compensation	-	-	225,357	-	225,357
Balance at June 30, 2023	3,389,661	$3,389	$46,821,677	$(13,632,515)	$33,192,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(21,222,167)	$(2,530,485)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	113,744	113,744
Amortization of debt costs	15,696	42,951
Loan modification expense	-	160,000
Stock-based compensation	407,151	452,366
Impairment expense	17,998,981	-
Depreciation	671,607	1,209,418
Gain on sale of property	(394,394)	(1,040,452)

Changes in operating assets and liabilities
Accounts receivable	-	62,198
Deferred rent receivable	(54,402)	269,984
Prepaid expenses and deposits	(514,007)	(34,595)
Other assets	-	(1,480)
Other liabilities	79,700	-
Accounts payable	30,867	(499,140)
Accrued expenses	1,956,572	142,950
Prepaid rent	(33,000)	(37,161)
Net cash used in operating activities	(943,652)	(1,689,702)

Investing activities
Cash received for sale of properties	715,642	2,409,178
Cash received for mortgage loan receivables	155,000	-
Net cash provided by investing activities	870,642	2,409,178

Financing activities
Principal payment on long-term debt	(1,096,246)	(294,414)
Net cash used in financing activities	(1,096,246)	(294,414)

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,169,256)	425,062

Cash and cash equivalents and restricted cash, beginning of period	$4,104,884	$3,847,871

Cash and cash equivalents and restricted cash, end of period	$2,935,628	$4,272,933

Supplemental disclosure of cash flow information:
Interest paid	$519,601	$1,103,063
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	-	46,023
Dividends accrued on preferred stock	326,414	326,414
Mortgage loan receivables entered into in connection with sale of properties	1,250,000	-
Accrued interest transferred to loan	2,181,876	-

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

These unaudited consolidated financial statements should be read in conjunction with the Trust’s audited consolidated financial statements and notes included in its latest Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024.

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2024 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction Controlled Environment Agriculture (“CEA”) properties in the form of greenhouses.

During the six months ended June 30, 2024, the Trust accrued quarterly dividends of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to a utility scale solar farm located in Salisbury, Massachusetts. for gross proceeds of $1.2 million. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the existing municipal financing (“Municipal Debt”) and the regional bank loan (“PWSS Term Loan”) were paid off.

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

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$2,455,133	$2,202,632
Restricted cash	480,495	1,902,252
Cash and cash equivalents and restricted cash	$2,935,628	$4,104,884

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of June 30, 2024 and December 31, 2023, the total number of common stock equivalents was 197,500 and composed of stock options.

The following table sets forth the computation of basic and diluted loss per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:

Net loss	$(19,145,169)	$(2,191,439)	$(21,222,167)	$(2,530,485)
Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)
Numerator for basic and diluted EPS - loss available to common shareholders	$(19,308,376)	$(2,354,646)	$(21,548,581)	$(2,856,899)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661	3,389,661	3,389,661

Basic and diluted loss per common share	$(5.70)	$(0.69)	$(6.36)	$(0.84)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the six months ended June 30, 2024 and 2023, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in the Trust’s portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For the three months ended June 30, 2024 and 2023, approximately $183,000 and $605,000 of depreciation expense was recorded, respectively. For the six months ended June 30, 2024 and 2023, approximately $672,000 and $1,209,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of June 30, 2024 and December 31, 2023, the Trust has nine properties that are considered assets held for sale. See Note 7 for discussion of the Trust’s assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, the Trust uses the sales comparable, income or cost approach methodology where applicable within appraisal reports. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the first quarter 2024, an impairment charge was expensed in the amount of approximately $550,000 and during the second quarter, 2024, an impairment charge was expensed in the amount of approximately $17,449,000 totaling approximately $17,999,000 of impairment expense for the six months ended June 30, 2024, for assets considered held for sale and held for use. There was no impairment charge of long-lived assets during the three- and six-months ending June 30, 2023.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the six and three months ended June 30, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the six and three months ended June 30, 2023, the Trust wrote off a net amount of approximately $315,000 (which resulted in negative rental income for the three months ended June 30, 2023), in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. These tenants’ rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Straight-Line Rent	$200,779	$223,152	$401,558	$483,465
Cash Basis Rent	29,000	(293,537)	88,860	140,842
	$229,779	$(70,385)	$490,418	$624,307

Deferred rent receivable as of June 30, 2024 and December 31, 2023 is approximately $493,000 and 452,000, respectively.

Prepaid rent liability as of June 30, 2024 and December 31, 2023 is approximately $0 and $33,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the six months ended June 30, 2024 and 2023, approximately $114,000 of the intangibles was amortized. For each of the three months ended June 30, 2024 and 2023, approximately $57,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three and six months ended June 30, 2024 and 2023.

The following table provides a summary of the Intangible Assets:

	For the Six Months Ended June 30, 2024
		Accumulated Amortization	Accumulated Amortization	Net Book
	Cost	Through 12/31/23	2024	Value

Asset Intangibles - PWRS	$4,713,548	$2,209,127	$113,744	$2,390,677

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2024 (Six months remaining)	$113,744
2025	$227,488
2026	$227,488
2027	$227,488
2028	$227,488
Thereafter	$1,366,981
Total	$2,390,677

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Other Liabilities

Other liabilities as of June 30, 2024 and December 31, 2023 is approximately $137,000 and approximately $58,000, respectively, which includes the finance loan agreement of approximately $58,000 for the tractor used at the Nebraska greenhouse for both years. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028. The additional $80,000 in 2024 reflects a finance agreement for a property insurance policy for properties in CO and MI, that are security for the Greenhouse Loan that is currently in default and is non-recourse to the Trust.

Other Assets

Other assets as of June 30, 2024 and December 31, 2023 is approximately $62,000 and approximately $70,000, respectively, which represents a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation).

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectivity and deemed no allowance is needed as of June 30, 2024. The Note is owned by a subsidiary which has guaranteed the Greenhouse Loan which is in default and non-recourse to the Trust.

On January 6, 2024, PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $75,000 for the first month, $40,000 for the second and third months, $45,000 for the fourth month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. PW MF assessed the collectivity and deemed no allowance is needed as of June 30, 2024. The note is security for the Greenhouse Loan which is in default and non-recourse to the Trust.

Other Income

Other income included in Total Revenue for the six months ended June 30, 2024 and 2023 is approximately $106,000 which is interest income and approximately $141,000 which mainly consists of approximately $73,000 settlement of property tax payable with sale of one property, $32,000 interest income, and $26,000 forgiveness of accounts payable. Other income for the three months ended June 30, 2024 and 2023 is approximately $61,000 which is interest income and $60,000 which mainly consists of approximately $23,000 interest income and approximately $26,000 forgiveness of accounts payable, respectively.

General and Administrative Expenses

General and Administrative Expense for the six months ended June 30, 2024 and 2023 is approximately $813,000 and $892,000, respectively, which mainly includes a non-cash stock compensation expense of approximately $407,000 for 2024 and 452,000 for 2023. General and Administrative Expense for the three months ended June 30, 2024 and 2023 is approximately 359,000 and 465,000, respectively, which mainly includes a non-cash stock compensation expense of approximately $191,000 for 2024 and approximately $225,000 for 2023.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023, is approximately $1,144,000 (includes approximately $516,000 of interest expense and approximately $373,000 of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees, both related to the Greenhouse Loan), and approximately $652,000 (includes approximately $366,000 of interest expense related to the Greenhouse Loan), respectively. Interest expense for the six months ended June 30, 2024 and 2023 is approximately $2,159,000 (includes approximately $1,005,000 of interest expense and approximately $624,000 of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees, both related to the Greenhouse Loan), and approximately $1,189,000 (includes approximately $619,000 of interest expense related to the Greenhouse Loan), respectively. The Greenhouse loan is currently in default and is non-recourse to the Trust.

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

The Trust’s cash and cash equivalents and restricted cash totaled $2,935,628 as of June 30, 2024, a decrease of $1,169,256 from December 31, 2023. During the six months ended June 30, 2024, the decrease in cash was primarily due to the property carrying costs for the properties that are security for the Greenhouse Loan and paydown of the Greenhouse Loan.

The Trust’s current loan liabilities totaled approximately $16.4 million as of June 30, 2024. The current loan liabilities include approximately $15.7 million for the Greenhouse Loan which is in default and is non-recourse to the Trust.

Of the total amount of cash, approximately $2.5 million is non-restricted cash available for general corporate purposes and approximately $480,000 is restricted cash related to the Greenhouse Loan.

For the six months ended June 30, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, reduced revenue and increased property expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and the subject of litigation (see Note 6 – LONG-TERM DEBT). Power REIT continues to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. In addition, it is possible that the Greenhouse Loan will lead to distressed sales including possibly through foreclosures, which would have a negative impact on the Trust’s prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. The Trust is in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance. There can be no assurance that the Trust’s efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

Power REIT’s cash outlays at the parent company level consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs, and general and administrative expenses. The Trust’s cash outlays related to its various property-owning subsidiaries consist principally of principal and interest expense on debts property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent the Trust needs to raise additional capital to meet its obligations, there can be no assurance that financing on favorable terms will be available when needed. If Power REIT is unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

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

Sherman 6 Property:

Land	150,000
Improvements	1,844,320
Total real estate investment	1,994,320
Less accumulated depreciation	(253,922)
Less accumulated impairment charge	(1,020,398)
Net book value of property upon sale	720,000

Tamarack 14 Property:

Land	75,000
Improvements	2,187,700
Total real estate investment	2,262,700
Less accumulated depreciation	(27,163)
Less accumulated impairment charge	(1,843,673)
Net book value of property upon sale	391,864

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to a utility scale solar farm located in Salisbury, Massachusetts. for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the Municipal Debt and the PWSS Term Loan were paid off. The gain on sale recognized was approximately $181,000 and the net book value of land upon sale was approximately $1,006,000.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the six and three months ended June 30, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the six and three months ended June 30, 2023, the Trust wrote off a net amount of approximately $315,000 (which resulted in negative rental income for the three months ended June 30, 2023), in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. Total revenue from its leases recognized for the six months ended June 30, 2024 and 2023 is approximately $948,000 and $1,082,000, respectively. Total revenue from its leases recognized for the three months ended June 30, 2024 and 2023 is approximately $459,000 and $158,000, respectively.

Due to significant price compression in the wholesale cannabis market, many of the Trust’s cannabis related tenants are currently experiencing severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives with respect to the CEA portfolio and has listed some of the assets for sale and may list additional assets.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2024, Power REIT collected approximately 90% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 48% and 42% of consolidated revenue, respectively. Comparatively, during the six months ended June 30, 2023, Power REIT collected approximately 89% of its consolidated revenue from three properties. The tenants were Norfolk Southern Railway, Regulus Solar, LLC and NorthEast Kind Assets, LLC, which represent 42%, 37% and 10% of consolidated revenue, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of June 30, 2024 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets	Assets Held for Sale
2024 (Six months left)	$456,785	-
2025	811,802	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
Thereafter	5,155,262	-
Total	$8,908,396	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had approximately 9 years remaining. The Municipal Debt had a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of June 30, 2024 and December 31, 2023 is approximately $0 and $51,000, respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan had a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan was secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2024 and December 31, 2023 is approximately $0 and $456,000 (net of approximately $0 of capitalized debt costs), respectively. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of June 30, 2024 and December 31, 2023, the balance of the 2015 PWRS Loan was approximately $6,783,000 (net of unamortized debt costs of approximately $224,000) and $6,957,000 (net of unamortized debt costs of approximately $235,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of June 30, 2024 and December 31, 2023 is $14,306,000 (net of approximately $272,000 of capitalized debt costs) and $14,412,000 (net of approximately $276,000 of capitalized debt costs).

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into a debt facility with initial availability of $20 million (the “Greenhouse Loan”). The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. The Greenhouse Loan had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Greenhouse Loan was 5.52% with an additional default interest rate of 5.0% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Greenhouse Loan were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 an additional modification of the terms of the Greenhouse Loan was implemented which is summarized as follows:

-	The total commitment was reduced from $20 million to $16 million.
-	The interest rate was changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Greenhouse Loan will be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Greenhouse Loan will be required to pay the outstanding loan amount.
-	The maturity date of the Greenhouse Loan was changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Greenhouse Loan no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained in the amount of $1 million.
-	A $160,000 fee will be charged by the bank for the modification.

Debt issuance expenses of $0 have been capitalized during the three and six months ended June 30, 2024 and 2023, respectively. Amortization of approximately $0 and $25,900 has been recognized for the six months ended June 30, 2024 and 2023, respectively and $0 and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the six months ended June 30, 2024 and 2023. Amortization of approximately $0 and $13,000 has been recognized for the three months ended June 30, 2024 and 2023, respectively. The balance of the loan as of June 30, 2024 and December 31, 2023 is approximately $15,742,000 (net of approximately $0 of debt costs) and $14,358,000 (net of approximately $0 of debt costs). During the six months ended June 30, 2024 and 2023, the Trust recognized approximately $0 and $160,000, respectively of loan modification expense. During the three months ended June 30, 2024 and 2023, the Trust did not recognize any loan modification expense in connection with the modification During the six months ended June 30, 2024 and 2023, the Trust recognized approximately $624,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended June 30, 2024 and 2023, the Trust recognized approximately $373,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the six and three months ended June 30, 2024, approximately $2,182,000 of accrued loan expenses related to the Greenhouse Loan was reclassified from accrued expenses to current portion of long-term debt.

As of June 30, 2024, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $15,742,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties would result in a decrease in assets and potential income to Power REIT. On May 10, 2024, the Greenhouse Loan entered into an additional modification and forbearance agreement to allow more time for the repayment of the loan. There can be no assurance that the Trust’s efforts to sell, re-lease or recapitalize the assets which is security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The amount of principal payments remaining on Power REIT’s long-term debt as of June 30, 2024 including the modified repayment schedule for the Greenhouse Loan is as follows:

Total Debt

2024 (Six months remaining)	$16,211,049
2025	749,218
2026	791,212
2027	835,036
2028	880,909
Thereafter	17,913,996
Long term debt	$37,381,420

7 – IMPAIRMENT AND ASSET HELD FOR SALE

During the first and second quarter of 2024, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on challenging market conditions including updated listing broker and market feedback evaluated during the first and second quarter of 2024. Based on this, the Trust recorded a non-cash impairment charge of approximately $17.4 million during the three months ended June 30, 2024. No impairment charge was recorded during the three months ended June 30, 2023. During the six months ended June 30, 2024, the Trust recorded a non-cash impairment charge of approximately $18.0 million. No impairment charge was recorded during the six months ended June 30, 2023.

The bulk of the greenhouse portfolio is security for the Greenhouse Loan which is in default which may negatively impact the values received from marketing these assets for sale. Any further decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense is below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Assets Held for Sale	$13,988,427	$-	$14,537,984	$-
Long-Lived Assets	3,460,997	-	3,460,997	-
	$17,449,424	$-	$17,998,981	$-

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of June 30, 2024 since all criteria under ASC 360-10-45-9 were met. The prior period comparative balance sheet as of December 31, 2023 is recast to achieve comparability. The balance sheet as of December 31, 2023 also included the Salisbury and Sherman 6 properties which were sold during the first quarter of 2024 and therefore removed from the June 30, 2024 column. The assets and liabilities of assets held for sale were as follows:

	June 30, 2024	December 31, 2023

ASSETS
Land	1,609,673	2,815,730
Greenhouse cultivation and processing facilities, net of accumulated depreciation	16,171,777	31,532,816
Prepaid Expense	31,416	1,457
Deferred rent receivable	-	13,169
TOTAL ASSETS - Held for sale	17,812,866	34,363,172

LIABILITIES
Accounts payable	793,991	792,669
Tenant security deposits	895,492	895,492
Prepaid rent	-	30,000
Accrued expenses	602,242	501,767
Current portion of long-term debt, net of unamortized discount	-	462,411
Long-term debt, net of unamortized discount	-	44,712
TOTAL LIABILITIES - Held for sale	2,291,725	2,727,051

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of June 30, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002 which is subject to adjustment per the Plan.

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

The summary of stock-based compensation activity for the six months ended June 30, 2024, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2023	197,500	$13.44	-
Options Forfeited	-
Balance as of June 30, 2024	197,500	13.44	-

Options exercisable as of June 30, 2024	126,181	$13.44	-

The weighted average remaining term of the options is 8.04 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the six months ended June 30, 2024, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2023	13,415	18.50
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(6,194)	24.41
Balance as of June 30, 2024	7,221	13.44

Stock-based Compensation

During the six months ended June 30, 2024, the Trust recorded approximately $151,000 of non-cash expense related to restricted stock and approximately $256,000 of non-cash expense related to options granted compared to approximately $190,000 of non-cash expense related to restricted stock and approximately $263,000 of non-cash expense related to options granted for the six months ended June 30, 2023. During the three months ended June 30, 2024, the Trust recorded approximately $65,000 of non-cash expense related to restricted stock and approximately $125,000 of non-cash expense related to options granted compared to approximately $95,000 of non-cash expense related to restricted stock and approximately $131,000 of non-cash expense related to options granted for the six months ended June 30, 2023. As of June 30, 2024, there was approximately $97,000 of total unrecognized share-based compensation expense for restricted stock and approximately $561,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three and six months ended June 30, 2024, the Trust accrued a total of approximately $163,000 and $326,000, respectively of dividends to holders of Power REIT’s Series A Preferred Stock.

9 – RELATED PARTY TRANSACTIONS

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of June 30, 2024, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the three and six months ended June 30, 2024 and 2023 is $0 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the six and three months ended June 30, 2023, total payments to MILC for payroll is $84,793 and $34,337. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners (“HBP”), an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of June 30, 2024 and December 31, 2023, $1,102,500 and $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen with a corresponding reduction in lease payments to maintain the same overall yield.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with HBP, IntelliGen and the lease transactions with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

10 – SUBSEQUENT EVENTS

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000 which is included in the Liabilities held for sale on the Consolidated Balance Sheet as of June 30, 2024. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor.

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

We are structured as a holding company and own our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the six months ended June 30, 2024, the Trust accrued quarterly dividends of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to utility scale solar farms located in Salisbury, Massachusetts for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the Municipal Debt and the PWSS Term Loan were paid off.

Our wholly owned subsidiary, PW MillPro NE LLC, (“PW MillPro”), owns a 1,121,513 square foot greenhouse cultivation facility (the “MillPro Facility”) on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building (the “Housing Facility”) located in O’Neill, Nebraska (collectively the “Property”). Unfortunately, the market for tomatoes compressed and the original tenant was unable to meet its financial obligations and vacated the property. In February of 2024, PW MillPro entered into a 20-year triple-net lease with a tenant with an initial rent of $1 million per year after a 6-month deferred rent period along with a Letter of Intent to purchase the property for $9.2 million with a deadline of December 31, 2024. There can be no assurance that the tenant will fulfill its lease obligations or purchase the property and the tenant is currently in default on the lease.

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

The following table is a summary of the Trust’s properties as of June 30, 2024:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [2,4,6,7]	5.20	16,416	1,594,582
Tamarack 18[2,4,6]	2.11	12,996	1,075,000
Maverick 14[2,4,6,7]	5.54	26,940	1,908,400
Tamarack 7[2,4,6]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[2,5,6]			636,351
Tamarack 19[2,4,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [2,5,6]	4.31	21,548	2,061,542
Tamarack 13[2,4,6,7]	2.37	9,384	1,031,712
Tamarack 3[2,4,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[2,4,6]	4.00	38,440	1,872,340
Sherman 21 and 22 [2,4,6,7]	10.00	24,880	1,782,136
Maverick 5 - Jacksons Farms [2,5,6]	5.20	15,000	1,358,634
Tamarack 4 and 5[2,4,6,7]	4.41	27,988	2,239,870

Walsenburg, Colorado [2,4,6,7]	35.00	102,800	4,219,170
Desert Hot Springs, California[2,5,6,7]	0.85	37,000	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[2,4,6,7]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[2,4,5]	90.88	1,121,153	9,350,000

Greenhouse Total	248.99	2,111,731	$68,335,316
Total Portfolio (Real Estate Owned)			$86,668,864

Mortgage Loan			$850,000
Mortgage Loan[8]			1,095,000

Impairment			35,808,092
Depreciation and Amortization			7,245,887
Net Book Value Net of Impairment, Depreciation and Amortization			$45,559,885

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Security for the Greenhouse Loan

3 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

4Property is vacant

5Tenant is not current on rent/in default

6An impairment has been taken against this asset

7Asset held for sale

8Loan secured by a first mortgage (Ordway properties) sold on January 8, 2024 and is security for the Greenhouse Loan

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

Revenue during the three months ended June 30, 2024 and 2023 was $519,349 and $217,898, respectively. Revenue during the three months ended June 30, 2024, consisted of revenue from lease income from direct financing lease (railroad) of $228,750, total rental income of $229,779 consisting of $200,779 from Regulus (solar farm) and $29,000 from Colorado cannabis tenants and other income of $60,820 consisting of interest income. The $301,451 increase in total revenue was primarily related to the Trust writing off a net amount of $300,164 (which resulted in negative rental income for the three months ended June 30, 2023), in straight-line rent receivable against rental income based on its assessment of collecting all remaining contractual rent on the greenhouse property leases. Expenses for the three months ended June 30, 2024 compared to 2023 increased by $17,255,181 primarily due to an increase in non-cash impairment expense of $17,449,424 of property values and an increase in interest expense of $492,674 due to the default interest rate and late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees caused by the default of the Greenhouse Loan offset by a decrease in depreciation expense of $421,300 as many of the properties are considered held for sale and not depreciated, a decrease in property expense of $130,934, a decrease in general and administrative expense of $105,030, and a decrease in property taxes of $29,653. Net loss attributable to common shares during the three months ended June 30, 2024 and 2023 was $19,308,376 and $2,354,646, respectively. Net loss attributable to common shares increased by $16,953,730.

Six Months Ended June 30, 2024 and 2023

Revenue during the six months ended June 30, 2024 and 2023 was $1,053,961 and $1,222,630, respectively. Revenue during the six months ended June 30, 2024, consisted of revenue from lease income from direct financing lease (railroad) of $457,500, total rental income of $490,418 consisting of $401,558 from Regulus (solar farm) and $88,860 from Colorado and California cannabis tenants, and other income of $106,043 consisting of interest income. The decrease in total revenue was primarily related to a $133,889 decrease in rental income from the cannabis tenants due to defaulted leases related to the challenges within the cannabis industry and a decrease in other income of $34,780. Expenses for the six months ended June 30, 2024 compared to 2023 increased by $18,036,955 primarily due to an increase in non-cash impairment expense of $17,998,981 of property values and an increase in interest expense of $970,414 due to the default interest and late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees related to the Greenhouse loan, offset by a decrease in depreciation expense of $537,811 as many of the properties are considered held for sale and not depreciated, a decrease in property expense of $271,751, a decrease of $44,217 in property tax and a decrease in general and administrative expenses of $78,661. Other income/expense recognizes a decrease in gain on sale by $646,058 due to a smaller gain of on the disposal of two properties in January, 2024 and loan modification expense decreases by $160,000. Net loss attributable to common shares during the six months ended June 30, 2024 and 2023 was $21,548,581 and $2,856,899, respectively. Net loss attributable to common shares increased by $18,691,682.

For the six months ended June 30, 2024 and 2023, we accrued a cash dividend to our holders of Series A Preferred Stock of $326,414 and $326,414, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $2,935,628 as of June 30, 2024, a decrease of $1,169,256 from December 31, 2023. During the six months ended June 30, 2024, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan.

Our current loan liabilities totaled approximately $16.4 million as of June 30, 2024. The current loan liabilities include approximately $15.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is in default and is non-recourse to the Trust. We are not current on payment of property taxes for the greenhouse portfolio which are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $920,000. If the property tax remains delinquent, the greenhouse portfolio will be subject to foreclosure actions starting in 2025.

Of the total amount of cash, approximately $2.5 million is non-restricted cash available for general corporate purposes and $480,000 is restricted cash related to the Greenhouse Loan.

For the six months ended June 30, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, expected reduced revenue and increased property expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Since the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. If we cannot resolve matters with the lender, it may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

A reconciliation of our Core FFO to net income for the three and six months ended June 30, 2024, and 2023 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended June 30,		Six Months ending June 30,
	2024	2023	2024	2023
Revenue	$519,349	$217,898	$1,053,961	$1,222,630

Net Loss	$(19,145,169)	$(2,191,439)	$(21,222,167)	$(2,530,485)
Stock-Based Compensation	190,676	225,357	407,151	452,366
Interest Expense - Amortization of Debt Costs	7,819	21,476	15,696	42,951
Amortization of Intangible Lease Asset	56,872	56,872	113,744	113,744
Depreciation on Land Improvements	183,410	604,710	671,607	1,209,418
Impairment Expense	17,449,424	-	17,998,981	-
Gain on sale of property	-	-	(394,394)	(1,040,452)
Core FFO Available to Preferred and Common Stock	(1,256,968)	(1,283,024)	(2,409,382)	(1,752,458)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

Core FFO Available to Common Shares	$(1,420,175)	$(1,446,231)	$(2,735,796)	$(2,078,872)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661	3,389,661	3,389,661

Core FFO per Common Share	(0.42)	(0.43)	(0.81)	(0.61)

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2024 were effective.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2024, Power REIT collected approximately 90% of its consolidated revenue from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 48% and 42% of consolidated revenue, respectively. As we see additional properties, our revenue may be concentrated in a smaller number of investments.

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

Unfortunately, our tenants related to the greenhouse portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. Power REIT entered into a Greenhouse Loan with initial availability of $20 million that is non-recourse to Power REIT and has liens against the Power REIT greenhouse portfolio of properties. The balance of the loan as of June 30, 2024, is approximately $15,700,000 and is in default. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders may foreclose on the security pledged decreasing our ability to generate revenue and our ability to pay dividends. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of June 30, 2024, the balance of the 2015 PWRS Loan was approximately $6,783,000 (net of unamortized debt costs of approximately $224,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of June 30, 2024 is $14,306,000 (net of approximately $272,000 of capitalized debt costs).

We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of June 30, 2024, we had an accumulated deficit of $47.3 million and a net loss attributable to common shareholders of $21.5 million. As of December 31, 2023, we had an accumulated deficit of $25.8 million and a net loss attributable to common shareholders of $15 million. As of June 30, 2024, the Trust had approximately $2.9 million of cash and approximately $16.4 million of current loan liabilities. The current loan liabilities include approximately $15.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $2.5 million is non-restricted cash available for general corporate purposes and $480,000 is restricted cash related to the Greenhouse Loan.

For the six months ended June 30, 2024 and the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, expected reduced revenue and increased property maintenance expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and we continue to work with the bank to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the bank and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a significantly smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 6 – LONG-TERM DEBT). A forbearance agreement with the lender for the Greenhouse Loan was entered into effective May 10, 2024, which provides additional time to retire the loan. The expiration date of the forbearance agreement is September 30, 2024. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance. There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of June 30, 2024, we had outstanding debt in the principal amount of $37.4 million and $9.6 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the six months ended June 30, 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget contained in a lease amendment with NorthEast Kind Assets, LLC for the property located in Maine, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the lease was amended to restructure the timing of rent payments and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of June 30, 2024, $1,102,500 had been paid to IntelliGen for equipment supplied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: August 7, 2024

