Form 10-Q/A
period 2024-06-30
Power REIT
filed 2024-09-24
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Power REIT. (the “Trust”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 7, 2024 (the “Original Filing”). This Amendment is being filed for the purpose of correcting a certain error in the Consolidated Balance Sheet and Consolidated Statement of Changes in Shareholders’ Equity and a related change to the supplemental disclosure in the Consolidated Statements of Cash Flow. The Trust has concluded that the classification of its Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (the “Preferred Shares”), should properly be classified as Equity and historically it has been treated as Mezzanine Equity (in between Liabilities and Equity) on the Consolidated Balance Sheet. The Preferred Shares in question were initially classified as mezzanine equity based on an incorrect interpretation of the accounting guidance. However, upon further analysis, it is clear that the Preferred Shares meet the criteria for classification as equity under the applicable accounting standards.

The change in accounting treatment is non-cash in nature, and does not affect revenue, gross margin, net income or income per share or the presentation of its non-GAAP metrics, including Funds from Operations. The change did not result from a change in published accounting guidance during the relevant time period or override of controls or misconduct, nor has the Audit Committee or Board of Trustees been informed of any issues related to an override of controls or misconduct.

The only changes to the financial Statements contained in the original Form 10-Q are:

-	Reclassification of the Preferred Shares on the Consolidated Balance Sheet to Equity
-	Elimination of the accrual of undeclared dividends for the Preferred Shares consistent with treatment of the Preferred Shares as Equity (previously accrued as an increase to the carrying value of the Preferred Shares on the Balance Sheet)
-	An Updated Consolidated Statement of Changes in Shareholders Equity to include the Preferred Shares
-	Removal of dividends from the supplemental disclosure contained in the Consolidated Statement of Cash Flows

In addition, the Trust determined that that the reclassification of historical accounting treatment of the Preferred Shares represents a Material Weakness in our process and controls and that we had ineffective Disclosure Control and Procedures related thereto (See Item 4).

This Amendment speaks as of the filing date of the Original Filing and does not reflect any subsequent information or events. Except as noted above, no information included in the Original Filing has been modified or updated in any way.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment does not contain exhibits to the Original Form 10-Q that are unaffected by the changes to the classification of the Preferred Shares. This Amendment continues to describe the conditions as of the date of the Original Form 10-Q and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024 (as restated, see note 2.A)	December 31, 2023 (as corrected, see note 2.A)
ASSETS
Land	$5,536,596	$5,604,097
Greenhouse cultivation and processing facilities, net of accumulated depreciation	8,756,162	12,901,450
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	23,442,758	27,655,547

Cash and cash equivalents	2,455,133	2,202,632
Restricted cash	480,495	1,902,252
Prepaid expenses and deposits	707,298	223,250
Intangible lease asset, net of accumulated amortization	2,390,677	2,504,421
Deferred rent receivable	493,396	438,994
Mortgage loan receivables	1,945,000	850,000
Assets held for sale	17,812,866	34,363,172
Other assets	61,864	69,972
TOTAL ASSETS	$49,789,487	$70,210,240

LIABILITIES AND EQUITY
Accounts payable	$88,318	$58,773
Accrued expenses	389,487	770,472
Tenant security deposits	96,724	96,724
Prepaid rent	-	3,000
Other liabilities	137,375	57,675
Liabilities held for sale	2,291,725	2,727,051
Current portion of long-term debt, net of unamortized discount	16,446,914	15,043,632
Long-term debt, net of unamortized discount	20,383,916	20,682,869
TOTAL LIABILITIES	39,834,459	39,440,196

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of June 30, 2024 and December 31, 2023)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	3,389	3,389
Additional paid-in capital	47,661,776	47,254,625
Accumulated deficit	(46,200,089)	(24,977,922)
Total Equity	9,955,028	30,770,044

TOTAL LIABILITIES AND EQUITY	$49,789,487	$70,210,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	229,779	(70,385)	490,418	624,307
Other income	60,820	59,533	106,043	140,823
TOTAL REVENUE	519,349	217,898	1,053,961	1,222,630

EXPENSES
Amortization of intangible assets	56,872	56,872	113,744	113,744
General and administrative	359,474	464,504	813,127	891,788
Property expenses	378,850	509,784	763,745	1,035,496
Property taxes	92,284	121,937	149,952	194,169
Depreciation expense	183,410	604,710	671,607	1,209,418
Impairment expense	17,449,424	-	17,998,981	-
Interest expense	1,144,204	651,530	2,159,366	1,188,952
TOTAL EXPENSES	19,664,518	2,409,337	22,670,522	4,633,567

OTHER INCOME (EXPENSE)
Gain on sale of properties	-	-	394,394	1,040,452
Loan modification expense	-	-	-	(160,000)
TOTAL OTHER INCOME (EXPENSE)	-	-	394,394	880,452

NET LOSS	(19,145,169)	(2,191,439)	(21,222,167)	(2,530,485)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,308,376)	$(2,354,646)	$(21,548,581)	$(2,856,899)

Loss Per Common Share:
Basic	$(5.70)	$(0.69)	$(6.36)	$(0.84)
Diluted	(5.70)	(0.69)	(6.36)	(0.84)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661	3,389,661	3,389,661
Diluted	3,389,661	3,389,661	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48	0.97	0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and June 30, 2023

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(2,076,998)	(2,076,998)
Stock-Based Compensation	-	-	-	-	216,475	-	216,475
Balance at March 31, 2024 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,471,100	$(27,054,920)	$28,909,521
Net Loss	-	-	-	-	-	(19,145,169)	(19,145,169)
Stock-Based Compensation	-	-	-	-	190,676	-	190,676
Balance at June 30, 2024 (as restated, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,661,776	$(46,200,089)	$9,955,028

Balance at December 31, 2022 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,369,311	$(10,612,409)	$44,250,243
Net Loss	-	-	-	-	-	(339,046)	(339,046)
Stock-Based Compensation	-	-	-	-	227,009	-	227,009
Balance at March 31, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,596,320	$(10,951,455)	$44,138,206
Net Loss	-	-	-	-	-	(2,191,439)	(2,191,439)
Stock-Based Compensation	-	-	-	-	225,357	-	225,357
Balance at June 30, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,821,677	$(13,142,894)	$42,172,124

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

During the six months ended June 30, 2024, the Trust did not declare quarterly dividends of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

2.A – Restatement of Previously Filed Financial Statements

Restatement of Previously Filed Financial Statements

As previously disclosed on Form 8-K filed on September 3, 2024, the Trust received a letter from the NYSE American regarding a lack of compliance with listing requirements. Specifically, since the Trust had incurred losses in two out of the last three years, it is required to have total equity of greater than $2 million. As part of evaluating a plan to comply with the NYSE American listing requirements, the Trust embarked on analysis of the accounting treatment for its Preferred Shares which historically were classified as Mezzanine Equity. Based on its review, the Trust determined that the Preferred Shares should be treated as Equity. The Trust retained a qualified third-party consultant to assist with its analysis of the accounting treatment for the Preferred Shares. Ultimately, the Trust concluded that it has incorrectly classified the Preferred Shares on its balance sheet and that they should be treated as Equity (not mezzanine equity) and the financial statements should be re-stated accordingly. The restatement increases the Trust’s Total Equity on its consolidated Balance Sheet to approximately $10 million which is above the threshold required for NYSE American compliance as of June 30, 2024.

The Trust believe that the restatement is not material from a quantitative perspective, and it does not believe that the restatement is material from a qualitative standpoint other than for the second quarter of 2024 as a result of the non-compliance with the NYSE listing requirements. Accordingly, the Trust believes it is appropriate to file an amended 10-Q for the quarter ended June 30, 2024. Management concluded that for the rest of the periods, the error was qualitatively and quantitatively immaterial and corrected within this 10-Q/A.

The only changes to the financial Statements contained in the original Form 10-Q are:

-	Reclassification of the Preferred Shares on the Consolidated Balance Sheet to Equity
-	Elimination of the accrual of undeclared dividends for the Preferred Shares consistent with treatment of the Preferred Shares as Equity (previously accrued as an increase to the carrying value of the Preferred Shares on the Balance Sheet)
-	An Updated Consolidated Statement of Changes in Shareholders Equity to include the Preferred Shares
-	Removal of dividends from the supplemental disclosure contained in the Consolidated Statement of Cash Flows

The following tables present the effect of the restatement on the Company’s previously reported Condensed Consolidated Balance Sheet as of June 30, 2024 and the effect of the revision on the Condensed Consolidated Balance Sheet as of December 31, 2023. The amounts as previously reported were derived from the Company’s Original Form 10-Q.

	June 30, 2024	Adjustment	June 30, 2024
	As reported		As restated

Condensed Balance Sheets
TOTAL ASSETS	$49,789,487		$49,789,487

LIABILITIES AND EQUITY
TOTAL LIABILITIES	39,834,459		$39,834,459

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	9,632,402	(9,632,402)	$-

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,661,776		47,661,776
Accumulated deficit	(47,342,539)	1,142,450	(46,200,089)
Total Equity	322,626		9,955,028
TOTAL LIABILITIES AND EQUITY	$49,789,487		$49,789,487

	December 31, 2023	Adjustment	December 31, 2023
	As reported		As corrected

Condensed Balance Sheets
TOTAL ASSETS	$70,210,240		$70,210,240

LIABILITIES AND EQUITY
TOTAL LIABILITIES	39,440,196		$39,440,196

Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	9,305,988	(9,305,988)	$-

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,254,625		47,254,625
Accumulated deficit	(25,793,958)	816,036	(24,977,922)
Total Equity	21,464,056		30,770,044
TOTAL LIABILITIES AND EQUITY	$70,210,240		$70,210,240

The following tables present the effect of the revision on the Company’s previously reported Condensed Changes in Shareholder’s Equity as of December 31, 2022, March 31, 2023, June 30, 2023 and March 31, 2024. The amounts as previously reported were derived from the Company’s Original Form 10-Q.

	December 31, 2022	Adjustment	December 31, 2022
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,369,311		46,369,311
Accumulated deficit	(10,775,616)	163,207	(10,612,409)
Total Equity	35,597,084		44,250,243

	March 31, 2023	Adjustment	March 31, 2023
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,596,320		46,596,320
Accumulated deficit	(11,277,869)	326,414	(10,951,455)
Total Equity	35,321,840		44,138,206

	June 30, 2023	Adjustment	June 30, 2023
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,821,677		46,821,677
Accumulated deficit	(13,632,515)	489,621	(13,142,894)
Total Equity	33,192,551		42,172,124

	March 31, 2024	Adjustment	March 31, 2024
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,471,100		47,471,100
Accumulated deficit	(28,034,163)	979,243	(27,054,920)
Total Equity	19,440,326		28,909,521

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

Preferred Stock

The Trust is filing this Form 10-Q/A to amend the classification of the Preferred Stock from mezzanine equity to equity on its Consolidated Balance Sheet. As part of this reclassification, the Trust also eliminated the accrual of dividends consistent with treatment of the Preferred Stock as Equity. The Consolidated Statement of Changes in Shareholders’ Equity also now includes the Preferred Stock consistent with its treatment as Equity. During the three and six months ended June 30, 2024, the Trust did not declare a total of approximately $163,000 and $326,000, respectively of dividends to holders of Power REIT’s Series A Preferred Stock. As of June 30, 2024, the total amount of undeclared dividends related to the Series A Preferred Stock is $1,142,450.

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

During the six months ended June 30, 2024, the Trust did not declare quarterly dividends of approximately $326,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that the historical treatment of our Preferred Shares and the requirement for the restatement thereof, represents a Material Weakness in our procedures and internal controls over financial reporting and that we had ineffective Disclosure Control and Procedures related thereto. This Material Weakness relates to the accounting treatment of complex transactions. As part of the Trust’s process related to the treatment of the Preferred Shares, it retained a third-party consultant that specializes in accounting treatment and SEC reporting. The original Form 10-Q did not contain any Material Weakness or a reference to ineffective Disclosure Control and Procedures.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2024, other than the material weakness identified above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls relating to accounting for complex transactions.  Specifically, Preferred Shares were historically classified as mezzanine equity instead of being classified as equity.

While we have hired outside consultants to aid in our accounting for complex transactions and plan to take remedial action to address the material weakness in our internal controls, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operate effectively. Although management believes that the material weakness in our internal controls will be remediated, there can be no assurance that the deficiencies will be remediated in the near future or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in our internal controls in the future.

As a result of our failure to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Our failure to maintain an effective system of internal controls, and any failure by us to implement required new or improved internal controls or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Our failure to maintain effective internal controls over financial reporting, may result in us not being able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common stock.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A for the quarter ended June 30, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: September 24, 2024

