Form 10-Q
period 2024-09-30
Power REIT
filed 2024-10-31
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

3,389,661 common shares, $0.001 par value, outstanding at October 28, 2024.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023 (as corrected, see note 2A)
ASSETS
Land	$4,470,000	$4,470,000
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	13,620,000	13,620,000

Cash and cash equivalents	2,232,240	2,202,632
Restricted cash	163,402	1,902,252
Prepaid expenses and deposits	336,949	210,686
Intangible lease asset, net of accumulated amortization	2,333,805	2,504,421
Deferred rent receivable	331,854	438,994
Mortgage loan receivables	1,900,000	850,000
Assets held for sale	27,520,099	48,481,255
TOTAL ASSETS	$48,438,349	$70,210,240

LIABILITIES AND EQUITY
Accounts payable	$16,252	$3,647
Accrued expenses	105,814	490,711
Liabilities held for sale	1,508,210	3,219,337
Current portion of long-term debt, net of unamortized discount	16,992,706	15,043,632
Long-term debt, net of unamortized discount	20,042,142	20,682,869
TOTAL LIABILITIES	38,665,124	39,440,196

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of September 30, 2024 and December 31, 2023)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	3,389	3,389
Additional paid-in capital	47,804,988	47,254,625
Accumulated deficit	(46,525,104)	(24,977,922)
Total Equity	9,773,225	30,770,044

TOTAL LIABILITIES AND EQUITY	$48,438,349	$70,210,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	353,504	233,152	843,922	857,459
Rental income – related parties	785,000	-	785,000	-
Other income	58,858	26,629	164,901	140,850
TOTAL REVENUE	1,426,112	488,531	2,480,073	1,684,559

EXPENSES
Amortization of intangible assets	56,872	56,872	170,616	170,616
General and administrative	338,008	439,046	1,151,135	1,330,834
Property expenses	398,044	405,886	1,161,789	1,441,382
Property taxes	95,457	141,495	245,409	335,664
Depreciation expense	145,587	565,742	817,194	1,775,160
Impairment expense	195,403	8,235,136	18,194,384	8,235,136
Interest expense	872,460	667,090	3,031,826	1,856,042
TOTAL EXPENSES	2,101,831	10,511,267	24,772,353	15,144,834

OTHER INCOME (EXPENSE)
Gain on sale of properties	-	-	394,394	1,040,452
Loan modification expense	-	-	-	(160,000)
Forgiveness of accounts payable	350,704	-	350,704	26,602
TOTAL OTHER INCOME (EXPENSE)	350,704	-	745,098	907,054

NET LOSS	(325,015)	(10,022,736)	(21,547,182)	(12,553,221)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(488,222)	$(10,185,943)	$(22,036,803)	$(13,042,842)

Loss Per Common Share:
Basic	$(0.14)	$(3.01)	$(6.50)	$(3.85)
Diluted	(0.14)	(3.01)	(6.50)	(3.85)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661	3,389,661	3,389,661
Diluted	3,389,661	3,389,661	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Accumulated undeclared dividend per Series A Preferred Share:	0.48	0.48	1.45	1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and September 30, 2023

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(2,076,998)	(2,076,998)
Stock-Based Compensation	-	-	-	-	216,475	-	216,475
Balance at March 31, 2024 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,471,100	$(27,054,920)	$28,909,521
Net Loss	-	-	-	-	-	(19,145,169)	(19,145,169)
Stock-Based Compensation	-	-	-	-	190,676	-	190,676
Balance at June 30, 2024 (as restated, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$47,661,776	$(46,200,089)	$9,955,028
Net Loss	-	-	-	-	-	(325,015)	(325,015)
Stock-Based Compensation	-	-	-	-	143,212	-	143,212
Balance at September 30, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,804,988	$(46,525,104)	$9,773,225

Balance at December 31, 2022 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,369,311	$(10,612,409)	$44,250,243
Net Loss	-	-	-	-	-	(339,046)	(339,046)
Stock-Based Compensation	-	-	-	-	227,009	-	227,009
Balance at March 31, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,596,320	$(10,951,455)	$44,138,206
Net Loss	-	-	-	-	-	(2,191,439)	(2,191,439)
Stock-Based Compensation	-	-	-	-	225,357	-	225,357
Balance at June 30, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	$3,389	$46,821,677	$(13,142,894)	$42,172,124
Net Loss	-	-	-	-	-	$(10,022,736)	(10,022,736)
Stock-Based Compensation	-	-	-	-	$216,474	-	216,474
Balance at September 30, 2023 (as corrected, see note 2.A)	336,944	$8,489,952	3,389,661	3,389	$47,038,151	$(23,165,630)	$32,365,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(21,547,182)	$(12,553,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	170,616	170,616
Amortization of debt costs	23,542	63,746
Loan modification expense	-	160,000
Stock-based compensation	550,363	668,840
Impairment expense	18,194,384	8,235,136
Depreciation	817,194	1,775,160
Gain on sale of properties	(394,394)	(1,040,452)

Changes in operating assets and liabilities
Accounts receivable	-	62,198
Deferred rent receivable	107,140	427,901
Prepaid expenses and deposits	(307,259)	(43,257)
Other assets	-	(1,373)
Accounts payable	(479,322)	(505,395)
Tenant security deposits	(924,724)	300,000
Accrued expenses	2,717,203	311,041
Prepaid rent	(33,000)	(37,161)
Net cash used in operating activities	(1,105,439)	(2,006,221)

Investing activities
Cash received for sale of properties	715,642	2,409,178
Cash received for mortgage loan receivables	200,000	-
Cash paid for purchase of equipment	-	(15,000)
Net cash provided by investing activities	915,642	2,394,178

Financing Activities
Principal payment on long-term debt	(1,519,445)	(630,139)
Net cash used in financing activities	(1,519,445)	(630,139)

Net decrease in cash and cash equivalents and restricted cash	(1,709,242)	(242,182)

Cash and cash equivalents and restricted cash, beginning of period	$4,104,884	$3,847,871

Cash and cash equivalents and restricted cash, end of period	$2,395,642	$3,605,689

Supplemental disclosure of cash flow information:
Interest paid	$751,462	$1,737,442
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	-	46,023
Financed equipment purchase	-	57,675
Mortgage loan receivables entered into in connection with sale of properties	1,250,000	-
Accrued interest transferred to loan	2,801,247	-

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2024 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with a generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction Controlled Environment Agriculture (“CEA”) properties in the form of greenhouses.

During the nine months ended September 30, 2024, the Trust did not declare quarterly dividends of approximately $490,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2023, the last tax return completed to date, the Trust has a net operating loss of $30.8 million, which may reduce or eliminate this requirement.

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

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$2,232,240	$2,202,632
Restricted cash	163,402	1,902,252
Cash and cash equivalents and restricted cash	$2,395,642	$4,104,884

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

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain immaterial prior year amounts have been reclassified for consistency with the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of September 30, 2024 and September 30, 2023, the total number of common stock equivalents was 192,778 and 197,500 and composed of stock options.

The following table sets forth the computation of basic and diluted loss per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:

Net loss	$(325,015)	$(10,022,736)	$(21,547,182)	$(12,553,221)
Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)
Numerator for basic and diluted EPS - loss available to common shareholders	$(488,222)	$(10,185,943)	$(22,036,803)	$(13,042,842)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661	3,389,661	3,389,661

Basic and diluted loss per common share	$(0.14)	$(3.01)	$(6.50)	$(3.85)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the nine months ended September 30, 2024 and 2023, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in the Trust’s portfolio, broker opinions of value, and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses and 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years. For the three months ended September 30, 2024 and 2023, approximately $146,000 and $566,000 of depreciation expense was recorded, respectively. For the nine months ended September 30, 2024 and 2023, approximately $817,000 and $1,775,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of September 30, 2024 and December 31, 2023, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of the Trust’s assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable, income or cost approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the first quarter 2024, an impairment charge was expensed in the amount of approximately $550,000; during the second quarter, 2024, an impairment charge was expensed in the amount of approximately $17,449,000 and during the third quarter 2024, an impairment charge was expensed in the amount of approximately $195,000. Therefore, the total impairment charge expense for the nine months ended September 30, 2024 is approximately $18,194,000 for assets all considered held for sale as of September 30, 2024. There was no impairment charge during the first and second quarter 2023. During the third quarter 2023, an impairment charge was recognized in the amount of approximately $8,235,000, totaling approximately $8,235,000 of impairment expense for the nine months ended September 30, 2023 for assets considered held for sale and held for use.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three and nine months ended September 30, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the three months ended September 30, 2023, the Trust did not write off any straight-line receivable against rental income but during the nine months ended September 30, 2023, the Trust wrote off a net amount of approximately $315,000 in straight-line rent receivable against rental income. This was based on its assessment of collecting all remaining contractual rent on greenhouse property leases. These tenants’ rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease) During the quarter ended September 30, 2024, the Trust recognized $924,724 of rental income for non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Straight-Line Rent	$200,780	$223,152	$602,338	$706,617
Cash Basis Rent	13,000	10,000	101,860	150,842
Security Deposit Recognized as Rental Income	924,724	-	924,724	-
	$1,138,504	$233,152	$1,628,922	$857,459

Deferred rent receivable as of September 30, 2024 and December 31, 2023 is approximately $332,000 and $452,000, respectively.

Prepaid rent liability as of September 30, 2024 and December 31, 2023 is approximately $0 and $33,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the nine months ended September 30, 2024 and 2023, approximately $171,000 of the intangibles was amortized. For each of the three months ended September 30, 2024 and 2023, approximately $57,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three and nine months ended September 30, 2024 and 2023.

The following table provides a summary of the Intangible Assets:

	For the Nine Months Ended September 30, 2024
	Cost	Accumulated Amortization	Accumulated Amortization	Net Book Value
		Through 12/31/23	2024

Asset Intangibles - PWRS	$4,713,548	$2,209,127	$170,616	$2,333,805

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2024 (three months remaining)	$56,872
2025	$227,488
2026	$227,488
2027	$227,488
2028	$227,488
Thereafter	$1,366,981
Total	$2,333,805

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. There are no financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectivity and deemed no allowance is needed as of September 30, 2024. The Note is owned by a subsidiary which has guaranteed the Greenhouse Loan which is in default and non-recourse to the Trust.

On January 6, 2024, PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $75,000 for the first month, $40,000 for the second and third months, $45,000 for the fourth month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. PW MF assessed the collectivity and deemed no allowance is needed as of September 30, 2024. The note is security for the Greenhouse Loan which is in default and non-recourse to the Trust.

Other Income

Other income included in Total Revenue for the three months ended September 30, 2024 and 2023 is approximately $59,000 which is mainly interest income of approximately $55,800 and $27,000 which is interest income, respectively. Other income included in Total Revenue for the nine months ended September 30, 2024 and 2023 is approximately $165,000 which is interest income, and approximately $141,000 which mainly consists of approximately $73,000 settlement of property tax payable with sale of one property and $59,000 interest income, respectively.

Forgiveness of Accounts Payable

Forgiveness of accounts payable for the three months ended September 30, 2024 and 2023 is approximately $351,000 and $0. Forgiveness of accounts payable for the nine months ended September 30, 2024 and 2023 is approximately $351,000 and $27,000. These amounts in 2024 are related to discounts obtained as part of written settlement agreements associated with litigations that were filed against subsidiaries of the Trust.

General and Administrative Expenses

General and Administrative Expense for the three months ended September 30, 2024 and 2023 is approximately $338,000 and $439,000, respectively, which mainly includes a non-cash stock compensation expense of approximately $143,000 for 2024 and approximately $216,000 for 2023. General and Administrative Expense for the nine months ended September 30, 2024 and 2023 is approximately $1,151,000 and $1,331,000, respectively, which mainly includes a non-cash stock compensation expense of approximately $550,000  for 2024 and 669,000 for 2023.

Interest Expense

Interest expense for the three months ended September 30, 2024 was approximately $172,000, $81,000 and $619,000 related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan, respectively, compared to approximately $175,000, $86,000 and $399,000, respectively, for the three months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 was approximately $518,000, $249,000 and $2,248,000 related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan, respectively, compared to approximately $526,000, $264,000 and $1,044,000, related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan respectively, for the nine months ended September 30, 2023. The Greenhouse Loan is currently in default and is non-recourse to the Trust.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Trust is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Trust’s financial statements.

2.A – Restatement of Previously Filed Financial Statements

Restatement of Previously Filed Financial Statements

As previously disclosed on Form 8-K filed on September 3, 2024, the Trust received a letter from the NYSE American regarding a lack of compliance with listing requirements (the “Deficiency Letter”). Specifically, since the Trust had incurred losses in two out of the last three years, it is required to have total equity of greater than $2 million. As part of evaluating a plan to comply with the NYSE American listing requirements, the Trust embarked on analysis of the accounting treatment for its Preferred Shares which historically were classified as Mezzanine Equity. Based on its review, the Trust determined that the Preferred Shares should be treated as Equity. The Trust retained a qualified third-party consultant to assist with its analysis of the accounting treatment for the Preferred Shares. Ultimately, the Trust concluded that it had incorrectly classified the Preferred Shares on its balance sheet and that they should be treated as Equity (not mezzanine equity) and the financial statements should be re-stated accordingly.

While the Trust believes that the restatement may be material from a quantitative perspective, it does not believe that the restatement is material from a qualitative standpoint other than for the second quarter of 2024 as a result of the non-compliance with the NYSE listing requirements. Accordingly, the Trust believes it is appropriate to file an amended 10-Q for the quarter ended June 30, 2024 on Form 10-Q/A which was filed with the SEC on September 24, 2024 (the 10-Q/A). Management concluded that for the rest of the prior periods, the error was immaterial and corrected within the 10-Q/A.

The only changes to the financial Statements contained in the original Form 10-Q and the 10-Q/A for the quarter ended June 30, 2024 are:

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

The following table presents the effect of the revision on the Condensed Consolidated Balance Sheet as of December 31, 2023.

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

The following tables present the effect of the revision on the Trust’s previously reported Condensed Changes in Shareholder’s Equity as of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and March 31, 2024. The following tables also present the effect of the restatement on the Trust’s previously reported Condensed Changes in Shareholder’s Equity as of June 30, 2024.

	December 31, 2022	Adjustment	December 31, 2022
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,369,311		46,369,311
Accumulated deficit	(10,775,616)	163,207	(10,612,409)
Total Equity	35,597,084		44,250,243

	March 31, 2023	Adjustment	March 31, 2023
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,596,320		46,596,320
Accumulated deficit	(11,277,869)	326,414	(10,951,455)
Total Equity	35,321,840		44,138,206

	June 30, 2023	Adjustment	June 30, 2023
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	46,821,677		46,821,677
Accumulated deficit	(13,632,515)	489,621	(13,142,894)
Total Equity	33,192,551		42,172,124

	September 30, 2023	Adjustment	September 30, 2023
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,038,151		47,038,151
Accumulated deficit	(23,818,458)	652,828	(23,165,630)
Total Equity	23,223,082		32,365,862

	March 31, 2024	Adjustment	March 31, 2024
	As reported		As corrected
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,471,100		47,471,100
Accumulated deficit	(28,034,163)	979,243	(27,054,920)
Total Equity	19,440,326		28,909,521

Condensed Balance Sheets
	June 30, 2024	Adjustment	June 30, 2024
	As reported		As restated
Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock	-	8,489,952	8,489,952
Common Shares	3,389		3,389
Additional paid-in capital	47,661,776		47,661,776
Accumulated deficit	(47,342,539)	1,142,450	(46,200,089)
Total Equity	322,626		9,955,028

The restatement contained in the 10-Q/A increased the Trust’s Total Equity on its consolidated Balance Sheet to approximately $10 million which is above the threshold required for NYSE American compliance as of June 30, 2024. On September 26, 2024, the Trust filed a Form 8-K with the SEC and issued a Press Release indicating that it received a notice from the NYSE American LLC rescinding the Deficiency Letter based on having total equity in excess of the applicable $2 million requirement. As of September 30, 2024, the Trusts Total Equity is approximately $9.77 million which is above the applicable requirement. There can be no assurance that the Trust will continue to comply with the NYSE American listing requirements in the future.

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

The Trust’s cash and cash equivalents and restricted cash totaled $2,395,642 as of September 30, 2024, a decrease of $1,709,242 from December 31, 2023. During the nine months ended September 30, 2024, the decrease in cash was primarily due to the property carrying costs for the properties that are security for the Greenhouse Loan and paydown of the Greenhouse Loan.

The Trust’s current loan liabilities totaled approximately $17.0 million as of September 30, 2024. The current loan liabilities include approximately $16.3 million for the Greenhouse Loan which is in default and is non-recourse to the Trust.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and approximately $163,000 is restricted cash related to the Greenhouse Loan.

For the nine months ended September 30, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, reduced revenue and increased property expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and the subject of litigation (see Note 6 – LONG-TERM DEBT). Power REIT continues to try to work with the lender to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. In addition, it is possible that the Greenhouse Loan will lead to distressed sales including possibly through foreclosures, which would have a negative impact on the Trust’s prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, PW CanRE Holdings (defined below) entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025.  PW CanRE Holdings is in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance again if the loan is not retired in a timely fashion. There can be no assurance that the efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three and nine months ended September 30, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the three months ended September 30, 2023, the Trust did not write off any straight-line rent receivable against rental income but during the nine months ended September 30, 2023, the Trust wrote off a net amount of approximately $315,000, in straight-line rent receivable against rental income based on its current assessment of collecting all remaining contractual rent on the greenhouse property leases. Total revenue from its leases recognized for the three months ended September 30, 2024 and 2023 is approximately $1,367,000 (which includes recognition of approximately $925,000 of rental income for non-refundable security deposits related to defaulted leases) and $462,000, respectively. Total revenue from its leases recognized for the nine months ended September 30, 2024 and 2023 is approximately $2,315,000 (which includes recognition of approximately $925,000 of rental income for non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured) and $1,544,000, respectively.

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

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2024, Power REIT collected approximately 92% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 49% and 43% of consolidated revenue, respectively. The concentration percentages do not include the income from the recognition of security deposits related to defaulted leases. Comparatively, during the nine months ended September 30, 2023, Power REIT collected approximately 83% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC, which represent 44%, and 39% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of September 30, 2024 for assets held for use and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets Held for Use	Assets Held for Sale
2024 (three months left)	$94,464	-
2025	811,802	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
Thereafter	5,155,262	-
Total	$8,546,075	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had approximately 9 years remaining. The Municipal Debt had a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of September 30, 2024 and December 31, 2023 is approximately $0 and $51,000, respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan had a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan was secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2024 and December 31, 2023 is approximately $0 and $456,000 (net of approximately $0 of capitalized debt costs), respectively. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of September 30, 2024 and December 31, 2023, the balance of the 2015 PWRS Loan was approximately $6,506,000 (net of unamortized debt costs of approximately $219,000) and $6,957,000 (net of unamortized debt costs of approximately $235,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds is deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The balance of the loan as of September 30, 2024 and December 31, 2023 is $14,253,000 (net of approximately $269,000 of capitalized debt costs) and $14,412,000 (net of approximately $276,000 of capitalized debt costs).

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

Debt issuance expenses of $0 have been capitalized during the three and nine months ended September 30, 2024 and 2023, respectively. Amortization of approximately $0 and $38,800 has been recognized for the nine months ended September 30, 2024 and 2023, respectively and $0 and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the nine months ended September 30, 2024 and 2023. Amortization of approximately $0 and $13,000 has been recognized for the three months ended September 30, 2024 and 2023, respectively. The balance of the loan as of September 30, 2024 and December 31, 2023 is approximately $16,276,000 (net of approximately $0 of debt costs) and $14,358,000 (net of approximately $0 of debt costs). During the nine months ended September 30, 2024 and 2023, the Trust recognized $0 and $160,000, respectively of loan modification expense. During the three months ended September 30, 2024 and 2023, the Trust did not recognize any loan modification expense in connection with the modification. During the nine months ended September 30, 2024 and 2023, the Trust recognized approximately $739,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended September 30, 2024 and 2023, the Trust recognized approximately $116,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the nine and three months ended September 30, 2024, approximately $2,801,000 of accrued loan expenses related to the Greenhouse Loan was reclassified from accrued expenses to current portion of long-term debt.

As of September 30, 2024, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $16,276,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties would result in a decrease in assets and potential income to Power REIT. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the Trust entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance again if the loan is not retired in a timely fashion.  There can be no assurance that the efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The amount of principal payments remaining on Power REIT’s long-term debt as of September 30, 2024 including the modified repayment schedule for the Greenhouse Loan is as follows:

Total Debt

2024 (Three months remaining)	$16,351,974
2025	749,218
2026	791,212
2027	835,036
2028	880,909
Thereafter	17,913,996
Long term debt	$37,522,345

7 – IMPAIRMENT AND ASSET HELD FOR SALE

During the first, second and third quarter of 2024, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on challenging market conditions including updated listing broker and market feedback evaluated during the first, second and third quarter of 2024. During the third quarter of 2024, subsidiaries of the Trust listed additional properties for sale. Based on this, during the three months ended September 30, 2024, the Trust recorded a non-cash impairment charge of approximately $195,000 related to the brokerage listing fees that would be incurred upon a sale.  The Trust incurred a non-cash impairment charge of approximately $8.2 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Trust recorded a non-cash impairment charge of approximately $18.2 million and $8.2 million, respectively.

The bulk of the greenhouse portfolio is security for the Greenhouse Loan which is in default which may negatively impact the values received from marketing these assets for sale. Any further decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense is below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Assets Held for Sale	$195,403	$4,031,282	$14,733,387	$4,031,282
Long-Lived Assets	-	4,203,854	3,460,997	4,203,854
	$195,403	$8,235,136	$18,194,384	$8,235,136

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of September 30, 2024 since all criteria under ASC 360-10-45-9 were met. The prior period comparative balance sheet as of December 31, 2023 is recast to achieve comparability. The balance sheet as of December 31, 2023 also included the Salisbury and Sherman 6 properties which were sold during the first quarter of 2024 and therefore removed from the September 30, 2024 column. The assets and liabilities of assets held for sale were as follows:

	September 30, 2024	December 31, 2023

ASSETS
Land	2,676,269	3,949,827
Greenhouse cultivation and processing facilities, net of accumulated depreciation	24,591,372	44,434,266
Prepaid Expense	181,734	14,021
Deferred rent receivable	-	13,169
Other assets	70,724	69,972
TOTAL ASSETS - Held for sale	27,520,099	48,481,255

LIABILITIES
Accounts payable	355,868	847,795
Tenant security deposits	67,492	992,216
Prepaid rent	-	33,000
Accrued expenses	1,027,175	781,528
Other liabilities	57,675	57,675
Current portion of long-term debt, net of unamortized discount	-	462,411
Long-term debt, net of unamortized discount	-	44,712
TOTAL LIABILITIES - Held for sale	1,508,210	3,219,337

Other Liabilities

Other liabilities as of September 30, 2024 and December 31, 2023 is approximately $58,000, which includes the finance loan agreement for the tractor used at the Nebraska greenhouse for both years. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028.

Other Assets

Other assets as of September 30, 2024 and December 31, 2023 is approximately $71,000 and approximately $70,000, respectively, which mainly represents a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation).

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of September 30, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002 which is subject to adjustment per the Plan.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture and used a 0% forfeiture rate in calculating unrecognized share-based compensation expense and will account for forfeitures as they occur. On January 31, 2023, 6,250 options and on April 30, 2023, 1,250 options were forfeited by an employee who is no longer employed by the Trust. On February 29, 2024, 4,722 options were forfeited due to the death of a Trustee.

The summary of stock-based compensation activity for the nine months ended September 30, 2024, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
		Weighted
		Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2023	197,500	$13.44	-
Options Forfeited	(4,722)	13.44
Balance as of September 30, 2024	192,778	13.44	-

Options exercisable as of September 30, 2024	140,694	$13.44	-

The weighted average remaining term of the options is 7.6 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the nine months ended September 30, 2024, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2023	13,415	18.50
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(7,861)	22.08
Balance as of September 30, 2024	5,554	13.44

Stock-based Compensation

During the nine months ended September 30, 2024, the Trust recorded approximately $174,000 of non-cash expense related to restricted stock and approximately $377,000 of non-cash expense related to options granted compared to approximately $276,000 of non-cash expense related to restricted stock and approximately $393,000 of non-cash expense related to options granted for the nine months ended September 30, 2023. During the three months ended September 30, 2024, the Trust recorded approximately $22,000 of non-cash expense related to restricted stock and approximately $121,000 of non-cash expense related to options granted compared to approximately $86,000 of non-cash expense related to restricted stock and approximately $131,000 of non-cash expense related to options granted for the three months ended September 30, 2023. As of September 30, 2024, there was approximately $52,000 of total unrecognized share-based compensation expense for restricted stock and approximately $403,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock

The Trust filed a June 30, 2024 Form 10-Q/A to amend the classification of the Preferred Stock from mezzanine equity to equity on its Consolidated Balance Sheet. As part of this reclassification, the Trust also eliminated the accrual of dividends consistent with treatment of the Preferred Stock as Equity. The Consolidated Statement of Changes in Shareholders’ Equity also now includes the Preferred Stock consistent with its treatment as Equity. During the three and nine months ended September 30, 2024, the Trust did not declare a total of approximately $163,000 and $490,000, respectively of dividends to holders of Power REIT’s Series A Preferred Stock. As of September 30, 2024, the total amount of undeclared dividends related to the Series A Preferred Stock is approximately $1.3 million.

9 – RELATED PARTY TRANSACTIONS

Power REIT has a relationship with Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of September 30, 2024, these properties are currently not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the three and nine months ended September 30, 2024 and 2023 is $0 from the tenants that are affiliated with MILC in Colorado, Oklahoma and Nebraska. Total rental income recognized for the three and nine months ended September 30, 2024 was $785,000 and $785,000, respectively, from the tenant affiliated with MILC in Michigan based on the recognition of a security deposit as income during the third quarter of 2024. Total rental income recognized for the three and nine months ended September 30, 2023 is $0 from the tenants that are affiliated with MILC in Michigan. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the nine and three months ended September 30, 2023, total payments to MILC for payroll is $124,035 and $39,242. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners (“HBP”), an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of September 30, 2024 and December 31, 2023, $1,102,500 and $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen with a corresponding reduction in lease payments to maintain the same overall yield.

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

10 – LEGAL PROCEEDINGS

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement (the “Anchor Settlement”) whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the quarter ended September 30, 2024.

On September 11, 2024, PW CO CanRE Cloud Nine LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE Cloud Nine LLC in the amount of approximately $10.9 million. The Trust is evaluating the potential to collect against the defendants in this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

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

We are structured as a holding company and own our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the nine months ended September 30, 2024, the Trust did not declare quarterly dividends of approximately $490,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Effective October 1, 2024, the PW CanRE Holdings entered into an extension of the forbearance agreement with the lender for the Greenhouse Loan. The forbearance agreement terminates on January 31, 2025.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the quarter ended September 30, 2024.

On September 11, 2024, PW CO CanRE Cloud Nine LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE Cloud Nine LLC in the amount of approximately $10.9 million. The Trust is evaluating the potential to collect against the defendants in this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

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

The following table is a summary of the Trust’s properties as of September 30, 2024:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [2,4,6,7]	5.20	16,416	1,594,582
Tamarack 18[2,4,6,7]	2.11	12,996	1,075,000
Maverick 14[2,4,6,7]	5.54	26,940	1,908,400
Tamarack 7[2,4,6,7]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[2,5,6,7]			636,351
Tamarack 19[2,4,6,7]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [2,5,6,7]	4.31	21,548	2,061,542
Tamarack 13[2,4,6,7]	2.37	9,384	1,031,712
Tamarack 3[2,4,6,7]	2.20	24,512	2,080,414
Tamarack 27 and 28[2,4,6,7]	4.00	38,440	1,872,340
Sherman 21 and 22 [2,4,6,7]	10.00	24,880	1,782,136
Maverick 5 - Jacksons Farms [2,5,6,7]	5.20	15,000	1,358,634
Tamarack 4 and 5[2,4,6,7]	4.41	27,988	2,239,870

Walsenburg, Colorado [2,4,6,7]	35.00	102,800	4,219,170
Desert Hot Springs, California[2,5,6,7]	0.85	37,000	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[2,4,6,7]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[2,4,5,7]	90.88	1,121,153	9,350,000

Greenhouse Total	248.99	2,111,731	$68,335,316
Total Portfolio (Real Estate Owned)			$86,668,864

Mortgage Loan			$850,000
Mortgage Loan[8]			1,050,000

Impairment			36,003,494
Depreciation and Amortization			7,443,924
Net Book Value Net of Impairment, Depreciation and Amortization			$45,121,446

[1] Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2] Security for the Greenhouse Loan
[3] Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs
[4]Property is vacant
[5]Tenant is not current on rent/in default
6An impairment has been taken against this asset
[7]Asset held for sale
[8]Loan secured by a first mortgage (Ordway Properties) sold on January 8, 2024 and is security for the Greenhouse Loan

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

Revenue during the three months ended September 30, 2024 and 2023 was $1,426,112 and $488,531, respectively. Revenue during the three months ended September 30, 2024, consisted of revenue from lease income from direct financing lease (railroad) of $228,750, total rental income of $1,138,504 consisting of $200,780 from Regulus (solar farm), $13,000 from Colorado cannabis tenants and $924,724 of security deposit recognized as rental income due to leases in default and other income of $58,858 consisting mostly of interest income. The $937,581 increase in total revenue was primarily related to the Trust recognizing security deposits as rental income. Expenses for the three months ended September 30, 2024 compared to 2023 decreased by $8,409,436 primarily due to a decrease in non-cash impairment expense of $8,039,733 of property values offset by an increase in interest expense of $205,370 due to the default interest rate and late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees caused by the default of the Greenhouse Loan, as well as a decrease in depreciation expense of $420,155 as many of the properties are considered held for sale and not depreciated, a decrease in property expense of $46,038, a decrease in general and administrative expense of $101,038, and a decrease in property taxes of $7,842. Other income/expense recognizes an increase forgiveness of accounts payable by $350,704. Net loss attributable to common shares during the three months ended September 30, 2024 and 2023 was $488,222 and $10,185,943, respectively. Net loss attributable to common shares decreased by $9,697,721.

Nine Months Ended September 30, 2024 and 2023

Revenue during the nine months ended September 30, 2024 and 2023 was $2,480,073 and $1,684,559, respectively. Revenue during the nine months ended September 30, 2024, consisted of revenue from lease income from direct financing lease (railroad) of $686,250, total rental income of $1,628,922 consisting of $602,338 from Regulus (solar farm), $101,860 from Colorado and California cannabis tenants and $924,724 of security deposit recognized as rental income due to leases in default, and other income of $164,901 consisting mostly of of interest income. The $795,514 increase in total revenue was primarily related to the Trust recognizing security deposits as rental income. Expense for the nine months ended September 30, 2024 compared to 2023 increased by $9,627,519  primarily due to an increase in non-cash impairment expense of $9,959,248 of property values and an increase in interest expense of $1,175,784 due to the default interest and late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees related to the Greenhouse loan, offset by a decrease in depreciation expense of $957,966 as many of the properties are considered held for sale and not depreciated, a decrease in property expense of $279,593, a decrease of $90,255 in property tax and a decrease in general and administrative expenses of $179,699. Other income/expense recognizes a decrease in gain on sale by $646,058 due to a smaller gain of on the disposal of two properties in January, 2024, loan modification expense decreases by $160,000 and forgiveness of accounts payable increases by $324,102. Net loss attributable to common shares during the nine months ended September 30, 2024 and 2023 was $22,036,803 and $13,042,842, respectively. Net loss attributable to common shares increased by $8,993,961.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $2,395,642 as of September 30, 2024, a decrease of $1,709,242 from December 31, 2023. During the nine months ended September 30, 2024, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan.

Our current loan liabilities totaled approximately $17.0 million as of September 30, 2024. The current loan liabilities include approximately $16.3 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is in default and is non-recourse to the Trust. We are not current on payment of property taxes for the greenhouse portfolio which are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $996,000. If the property tax remains delinquent, the greenhouse portfolio will be subject to foreclosure actions starting in 2025.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $163,000 is restricted cash related to the Greenhouse Loan.

For the nine months ended September 30, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, reduced revenue and increased property expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Since the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. If we cannot resolve matters with the lender, it may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the PW CanRE Holdings entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance again if the loan is not retired in a timely fashion. There can be no assurance that the efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

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

A reconciliation of our Core FFO to net income for the three and nine months ended September 30, 2024, and 2023 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months ended September 30,		Nine Months ending September 30,
	2024	2023	2024	2023
Revenue	$1,426,112	$488,531	$2,480,073	$1,684,559

Net Loss	$(325,015)	$(10,022,736)	$(21,547,182)	$(12,553,221)
Stock-Based Compensation	143,212	216,474	550,363	668,840
Interest Expense - Amortization of Debt Costs	7,846	20,795	23,542	63,746
Amortization of Intangible Lease Asset	56,872	56,872	170,616	170,616
Depreciation on Land Improvements	145,587	565,742	817,194	1,775,160
Impairment Expense	195,403	8,235,136	18,194,384	8,235,136
Gain on sale of property	-	-	(394,394)	(1,040,452)
Core FFO Available to Preferred and Common Stock	223,905	(927,717)	(2,185,477)	(2,680,175)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

Core FFO Available to Common Shares	$60,698	$(1,090,924)	$(2,675,098)	$(3,169,796)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661	3,389,661	3,389,661

Core FFO per Common Share	0.02	(0.32)	(0.79)	(0.94)

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we identified a Material Weakness in our procedures and internal controls over financial reporting and that we had ineffective Disclosure Control and Procedures as described in the Form 10-Q/A for the quarter ended June 30, 2024.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement (the “Anchor Settlement”) whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the quarter ended September 30, 2024.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, we entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance.  There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

On September 11, 2024, PW CO CanRE Cloud Nine LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE Cloud Nine LLC in the amount of approximately $10.9 million. The Trust is evaluating the potential to collect against the defendants in this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

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

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2024, Power REIT collected approximately 92% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 49% and 43% of consolidated revenue, respectively. The concentration percentages do not include the income from the recognition of security deposits related to defaulted leases. As we see additional properties, our revenue may be concentrated in a smaller number of investments.

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

Unfortunately, our tenants related to the greenhouse portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. Power REIT entered into a Greenhouse Loan with initial availability of $20 million that is non-recourse to Power REIT and has liens against the Power REIT greenhouse portfolio of properties. The balance of the loan as of September 30, 2024, is approximately $16,267,000 and is in default. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders may foreclose on the security pledged decreasing our ability to generate revenue and our ability to pay dividends. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The original expiration date of the forbearance agreement was September 30, 2024. On September 30, 2024, the we entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. The Trust is in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance again if the loan is not retired in a timely fashion. There can be no assurance that the efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of September 30, 2024, the balance of the 2015 PWRS Loan was approximately $6,506,000 (net of unamortized debt costs of approximately $219,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of September 30, 2024 is $14,253,000 (net of approximately $269,000 of capitalized debt costs).

We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of September 30, 2024, we had an accumulated deficit of $46.5 million and a net loss attributable to common shareholders of $22 million. As of December 31, 2023, we had an accumulated deficit of $25.0 million and a net loss attributable to common shareholders of $15 million. As of September 30, 2024, the Trust had approximately $2.4 million of cash and approximately $17.0 million of current loan liabilities. The current loan liabilities include approximately $16.3 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and $163,000 is restricted cash related to the Greenhouse Loan.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred, reduced revenue and increased property maintenance expenses related to the greenhouse portfolio.

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

The Greenhouse Loan is in default and we continue to work with the bank to establish a path forward. However, the Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the bank and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a significantly smaller portfolio of assets. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver (See Note 6 – LONG-TERM DEBT). A forbearance agreement with the lender for the Greenhouse Loan was entered into effective May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, we entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. We are in discussions with the lender to continue a process of orderly sales of assets to try and maximize value but there can be no assurance the bank will extend the forbearance again if the loan is not retired in a timely fashion.  There can be no assurance that our efforts to sell, re-lease or recapitalize the assets which are security for the Greenhouse Loan will ultimately retire the loan per the requirements of the forbearance agreement.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on its common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of September 30, 2024, we had outstanding debt in the principal amount of $37.0 million and $8.5 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the nine months ended September 30, 2024 from the affiliated tenants in Colorado, Oklahoma and Nebraska was $0. Total rental income recognized for the three and nine months ended September 30, 2024 was $785,000 and $785,000, respectively, from the tenant affiliated with MILC in Michigan based on the recognition of a security deposit as income during the third quarter of 2024. Total rental income recognized for the three and nine months ended September 30, 2023 is $0 from the tenants that are affiliated with MILC in Michigan. The above leases are currently in default and the Trust is evaluating the best path forward related thereto. Also, a portion of the property improvement budget contained in a lease amendment with NorthEast Kind Assets, LLC for the property located in Maine, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the lease was amended to restructure the timing of rent payments and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. As of September 30, 2024, $1,102,500 had been paid to IntelliGen for equipment supplied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: October 31, 2024

