Form 10-K
period 2024-12-31
Power REIT
filed 2025-03-31
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2024, the Registrant’s most recently completed second fiscal quarter, was approximately $2,498,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2024 of $.90.

As of March 31, 2025, there were 3,389,661 common shares outstanding.

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

Risks Related to our Financial Position and Liquidity

●	We have incurred losses and may be unable to generate sufficient revenue to cover expenses.
●	We may need to raise additional capital or sell additional properties to fund our operations.
●	If our acquisitions or our overall business performance fail to meet expectations, we could be restricted from paying dividends and default on our loans, which are secured by collateral in our assets.
●	We have substantial debt and preferred shares outstanding with substantial liquidation preference.
●	We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss.
●	Secured indebtedness exposes us to the possibility of foreclosure.
●	Our inability to comply with the covenants in our loan agreement might adversely affect us.
●	Secured indebtedness exposes us to the possibility of foreclosure.
●	We may not be able to retire non-recourse indebtedness secured by a portfolio of greenhouses.

Risks Related to our Operations

●	Our results may be adversely impacted by changes in general economic conditions.

●	A significant portion of our greenhouse portfolio is vacant and our greenhouse tenants have limited operating histories and are susceptible to payment and other lease defaults.
●	Our greenhouse tenants operate in a nascent industry and may be unable to operate their business profitably and make lease payments.
●	Our business activities and those of our cannabis tenants are currently illegal under U.S. federal law.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We will need additional capital to make new investments.
●	The investment portfolio is concentrated in a relatively few number of investments, industries and lessees.
●	Our failure to meet expectations, may result in the default on our secured loans and loss of properties.
●	Our operating results may be negatively affected by development and construction delays and cost overruns.
●	The valuation and accounting treatment of certain long-lived assets could result in future asset impairments.
●	Many factors, including changes in interest rates and the negative perceptions of the cannabis sector generally, can have an adverse effect on the market value of our securities.
●	Individual taxpayers might perceive REIT securities as less desirable than those of other corporations
●	Our senior securities may limit or prevent us from paying dividends.
●	We are dependent upon Mr. David H. Lesser for our success.
●	Our management team may have interests that conflict with the Trust’s interests.
●	Our lessee’s ability to pay us is expected to be dependent solely on the revenues of a specific project.
●	Some losses related to our real property assets may not be covered by insurance.
●	Discovery of environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them could adversely affect us.
●	Changes in interest rates may negatively affect the value of our assets and securities and access to financing.
●	Our quarterly results may fluctuate.
●	We may fail to remain qualified as a REIT.
●	Loss of our status as a REIT would subject us to U.S. federal income tax and applicable state and local taxes.
●	If we are deemed to be subject to Section 280E of the Code, we could incur U.S. federal income tax.
●	If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
●	Net leases may not result in fair market lease rates over time.
●	Sale-leaseback transactions recharacterized in a lessee’s bankruptcy proceeding could adversely affect us.
●	Provisions of the Maryland General Corporation Law and our Declaration of Trust and Bylaws could deter takeover attempts.
●	The future outbreak of any highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our tenants and impact our performance
●	We have identified material weaknesses in our internal controls

●	As a result of our failure to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Risks Related to Our Investments Strategy

●	Properties we own could be considered special purpose use assets which may impact market value.
●	Our investments in special purpose use properties may be difficult to sell or re-lease.
●	Our greenhouse assets are subject to significant risks.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and supply.
●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	Our investments in marketable securities is subject to market, interest and credit risk.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	We cannot assure that our securities will meet the requirements of, and remain listed on the NYSE American.
●	Low trading volumes in our listed securities may adversely affect holders’ ability to resell their securities.
●	Our stock price has fluctuated in the past and has recently been volatile.
●	Our ability to issue Preferred Stock could adversely affect the rights of existing security holders.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt.
●	Holders of Series A Preferred Stock have limited voting rights.
●	Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value.
●	Ownership limitations may restrict change in control or business combination opportunities

Risks Related to Regulation

●	The U.S. federal government’s approach towards cannabis laws may be subject to change.
●	We cannot predict the impact that future regulations may have on us.
●	We may be subject to regulation that impacts our real estate properties.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	State and local regulation of cannabis may negatively impact our properties and tenants.

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 239 acres of land with approximately 2,066,000 square feet of existing or under construction CEA properties in the form of greenhouses.

In 2019, Power REIT pivoted to focus on greenhouses as a technology play in the form of real estate. Over the past 5 years, a significant amount of capital flowed into the Controlled Environment Agriculture sector in the United States. CEA facilities generally are either indoor warehouse facilities that require lights for plant growth and heating, ventilation and air conditioning to maintain the climate or greenhouses which benefit from free and natural sunlight and proven approaches to maintain a proper growing environment. Our investment thesis was based on greenhouses as sustainable approach to growing certain crops.

Power REIT invested in greenhouses for state-licensed cannabis and food cultivation. Unfortunately, the market for both opportunities has been challenging and the greenhouse portfolio has performed poorly with significant vacancy. Currently the entire greenhouse portfolio is being marketed for sale but the market to sell these properties is weak. We continue to explore all options to monetize these assets. As previously disclosed, the greenhouse portfolio is secured by a loan and is currently in default. The loan is non-recourse to Power REIT which reduces our exposure.

While we may continue to explore opportunities in the greenhouse and cannabis space, we are now exploring new opportunities. The real estate market is in a state of transition and experiencing a wave of distressed properties due to factors including economic downturns, shifting property demand in a post-COVID environment, rising interest rates and mortgage defaults. We believe the current environment can create significant opportunities for Power REIT. We are focused on special opportunities in the form of investing in distressed situations including debt and other types of secured interests in real estate, distressed properties and real estate related companies. As part of moving Power REIT forward, we are looking to selectively raise capital.

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

Properties

Below is a chart that summarizes our properties as of December 31, 2024:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [2,4,6,7]	5.20	17,368	1,594,582
Tamarack 18[2,4,6,7]	2.11	12,996	1,075,000
Maverick 14[2,4,6,7]	5.54	26,940	1,908,400
Tamarack 7[2,4,6,7]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[2,5,6,7]			636,351
Tamarack 19[2,4,6,7]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [2,5,6,7]	4.31	21,548	2,061,542
Tamarack 13[2,4,6,7]	2.37	9,384	1,031,712
Tamarack 3[2,4,6,7]	2.20	24,512	2,080,414
Tamarack 27 and 28[2,4,6,7]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [2,5,6,7]	5.20	15,000	1,358,634
Tamarack 4 and 5[2,4,6,7]	4.41	26,076	2,239,870

Walsenburg, Colorado [2,4,6,7]	35.00	74,800	4,219,170
Desert Hot Springs, California[2,5,6,7]	0.85	35,505	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[2,4,6,7]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[2,4,5,7]	90.97	1,130,575	9,350,000

Greenhouse Total	239.08	2,065,818	$66,553,180
Total Portfolio (Real Estate Owned)			$84,886,728

Mortgage Loan[9]			$597,000
Mortgage Loan[8]			1,005,000

Impairment			36,207,472
Depreciation and Amortization			7,494,038
Net Book Value Net of Impairment, Depreciation and Amortization			$42,787,218

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Security for the Greenhouse Loan, which is in default

3 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

4 Property is vacant

5 Tenant is not current on rent and is in default

6 An impairment has been taken against this asset

7Asset held for sale

8 Loan secured by a first mortgage (Ordway Properties) sold on January 8, 2024 and is security for the Greenhouse Loan

9 Loan secured by a second mortgage (Maine property) sold on October 30, 2023

2023 and 2024 Sale Transactions

On January 6, 2023, one of our wholly owned subsidiaries sold its interest in five ground leases related to utility scale solar farms located in Tulare County, California for gross proceeds of $2.5 million. The properties were acquired by our subsidiary in 2013 for $1,550,000.

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. PW SD had entered into a Purchase and Sale Agreement related to this property that was renegotiated as part of proceeding toward closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees.Net proceeds from the sale were used to service the Greenhouse Loan.

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first month, $40,000 for the second month, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. Net proceeds from the sale were used to service the Greenhouse Loan and pay other accrued expenses and closing costs.

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

On December 26, 2024, a wholly owned subsidiary of Power REIT, PW CO CanRE JKL LLC, sold its interest in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Sherman 21 and 22 and was vacant because the construction was incomplete. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $80,000 and the proceeds were used to pay down the loan secured by the greenhouse portfolio and other accrued expenses related to the property.

The sale of the above referenced properties is a part of a strategic review as we continue to evaluate alternatives to enhance liquidity and improve our opportunities.

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

● Improving the operating results of our properties; and
● Taking steps to position the Trust for future growth opportunities.

Improving Our Balance Sheet by Reducing Debt and Leverage; Improving Liquidity

Leverage

We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to repay debt and possibly, invest in other real estate assets and for other corporate purposes assuming the proceeds are in excess of liabilities. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.89 million which included $2.1 million of seller financing provided to the buyers. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

Liquidity and Capital Resources

On a consolidated basis, our cash and cash equivalents and restricted cash totaled $2,231,586 as of December 31, 2024, a decrease of $1,873,298 from December 31, 2023. The decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan. Of the total amount of cash as of December 31, 2024, approximately $2.2 million is non-restricted cash available for general corporate purposes and approximately $37,000 is restricted cash related to the Greenhouse Loan.

On a consolidated basis, our current loan liabilities totaled approximately $17.4 million as of December 31, 2024. The current loan liabilities include approximately $16.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is in default and is non-recourse to the Trust. We are not current on payment of property taxes for the greenhouse portfolio which are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,162,000. If the property tax remains delinquent, the greenhouse portfolio will be subject to foreclosure actions starting in the first quarter of 2026.

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. The Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. The status with the lender may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the PW CanRE Holdings entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Note 14 to Consolidated Financial Statements-Subsequent Events appearing elsewhere in this Annual Report on Form 10-K).

On a consolidated basis, our current liabilities far exceed current assets. For the twelve months ended December 31, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, reduced revenue and increased property expenses related to the greenhouse portfolio. If the Trust’s plan to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity. In addition, we are continuing to explore options related to a resolution of the Greenhouse Loan (see Note 14 to Consolidated Financial Statements-Subsequent Events appearing elsewhere in this Annual Report on Form 10-K).

In 2024, the Trust sold four properties in an effort to help with liquidity. The proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was eliminated from liabilities. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and, during 2024, generated approximately $345,000 of restricted cash from the debt service related to the seller financing provided which had a remaining balance of $1,005,000 at December 31, 2024. We sold one greenhouse property in a transaction that produced approximately $51,000 of net proceeds used to service the Greenhouse Loan.

As of the filing date, the Trust’s current liabilities far exceed current assets. If the Trust’s plan to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, whether our actions will effectively generate liquidity.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed, if available at all. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling properties and/or re-leasing them in an effort to improve the overall performance going forward.

Taking Steps to Position the Trust for Future Growth Opportunities

We are taking steps designed to position the Trust to create shareholder value. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with seeking to reposition properties.

We may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties and other real estate related interest and interests in real estate companies that are intended to create shareholder value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with the Trust.

Financial Results for the years ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023

Revenue	$3,049,875	$2,222,483

Net Loss Attributable to Common Shareholders (before impairment)	$(5,409,309)	$(6,783,206)
Net Loss per Common Share (basic) (before impairment)	(1.60)	(2.00)

Net Loss Attributable to Common Shareholders (after impairment)	(25,363,569)	(15,018,342)
Net Loss per Common Share (basic) (after impairment)	(7.48)	(4.43)

Core FFO Available to Common Shareholders	$(3,884,098)	$(4,173,118)
Core FFO per Common Share	(1.15)	(1.23)

Growth and Investment Strategies – Controlled Environment Agriculture (CEA)

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA that utilizes greenhouses which use dramatically less energy than indoor growing, 95% less water than outdoor growing, and allows operators to control and reduce agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Certain of our greenhouse properties are operated for the cultivation of cannabis by state-licensed operators. Unfortunately, the market for cannabis compressed dramatically during 2023 and 2024. This has had a dramatic negative effect on our CEA portfolio with most properties vacant or occupied by tenants that are in default. During 2022 we acquired a greenhouse occupied by a tenant focused on the cultivation of tomatoes. Unfortunately, the tenant was unable to meet its financial obligations and has since vacated the property.

Regulated Cannabis Industry - Market Opportunity

Cannabis Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated cannabis, and medical-use cannabis in particular, has generated interest investment in regulated cannabis related opportunities. The cannabis industry is still emerging and has suffered significant business fluctuations over the past couple of years.

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation. Accordingly, market conditions vary on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2024, 47 states, the District of Columbia, and three of five U.S. territories have passed laws allowing their citizens to use medical cannabis.

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

Investment Opportunity

Within the broader cannabis related investment opportunity, our investment thesis was that the ownership of real estate should have the potential to provide an attractive risk adjusted investment area of focus. Our investment thesis focused on CEA cultivation assets in the form of greenhouses that should provide a competitive advantage within the industry. Currently, most of the cannabis cultivation, nationally, occurs in industrial, warehouse-style facilities. This cultivation method is resource and energy intensive compared to greenhouse cultivation which should use dramatically less energy when compared to industrial facilities. As the cannabis industry continues to expand and prices compress, we believe that industrial, warehouse-style cultivation of cannabis may not be economically competitive. We believe that ultimately, greenhouse cultivation facilities should have the potential to become high-quality, low-cost producers of cannabis in their respective states.

During 2023 and 2024, the cannabis industry faced significant headwinds that had a dramatic impact on cultivation focused companies such as our tenants. The wholesale prices in most markets compressed dramatically and in many cases were below the cost of cultivation and many cultivation companies have shut down. The significant price compression in the wholesale cannabis market led to significant tenant defaults and vacancies as all of our cannabis related tenants experienced significant financial challenges.

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

During 2022, we completed the acquisition of an approximately 1.1 million square foot greenhouse cultivation facility located in O’Neill, Nebraska. The greenhouse is configured for the cultivation of tomatoes, and during 2022 the greenhouse’s tenant grew a preliminary crop of tomatoes. Unfortunately, the tenant was unable to meet its financial obligations and has vacated the property. We have been actively exploring alternatives to secure a new tenant to put the facility back into operation and potentially sell the property. In February of 2024, our subsidiary entered into a 20-year triple-net lease with respect to the Nebraska property with an initial rent of $1 million per year after a 6-month deferred rent period. Our subsidiary also entered into a Letter of Intent with the tenant to purchase the property for $9.2 million. The Letter of Intent included a deadline for the purchase of December 31, 2024, which the tenant did not meet. To date, the tenant has failed to perform with respect to its obligations, and there can be no assurance that the tenant will perform on either the lease or the purchase.

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

Environmental Regulation

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances, that regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, and impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project.

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

The Trust currently has a Board of Trustees consisting of three Independent Trustees in addition to Mr. Lesser. Power REIT does not have a staggered board; accordingly, the current policy is that each Trustee serves for one-year term or until their earlier death, retirement or a successor is duly elected and qualified. In addition, we do not have any other management protection structures such as “poison pills” or “golden parachutes.”

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with recommendations from the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

ESG the “Triple Bottom Line”

With a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People, Power REIT is committed to best-in-class focus on Environment, Social and Governance (“ESG”) factors.

Environmental

Our asset base is environmentally friendly. We currently own a railroad ground lease which is an environmentally friendly form of transportation. We also own a ground lease for a utility scale solar farm. Our recent focus on CEA greenhouse properties consumes dramatically less energy than indoor growing, 95% less water, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides associated with field crops. Power REIT does not currently anticipate any material costs related to its portfolio for compliance with environmental laws.

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

Revenue Concentration

Historically, the Trust’s revenue has been derived from a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2024, Power REIT collected approximately 88% of its consolidated revenue from three properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represent 32%, 28% and 28% of consolidated revenue respectively. The concentration percentages does include the income from the recognition of security deposits related to defaulted leases. Many of the tenants of CEA properties have defaulted on their payment obligations.

Dividends

During the twelve months ended December 31, 2024, the Trust did not declare quarterly dividends of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Tax Status as a REIT

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2023, our last tax return completed to date, we currently have a net operating loss of $30.8 million, which may reduce or eliminate this requirement.

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

General Corporate Information

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

Risks Related to our Financial Position and Liquidity

We have incurred a loss for the year ended December 31, 2024 and may be unable to generate sufficient revenue to cover expenses or generate net income.

For the year ended December 31, 2024, we had a net loss attributable to common shareholders of $25.4 million. There can be no assurance that we will be able to generate sufficient revenue to pay our expenses or generate net income.

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of December 31, 2024, we had an accumulated deficit of $49.7 million and a net loss attributable to common shareholders of $25.4 million. As of December 31, 2024, the Trust had approximately $2.2 million of cash and approximately $17.4 million of current loan liabilities. The current loan liabilities include approximately $16.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is non-recourse to the Trust.

Of the total amount of cash, approximately $2.2 million is non-restricted cash available for general corporate purposes and approximately $37,000 is restricted cash related to the Greenhouse Loan.

The Trust determined that there was substantial doubt as to its ability to continue as a going concern for a period of twelve months from the date of the filing with the SEC of this Annual Report on Form 10-K as a result of net losses incurred, and increased property maintenance expenses related to the greenhouse portfolio.

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

In 2024, the Trust sold four properties in an effort to help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was retired at closing and is eliminated from current liabilities. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and, during 20204, generated approximately $345,000 of restricted cash from the debt service related to the seller financing provided which had a remaining balance of $1,005,000 at December 31, 2024 and should help with liquidity to service the Greenhouse Loan. We sold one greenhouse property in a transaction that produced approximately $51,000 of net proceeds used to service the Greenhouse Loan.

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. The Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue is operation albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. The status with the lender may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the PW CanRE Holdings entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank see Note 14 to the Notes to Consolidated Financial Statements-Subsequent Events appearing elsewhere in this Annual Report on Form 10-K).

Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. Although we have entered into a sales agreement, dated January 24, 2025 (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“A.G.P.” or the “Sales Agent”) pursuant to which we may, from time to time, issue and sell our common shares, par value $0.001 per share (the “Common Shares”), the Sales Agent is not obligated to sell any shares of common stock, and there are limits on the dollar amount of shares of common stock we can sell pursuant to the Sales Agreement.

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

Unfortunately, our tenants related to the greenhouse portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. Power REIT entered into a Greenhouse Loan with initial availability of $20 million that is non-recourse to Power REIT and has liens against the Power REIT greenhouse portfolio of properties. The balance of the loan as of December 31, 2024, is approximately $16.7 million and is in default. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. Unfortunately, this may lead to distressed sales which would have a negative impact on our prospects. If we should fail to generate sufficient revenue to pay our outstanding secured debt obligations, the lenders may foreclose on the security pledged decreasing our ability to generate revenue and our ability to pay dividends. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The original expiration date of the forbearance agreement was September 30, 2024. On September 30, 2024, we entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Subsequent Events).

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2024, the balance of the 2015 PWRS Loan was approximately $6,492,000 (net of unamortized debt costs of approximately $213,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2024 is $14,198,000 (net of approximately $267,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, the Trust has not declared dividends on its preferred shares since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our preferred shares. As of December 31, 2024, the amount of unpaid dividends on the outstanding preferred shares is approximately $1,469,000.

Our obligations arising from our indebtedness could have other negative consequences to our shareholders, including the acceleration of debt related to the loan secured by the greenhouse portfolio. Our failure to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms. Also, our indebtedness and debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to take advantage of opportunities, and might discourage business partners from working with us.

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

The Greenhouse Loan secured by our greenhouse portfolio is currently in default and the lender has commenced litigation. There can be no assurance that the lender will not foreclose on the properties which would have a negative impact on valuations relative to orderly sales which we have been pursuing. In addition, any litigation to enforce the rights of the lender could result in expensive legal fees being incurred by us.

We currently have secured debt against properties in our portfolio, and we may incur additional debt. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in financing arrangements. We may significantly increase the amount of leverage we utilize at any time which could materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt agreements, which is likely to result in (i) acceleration of such debt that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, and/or (ii) the loss of some or all of our assets to foreclosure or sale;
●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification or other purposes; and
●	we may be unable to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all. There can be no assurance that a leveraging strategy will be successful.

If any one of these events were to occur, our business (including our financial performance and condition) and our ability to make distributions to our stockholders would likely be materially and adversely affected.

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

Further increasing inflation has raised operating costs for many businesses and, in the future, could impact demand foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

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

We have a limited operating history and operate in an industry in its very early stages of development that has experienced significant business challenges.

In July 2019, we announced our new investment focus of CEA and our first greenhouse property acquisition. As our greenhouse portfolio has expanded, we continue to be subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our tenants and properties are concentrated in the regulated cannabis industry, an industry in its early stages of development with significant uncertainties, and we cannot predict how tenant demand and competition for these properties will change over time. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, and conditions in the financial markets and economic conditions.

A significant portion of our greenhouse portfolio is vacant and our tenants have limited operating histories and may be more susceptible to payment and other lease defaults, which could continue to materially and adversely affect our business

Single tenants currently occupy our properties, and we expect that our properties will continue to be operated by single tenants. Therefore, the success of our investments will be dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is often very little public operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations, and these businesses are subject to numerous risks and uncertainties, including but not limited to regulatory risks and the rapidly evolving market dynamics of each state’s regulated cannabis market. As a result, it is possible that we could enter into leases with tenants that ultimately are unable to pay rent to us, as is the case with most of our CEA properties, which could adversely impact our business.

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

Any lease payment defaults by a tenant has and could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as cannabis operators are generally subject to extensive state licensing requirements.

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

Because we may distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital to pursue our growth plans. In addition, in order to continue making acquisitions, we would require additional capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

Historically, the Trust’s revenue has been derived from a relatively limited number of investments, industries and lessees. During the twelve months ended December 31, 2024, Power REIT collected approximately 88% of its consolidated revenue from the tenants of three properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represent 32%, 28% and 28% of consolidated revenue respectively. The concentration percentages include income from the recognition of security deposits related to defaulted leases.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we may continue our portfolio concentration in the CEA and cannabis sectors, has performed poorly and may continue to lag the broader market as a whole and also subjects us to more risks than if we were diversified across many sectors.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022, the third quarter of 2023 and in all four quarters of 2024, the Trust concluded that an impairment of value of certain assets within its CEA portfolio was appropriate based on market conditions. These impairments also take into account assets held for sale and the write off of the lease of any associated lease intangible. In 2024, we recorded approximately $20 million in non-cash impairment charges. In 2023, we recorded approximately $8.2 million in non-cash impairment charges. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. Any decline in the estimated fair values of our assets could result in additional impairment charges in the future. It is possible that such impairments, if required, could be material. There can be no assurance that the impaired carrying values will equate to the ultimately realizable value of such assets.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2024, we had outstanding debt in the principal amount of $37.4 million including accrued interest and expenses related to the Greenhouse Loan. As of December 31, 2024, we have issued approximately $8.5 million of our Series A Preferred Stock not including dividends which are cumulative and have not been declared. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. It is possible that we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

In the case of indebtedness, specified amounts of principal and interest are customarily payable on specified due dates. In the case of preferred securities, such as our Series A Preferred Stock, holders are provided with a senior claim to distributions, according to the specific terms of the securities. In contrast, however, in the case of common shares, dividends are payable only when, as and if declared by the Trust’s board of trustees and depend on, among other things, the Trust’s results of operations, financial condition, debt service requirements, obligations to pay distributions to holders of preferred securities, such as the Series A Preferred Stock, other cash needs and any other factors that the board of trustees may deem relevant or that they are required to consider as a matter of law. Incurring additional debt or issuing additional preferred securities, may limit or eliminate the amounts available to the Trust to pay dividends on our Series A Preferred Stock and common shares.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. For example, four of Power REIT’s properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the twelve months ended December 31, 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $785,000 which represents the recognition of a security deposit as income during the third quarter of 2024. The above leases are currently in default and the tenants have vacated the properties. Also, a portion of the property improvement budget contained in a lease amendment with NorthEast Kind Assets, LLC for the property located in Maine, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. On January 23, 2023, the lease was amended to restructure the timing of rent payments and eliminate the funding of remaining capital improvements for the cogeneration project, which includes eliminating payments that were expected to be paid to IntelliGen, a related party. Based on the amendment of the terms with IntelliGen, a total of $1,102,500 was paid for equipment supplied.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls relating to accounting for complex transactions. Specifically, shares of our 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock, Liquidation Preference $25 per Share (the “Preferred Shares”) were historically classified as mezzanine equity instead of being classified as equity.

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

Our portfolio of marketable securities, is subject to market, interest and credit risk that may reduce its value.

We have investments in a portfolio of marketable securities. As of December 31, 2024, the Trust owned common shares and warrants of a publicly traded REIT. The fair market value of our publicly traded REIT securities was $9,831, based on the December 31, 2024 closing prices. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of assets underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost.

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

Factors could lead to our securities being delisted from the NYSE American.

The Trust’s common shares listing or its Series A Preferred Stock could be subject to delisting by, the NYSE American, based on a number of factors, including a failure by us to continue to qualify as a REIT, a failure to meet the NYSE American ongoing listing requirements, including those relating to the number of shareholders, the price of the Trust’s securities and the amount and composition of the Trust’s assets, changes in NYSE American ongoing listing requirements and other factors.

Low trading volumes in the Trust’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2024, the average daily trading volume for the Trust’s common shares was approximately 411,106 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Trust’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Trust’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Trust’s listed securities to sell their securities at prices they find attractive, or at all.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 11, 2024, the reported low sale price of our common shares was $.42 on May 8, 2024, while the reported high sales price was $2.52, on August 7, 2024. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for cannabis focused companies in particular have experienced extreme volatility. In addition, sales of substantial amounts of our common shares, or the perception that such sales might occur, could adversely affect prevailing market prices of our common shares and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of common shares, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of such companies. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The Trust is not obligated to distribute a dividend on its Series A Preferred Stock on a current basis. During 2024, the Trust did not declare dividends on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock. Dividends not declared accumulate and are added to the liquidation preference.

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

Currently, there are 47 states plus the District of Columbia and certain U.S. territories that have laws and/or regulations that recognize, in one form or another, consumer use of cannabis in connection with medical treatment. Of those, 11 states plus the District of Columbia and certain U.S. territories have laws and/or regulations that permit the adult-use of cannabis. As cannabis is classified as a Schedule I substance under the CSA, U.S. federal laws and regulations prohibit a range of activities regarding cannabis. Unless and until Congress amends the CSA with respect to cannabis (the timing and scope of which is not assured and hard to predict), there is a risk that governmental authorities in the United States may enforce current U.S. federal law, and we may, through our business activities, be deemed to be operating in direct violation of U.S. federal law. Accordingly, active enforcement of the current U.S. federal regulatory position on cannabis could have a material adverse effect on us. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated policy remains uncertain, and any regulations prohibiting the use of cannabis, or prohibiting cannabis-related activities, could have an adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties.

As of December 31, 2024, our portfolio consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”), and approximately 239 acres of land with approximately 2,066,000 square feet of existing or partially complete greenhouse/processing space.

As of December 31, 2024, the Trust considered Maverick 1 (Ordway, CO), Tamarack 18 (Ordway, CO), Maverick 14 (Ordway, CO), Tamarack 7 (Ordway, CO), Tamarack 19 (Ordway, CO), Tamarack 8 (Ordway, CO), Tamarack 13 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO), Maverick 5 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Walsenburg (CO), Desert Hot Spring (CA), Vinita (OK), Marengo Township (MI) and O’Neill (NE) as Assets Held for Sale. See Note 8 of our Financial Statements for discussion of impairments and of our assets held for sale.

Below is a chart that summarizes our properties owned as of December 31, 2024:

Property Type/Name	Acres	Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [2,4,6,7]	5.20	17,368	1,594,582
Tamarack 18[2,4,6,7]	2.11	12,996	1,075,000
Maverick 14[2,4,6,7]	5.54	26,940	1,908,400
Tamarack 7[2,4,6,7]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[2,5,6,7]			636,351
Tamarack 19[2,4,6,7]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [2,5,6,7]	4.31	21,548	2,061,542
Tamarack 13[2,4,6,7]	2.37	9,384	1,031,712
Tamarack 3[2,4,6,7]	2.20	24,512	2,080,414
Tamarack 27 and 28[2,4,6,7]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [2,5,6,7]	5.20	15,000	1,358,634
Tamarack 4 and 5[2,4,6,7]	4.41	26,076	2,239,870

Walsenburg, Colorado [2,4,6,7]	35.00	74,800	4,219,170
Desert Hot Springs, California[2,5,6,7]	0.85	35,505	7,685,000
Vinita, Oklahoma[4,6,7]	9.35	40,000	2,593,313
Marengo Township, Michigan[2,4,6,7]	61.14	556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[2,4,5,7]	90.97	1,130,575	9,350,000

Greenhouse Total	239.08	2,065,818	$66,553,180
Total Portfolio (Real Estate Owned)			$84,886,728

Mortgage Loan[9]			$597,000
Mortgage Loan[8]			1,005,000

Impairment			36,207,472
Depreciation and Amortization			7,494,038
Net Book Value Net of Impairment, Depreciation and Amortization			$42,787,218

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Security for the Greenhouse Loan which is in default

3 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

4 Property is vacant

5 Tenant is not current on rent and is in default

6 An impairment has been taken against this asset

7Asset held for sale

8 Loan secured by a first mortgage (Ordway Properties) sold on January 8, 2024 and is security for the Greenhouse Loan

9 Loan secured by a second mortgage (Maine property) sold on October 30, 2023

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

Solar Properties

PW Salisbury Solar, LLC (“PWSS”) is a Massachusetts limited liability company and a wholly owned subsidiary of the Trust, that until January 30, 2024 owned approximately 54 acres of land located in Salisbury, Massachusetts that was leased by Power REIT to a 5.7 Megawatts (MW) utility scale solar farm. Pursuant to the lease agreement, PWSS’ tenant paid rent of $80,800 cash for the year December 1, 2012 to November 30, 2013, with a 1.0% escalation in each corresponding year thereafter. Rent was payable to Power REIT quarterly in advance and was recorded by Power REIT for accounting purposes on a straight-line basis with $89,494 having been recorded during the year ended December 31, 2023. The PWSS property was sold on January 30, 2024.

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenant has three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2024, PWRS recorded rental income of $803,117.

CEA Greenhouse Properties – Cannabis Related

Colorado Portfolio

From July 2019 to June 2021, through a series of wholly owned indirect subsidiaries, the Trust acquired a number of properties located in Ordway, Colorado for the development of greenhouse cannabis cultivation facilities. The total size of the Ordway, Colorado portfolio as of December 31, 2024 is approximately 42 acres and approximately 229,000 square feet of greenhouse and related structures have been constructed for a total investment of approximately $18.5 million. Each property was acquired based on entering into a triple-net lease with a cultivation operator. A significant portion of the Ordway portfolio is vacant and the Trust is seeking to sell or re-tenant these properties. The Trust has taken an impairment against the Ordway, CO assets.

On May 21, 2021, through a wholly owned indirect subsidiary, the Trust purchased a 35-acre property that includes greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for cannabis cultivation in Huerfano County, Colorado. PW Walsenburg’s total capital investment as of December 31, 2024 is approximately $4.2 million. Concurrent with the acquisition, PW Walsenburg entered into a 20-year “triple-net” lease (the “Walsenburg Lease”) with Walsenburg Cannabis LLC. The Walsenburg Property is considered an asset held for sale as the Trust has initiated an active program to locate a buyer through a third party. No income was recognized for this property in 2024 and 2023. The Trust has taken an impairment against the PW Walsenburg assets.

Unfortunately, the market for cannabis cultivation in Colorado deteriorated dramatically in 2023 and 2024 and all of the tenants have encountered an inability to pay contracted rent and are either paying a reduced amount or have vacated the premises. The Colorado greenhouse properties are security for the Greenhouse Loan which is in default and therefore are shown on our balance sheet for the years ended December 31, 2023 and 2024 as assets held for sale.

California

On February 3, 2021, through a wholly owned indirect subsidiary, the Trust acquired an 0.85-acre property with a 37,000 square foot greenhouse located in Riverside County, CA (the “Canndescent Property”) and the Trust assumed an existing lease. During the fourth quarter of 2022, the tenant defaulted on the lease and vacated the property. On October 2, 2023 a lease with a replacement tenant was executed which is currently in default and an eviction process is underway. As of December 31, 2024, the Canndescent Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party. The Trust has taken an impairment against this asset. The Canndescent Property is security for the Greenhouse Loan which is in default and therefore are shown on our balance sheet for the years ended December 31, 2023 and 2024 as assets held for sale.

Oklahoma

On June 11, 2021, through a wholly owned subsidiary, the Trust purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) that was approved for medical cannabis cultivation in Craig County, OK. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease with VinCann LLC (“VC LLC”) to operate a cannabis cultivation facility but the tenant has defaulted and the property is vacant. No income was recognized for this property in 2024 and 2023. The Trust has taken an impairment against this asset. This asset is not pledged as security for the Greenhouse Loan.

Michigan

On September 3, 2021, Power REIT, through a wholly owned indirect subsidiary, PW MI CanRE Marengo, LLC, (“PW Marengo”), completed the acquisition of a 556,146 square foot greenhouse cultivation facility on a 61.14-acre property in Marengo Township, Michigan (“Marengo Property”). Concurrent with the acquisition, PW Marengo entered into a 20-year “triple-net” lease (the “Marengo Lease”) with Marengo Cannabis, LLC (“MC”) for the operation of a cannabis cultivation facility. The tenant defaulted on the lease and the property is vacant. The Marengo Property is security for the Greenhouse Loan which is in default and therefore is shown on our balance sheet for the years ended December 31, 2023 and 2024 as an asset held for sale.

CEA Greenhouse Properties – Food Related

Nebraska

On March 31, 2022, Power REIT, through a wholly owned subsidiary, completed its first acquisition with the focus on the cultivation of food crops. The property consists of an approximately 1.1 million square foot greenhouse cultivation facility on an approximately 86-acre property and a separate approximately 4.88-acre property with a 21-room employee housing building. Simultaneous with the acquisition, the subsidiary entered into a 10-year “triple-net” lease (the “MillPro Lease”) with Millennium Produce of Nebraska LLC (“MillPro”), a subsidiary of Millennium Sustainable Ventures Corp., of which David Lesser is CEO and Chairman. During 2022, MillPro operated the Facility for the cultivation of tomatoes. During the third quarter of 2022, the tenant defaulted on the lease and the property subsequently became vacant. The Nebraska property is security for the Greenhouse Loan which is in default.

We have been actively exploring alternatives to secure a new tenant to put the facility back into operation and the potential to sell the MillPro Facility. In February of 2024, our subsidiary entered into a 20-year triple-net lease with an initial rent of $1 million per year after a 6month deferred rent period. Our subsidiary also entered into a Letter of Intent to purchase the property for $9.2 million. The Letter of Intent included a deadline of December 31, 2024, which the tenant did not meet. There can be no assurance that the tenant will perform on either the lease or purchase and the tenant has not paid rent or expenses and is currently in default on the Lease.

Revenue Concentration

The Trust’s revenue is highly concentrated. For the fiscal year ended 2024, Power REIT collected approximately 88% of its consolidated revenue from the tenants of three properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represent 32%, 28% and 28% of consolidated revenue respectively. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from the tenants of two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 45% and 39% of consolidated revenue respectively. These concentration percentages include income from the recognition of security deposits related to defaulted leases.

Item 3. Legal Proceedings.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement (the “Anchor Settlement”) whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the year ended December 31, 2024.

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, we entered into an amendment to the forbearance agreement which moves the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Subsequent Events).

On September 11, 2024, our wholly owned subsidiary, PW CO CanRE Cloud Nine LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE Cloud Nine LLC against the former tenant and guarantor of the lease in the amount of approximately $10.9 million. The ruling eliminated claims by the former tenant against PW CO CanRE Cloud Nine LLC. The Trust is evaluating the potential to collect against the defendants in this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. The Trust is evaluating the potential to collect against this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes. (See Subsequent Events).

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

As of March 27, 2025, there were approximately 375 registered holders of registrant’s common shares.

Registrar, Transfer Agent and Disbursing Agent

The transfer agent and registrar for our common shares is Broadridge Corporate Issuer Solutions, Inc.

The registrar, transfer agent and disbursing agent for dividends and other distributions in respect of our Series A Preferred Stock is Broadridge Corporate Issuer Solutions, Inc.

Stock Issued for Cash

During the twelve months ended December 31, 2024 or 2023, we did not issue any securities.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. As of December 31, 2023, our last tax return completed to date, we have a net operating loss of $30.8 million which reduces our taxable net income, thereby reducing the amount we are required to distribute to our shareholders as dividends, until such Net Operating Losses are exhausted.

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

As of December 31, 2024, the Trust has not repurchased any shares of stock under the stock repurchase program.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

Power REIT’s 2020 Equity Incentive Plan (the “2020 Plan”), which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The 2020 Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002 which is subject to adjustment per the 2020 Plan.

The following table provides information regarding our equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)(1)
Equity compensation plans approved by security holders	192,778	13.44	1,925,002
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	192,778	13.44	1,925,002

(1) The number of shares of our common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and ending on and including January 1, 2029, by 12.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Trustees.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated and Combined Consolidated Financial Statements and the related notes thereto of the Trust as of and for the years ended December 31, 2024 and December 31, 2023.

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 249 acres of land with approximately 2,112,000 square feet of existing or partially completed CEA properties in the form of greenhouses.

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

● Improving the operating results of our properties; and

●Taking steps to position the Trust for future growth opportunities.

Recent Events

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. The Trust is evaluating the potential to collect against this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes. (See Note 14—Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

On January 24, 2025 we entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which we may, from time to time, issue and sell our Common Shares, however, the Sales Agent is not obligated to sell any shares of Common Stock and there are limits on the dollar amount of shares of common stock we can sell pursuant to the Sales Agreement. In addition, our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more.

On December 26, 2024, a wholly owned subsidiary of Power REIT, PW CO CanRE JKL LLC, sold its interest related to a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Sherman 21 and 22 and was vacant and the construction was incomplete. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $80,000 and the net proceeds were used to pay down the loan secured by the greenhouse portfolio and pay other accrued expenses related to the property.

Effective October 1, 2024, PW CanRE Holdings entered into an extension of the forbearance agreement with the lender for the Greenhouse Loan. The forbearance agreement terminated on January 31, 2025 and has not been extended (see Note 14—Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to utility scale solar farms located in Salisbury, Massachusetts for gross proceeds of $1.2 million. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the Municipal Debt was assumed by the purchaser and the PWSS Term Loan was paid off.

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the year ended December 31, 2024.

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

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes assuming the proceeds are in excess of liabilities. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.89 million which included $2.1 million of seller financing provided to the buyers. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling greenhouse properties and/or re-leasing them in an effort to retire indebtedness and improve the overall performance going forward. A loan secured by the greenhouse portfolio is in default. As of this date of the filing, the previously disclosed forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Note 14—Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

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

Results of Operations

Results of Operations for the Year ended December 31, 2024 as compared to the year ended December 31, 2023

Revenue during the years ending December 31, 2024 and 2023 was $3,049,875 and $2,222,483, respectively. Revenue during the year ended December 31, 2024, consisted of rental income of $1,135,193, direct financing lease income of $915,000, rental income – related parties of $785,000 and other income of $214,682. The increase in total revenue was primarily related an increase of $785,000 of rental income - related parties which was a security deposit recognized as income, a decrease of $3,955 in rental income from unrelated parties, and a increase in other income of $46,347.

Expenses for the year ended December 31, 2024 increased $10,741,325 as compared to 2023. This is primarily due to a larger non-cash impairment charge of approximately $20.0 million in 2024 versus a non-cash impairment charge of $8.2 million in 2023. The impairment charge relates to a write-down of the value of greenhouse properties. Property expenses, property taxes, general and administrative expense and depreciation expense all decreased in 2024 by $398,457, $44,218, $258,658 and $1,440,762, respectively which were offset by an increase in interest expense of $1,164,296 in 2024. The depreciation expense decrease was due to assets within the CEA portfolio considered assets held for sale.

Other income decreased by $431,295 due to a decrease in the gain on disposal of assets of $806,787 in 2024. In 2023 an expense due to debt modification of $160,000 occurred whereas in 2024, non-cash income increased by $215,492 for forgiveness of accounts payable.

Net loss attributable to common shareholders during the years ended December 31, 2024 and 2023 was $25,363,569 and $15,018,342, respectively. Net loss attributable to common shareholders increased by $10,345,227.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

During 2024, the Trust’s revenue has been concentrated from certain tenants. For the fiscal year ended 2024, Power REIT collected approximately 88% of its consolidated revenue the tenants of three properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represent 32%, 28% and 28% of consolidated revenue respectively. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from the tenants of two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 45% and 39% of consolidated revenue respectively. The concentration percentages include the income from the recognition of security deposits related to defaulted leases.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $2,231,586 as of December 31, 2024, a decrease of $1,873,298 from December 31, 2023. During the twelve months ended December 31, 2024, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan. Of the total amount of cash as of December 31, 2024, approximately $2.2 million is non-restricted cash available for general corporate purposes and $37,000 is restricted cash related to the Greenhouse Loan.

Our current loan liabilities totaled approximately $17.4 million as of December 31, 2024. The current loan liabilities include approximately $16.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is in default and is non-recourse to the Trust. We are not current on payment of property taxes for the greenhouse portfolio which are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,162,000. If the property tax remains delinquent, the greenhouse portfolio will be subject to foreclosure actions starting in the first quarter of 2026.

On a consolidated basis, the Trust’s current liabilities far exceed current assets. For the twelve months ended December 31, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern as a result of current liabilities that far exceed current assets, net losses incurred, and increased property expenses related to the greenhouse portfolio. If the Trust’s plan to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide liquidity to support our operations. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity. In addition, we are continuing to explore options related to a resolution of the Greenhouse Loan (see Note 14 - Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

In 2024, the Trust sold four properties in an effort to help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was eliminated from liabilities. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and generated approximately $345,000 of restricted cash from the seller financing provided which had a remaining balance of $ 1,005,000 at December 31, 2024 and should help with liquidity to service the Greenhouse Loan. We sold one greenhouse property in a transaction that produced approximately $51,000 with the net proceeds used to service the Greenhouse Loan.

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. The Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. The status with the lender may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the PW CanRE Holdings entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Note 14—Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

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

To meet our working capital and longer-term capital needs, we rely on cash provided by our operating activities, proceeds received from the issuance of equity securities, proceeds received from borrowings, which may be secured by liens on assets as well as proceeds from the sale of assets. Based on our leases in place as of December 31, 2024, we anticipate generating approximately $1,700,000 in cash rent from PWRS and PWV. In addition, the Trust sold four properties in 2024 for approximately $2.6 million and is seeking additional property sales that may occur over the next twelve months. Of the approximately $2.6 million, the Trust received unrestricted net proceeds of approximately $662,000 related to the sale of a solar ground lease and $105,000 of restricted net proceeds that were used to service the Greenhouse Loan. At December 31, 2024, we owed debt in the principal amount of approximately $37,400,000 of which $14,500,000 relates to PWV, approximately $6,700,000 relates to PWRS, and approximately $16,700,000 relates to the Greenhouse Loan. The debt service, related to the PWV and the PWRS loans is anticipated to be approximately $750,000 over the next twelve months and the Greenhouse Loan is currently in default and the subject of litigation so the balance is currently due along with a default rate of interest. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing will be available when needed on favorable terms.

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

As previously disclosed, on September 3, 2024, the Trust received a letter from the NYSE American regarding a lack of compliance with listing requirements (the “Deficiency Letter”). Specifically, since the Trust had incurred losses in two out of the last three years, it is required to have total equity of greater than $2 million, while it reported stockholders’ equity of $322,626 at June 30, 2024. As part of evaluating a plan to comply with the NYSE American listing requirements, the Trust embarked on analysis of the accounting treatment for its Preferred Shares which historically were classified as Mezzanine Equity. Based on its review, the Trust determined that the Preferred Shares should be treated as Equity. The Trust retained a qualified third-party consultant to assist with its analysis of the accounting treatment for the Preferred Shares. Ultimately, the Trust concluded that it had incorrectly classified the Preferred Shares on its balance sheet and that they should be treated as Equity (not mezzanine equity) and the financial statements should be re-stated accordingly.

While the Trust believes that the restatement may be material from a quantitative perspective, it does not believe that the restatement is material from a qualitative standpoint other than for the second quarter of 2024 as a result of the non-compliance with the NYSE listing requirements. Accordingly, on September 24, 2024, the Trust filed an amended quarterly report on Form 10-Q for the quarter ended June 30, 2024 (the “10-Q/A”). Management concluded that for the rest of the prior periods, the error was immaterial and corrected within the 10-Q/A.

The only changes to the financial Statements contained in the original Form 10-Q and the 10-Q/A for the quarter ended June 30, 2024 were:

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

Borrowings

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had approximately 9 years remaining. The Municipal Debt had a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2024 and December 31, 2023 is approximately $0 and $51,000, respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan had a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan was secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2024 and December 31, 2023 is approximately $0 and $456,000 (net of approximately $0 of capitalized debt costs), respectively. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2024 and December 31, 2023 was approximately $6,492,000 (net of approximately $213,000 of capitalized debt costs) and approximately $6,957,000 (net of unamortized debt costs of approximately $235,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2024 was approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs).

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

Debt issuance expenses of $0 have been capitalized during the twelve months ended December 31, 2024 and 2023, respectively. Amortization of approximately $0 and $265,000 has been recognized for the twelve months ended December 31, 2024 and 2023, respectively and $0 and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the twelve months ended December 31, 2024 and 2023. The balance of the loan as of December 31, 2024 and December 31, 2023 is approximately $16,720,000 (net of approximately $0 of debt costs) and $14,358,000 (net of approximately $0 of debt costs). During the twelve months ended December 31, 2024 and 2023, the Trust recognized $0 and $160,000, respectively of loan modification expense. During the twelve months ended December 31, 2024 and 2023, the Trust recognized approximately $850,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the twelve months ended December 31, 2024, approximately $3,384,000 of accrued loan expenses related to the Greenhouse Loan is classified as current portion of long-term debt on the Balance Sheet.

As of December 31, 2024, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $16,720,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties would result in a decrease in assets and potential income to Power REIT. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the Trust entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of this filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Subsequent Events).

The amount of principal payments remaining on Power REIT’s consolidated debt as of December 31, 2024 is as follows:

Total Debt

2025	$17,468,764
2026	$791,212
2027	$835,036
2028	$880,909
2029	$928,923
Thereafter	$16,985,073
Long term debt	$37,889,917

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

The accounting policies that we consider to be our “critical accounting policies” are those that we believe are either the most judgmental or involve the selection or application of alternative accounting policies, and that in each case are material to our consolidated financial statements. We believe that our Impairment of Lont-Lived Assets policy Asset Impairment policies meets these criteria.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022, the third quarter of 2023 and in all four quarters of 2024, the Trust concluded that an impairment of value of certain assets within its CEA portfolio was appropriate based on market conditions. These impairments also take into account assets held for sale which are accounted for at the lower of carrying amount and fair value less cost to sell, and the write off of the lease of any associated lease intangible. In 2024, we recorded approximately $20 million and in 2023, we recorded approximately $8.2 million in non-cash impairment charges. The impairment in 2024 was based on an assessment of estimated values of the greenhouse portfolio. A further decline in the estimated fair values of our assets could result in additional impairment charges in the future. It is possible that such impairments, if required, could be material. There can be no assurance that the impaired carrying values will equate to the ultimately realizable value of such assets.

For further information, see Note 2 – Significant Accounting Policies to the consolidated financial statements appearing following Item 16 of this document, which is incorporated herein by reference. The significant accounting policies are not deemed to be Critical Accounting estimates.

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

CORE FUNDS FROM OPERATIONS (FFO)

	Years ended December 31,
	2024	2023
Revenue	$3,049,875	$2,222,483

Net Loss	$(24,710,741)	$(14,365,513)
Stock-Based Compensation	693,575	885,314
Interest Expense - Amortization of Debt Costs	31,391	290,554
Amortization of Intangible Lease Asset	227,488	227,488
Depreciation on Land Improvements	819,893	2,260,655
Impairment Expense	19,954,260	8,235,136
Gain on sale of property	(247,136)	(1,053,923)
Core FFO Available to Preferred and Common Stock	(3,231,270)	(3,520,289)

Preferred Stock Dividends	(652,828)	(652,829)

Core FFO Available to Common Shares	$(3,884,098)	$(4,173,118)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661

Core FFO per Common Share	(1.15)	(1.23)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this document and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2024, the Trust concluded that the classification of its Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (the “Preferred Shares”), should properly be classified as Equity and historically it had been treated as Mezzanine Equity (in between Liabilities and Equity) on the Consolidated Balance Sheet. The Preferred Shares in question were initially classified as mezzanine equity based on an incorrect interpretation of the accounting guidance. However, upon further analysis, it is clear that the Preferred Shares meet the criteria for classification as equity under the applicable accounting standards. Based on this, the Trust has restated its financial statements to properly treat the Preferred Shares.

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

As of December 31, 2024, management has completed an evaluation, risk assessment and monitoring of the Trust’s internal controls over financial reporting and the Trust determined that that the reclassification of historical accounting treatment of the Preferred Shares represents a Material Weakness in our process and controls and that we had ineffective Disclosure Control and Procedures related thereto. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Trust carried out an evaluation, with the participation of the Trust’s management, including the Trust’s Board of Directors, of the effectiveness of the Trust’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Trust’s management concluded that the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the quarter ended December 31, 2024, the Trust analyzed and documented accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective. These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

Remediation Plan

To address the material weakness described above, we engaged an independent third party to enhance our analysis of accounting policies.

Limitations on the Effectiveness of Controls.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Trust have been detected. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

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

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our trustees or officers of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of March 29, 2025. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee or Officer Since	Position

David H. Lesser	59	2009*	Chairman of Board of Trustee, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary and Treasurer
Susan P. Hollander	56	2020	Chief Accounting Officer (CAO)
William S. Susman	61	2010*	Trustee Chairman of Compensation Committee Chairman of Nominating Committee Chairman of Special Committee – Related Party Transactions Member of the Audit Committee
Patrick R. Haynes, III	41	2011*	Trustee Member of Nominating Committee Member of Compensation Committee Member of Special Committee – Related Party Transactions
Dionisio J. D’Aguilar	60	2022	Trustee Member of Nominating Committee Chairman of Audit Committee Member of Special Committee – Related Party Transactions

*	Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

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

William S. Susman has over 25 years of investment banking experience, including significant experience in the transportation and railroad industry. As the former head of Merrill Lynch’s Transportation and Consumer Group, Mr. Susman advised numerous railroad clients, including Burlington Northern, CSX, Kansas City Southern, Norfolk Southern Railways, TMM and Union Pacific. In January 2024, Mr. Susman sold Threadstone Capital, a boutique investment bank he founded to Cascadia Capital, a nationally recognized independent investment banking advisory firm. Today Mr. Susman leads Cascadia’s consumer, retail and e-commerce investment banking practice. Prior to founding Threadstone Advisors in 2011, he was President of Financo, an investment bank focused on retail and consumer goods, where he worked from 2004-2011. Mr. Susman began his investment banking career at Salomon Brothers, in their transportation group. Mr. Susman sits on the boards of two private companies: Preferred Fragrances and Jonathan Adler Enterprises. Mr. Susman is a graduate of the University of Michigan, with a B.S. in Business Administration and a Masters from the Kellogg Graduate School of Management at Northwestern University.

Mr. Susman has been a trustee and Power REIT’s Compensation Committee Chairman since December 2011, Chairman of the Nominating Committee since August 2012, Chairman of the Special Committee – Related Party Transactions since March 11, 2022 and member of the Audit Committee since February, 2024. Mr. Susman has been a trustee of P&WV from May 2011 to the present and was P&WV’s Compensation Committee Chairperson from August 2011 to December 2011.

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

Mr. Haynes is currently the founder and managing principal of Jackson River Capital (“JRC”). JRC is a private commercial real estate holding company founded by Mr. Haynes in 2014 that sponsors/co-sponsors commercial real estate investments and platforms seeking to generate attractive risk-adjusted returns. Through JRC has, Mr. Haynes has co-founded multiple investment platforms focused on healthcare, hospitality, and multifamily properties. Most recently, Mr. Haynes co-founded Wellness Real Estate Partners (WREP), a private real estate investment platform that actively acquiring net-leased real estate in the behavioral health industry.

Prior to forming JRC, Mr. Haynes was employed by Alliance Partners HSP (“Alliance”), a family office backed opportunistic real estate investment and development company.

Prior to joining Alliance, Mr. Haynes worked for the Rockefeller Group Investment Management Corp. (“RGIM”), a newly launched investment management subsidiary owned by Mitsubishi Estate. At RGIM he was responsible for the financial analysis for RGIM’s corporate acquisitions and direct real estate investments and supported institutional fundraising and business development. Mr. Haynes began his career at Lehman Brothers in 2007 in the real estate private equity group where he performed financial analysis, market research and due diligence for over $2.0 billion in potential real estate acquisitions across all asset classes nationally. Following the bankruptcy, Mr. Haynes supported the successful management led buyout of the real estate private equity funds’ advisory business from the LB estate, responsible for the management of approximately $18 billion in real estate assets globally. Mr. Haynes remained with the go-forward venture created by the fund’s management, Silverpeak Real Estate Partners (“Silverpeak”), until joining RGIM.

Mr. Haynes has over 14 years of experience serving on the board of Power REIT. Mr. Haynes has been a Trustee and a member of Power REIT’s Compensation Committee since December 2011, a member of the Nominating Committee since August 2012 and a member of the Special Committee – Related Party Transactions since March 2022. Mr. Haynes has been a trustee of P&WV from May 2011 to the present and was a member of P&WV’s Compensation Committee from August 2011 to December 2011 and a member of P&WV’s Audit Committee from 2010 to December 2011. He is considered to be an independent trustee in accordance with the NYSE American Company Guide.

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

CORPORATE GOVERNANCE

Overview and Leadership Structure

In accordance with our Declaration of Trust and Bylaws, our Board of Trustees elects the Chairman of the Board and our executive officers, and each of these positions may be held by the same or separate persons. Our corporate governance guidelines do not include a policy on whether the role of the Chairman and Chief Executive Officer should be separate or, if not, whether a lead independent trustee is to be elected. From February 2011, Mr. Lesser, the Chairman of our Board of Trustees, has also served as our Chief Executive Officer. Our Board has determined its leadership structure is appropriate and effective given our size and our state of development. The Board of Trustees shall review the need for any changes to these arrangements from time to time in light of the Trust’s changing business needs.

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

Audit Committee

During 2024, our Audit Committee was Chaired by Dionisio D’Aguilar and William Susman served as a member. The Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide. Mr. Wenger served as chairman of the Audit Committee until February 2024, when he passed away, Mr. D’Aguilar was appointed as chair and Mr. Susman was appointed a member of the Audit Committee. The Board of Trustees has determined that Mr. D’Aguilar met the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

During 2024, the Audit Committee took action by written consent two times. The Audit Committee’s charter is available on the Trust’s website at: www.pwreit.com.

Compensation Committee

During 2024, our Compensation Committee consisted of two independent trustees under the rules of the NYSE American Company Guide: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

●	establish and periodically review the adequacy of the compensation plans for our executive officers and other employees;
●	review the performance of executive officers and adjust compensation arrangements as appropriate;
●	establish compensation arrangements for our non-executive trustees; and
●	evaluate and make grants under the Trust’s 2020 Equity Incentive Plan and other stock grants pursuant to authority delegated to it by the Board of Trustees;
●	review and monitor management developments and succession plans and activities.

During 2024, the Compensation Committee did not meet. During 2023, the Compensation Committee approved and adopted an amendment to the Charter of the Compensation Committee to establish a Compensation Clawback Policy. The Compensation Committee also recommended the adoption of the Compensation Clawback Policy to the Board of Trustees which subsequently approved and adopted the Compensation Clawback Policy. The Compensation Committee charter is available on the Trust’s website at: www.pwreit.com.

Nominating Committee

During 2024, the Nominating Committee was chaired by William S. Susman with Dionisio D’Aguilar and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement. The Nominating Committee did not meet in 2024.

Trustee Nomination Process

The Nominating Committee is responsible for developing and evaluating potential trustee candidates for consideration in the event of a vacancy on the Board of Trustees, and making nominee recommendations to the Board of Trustees. The Nominating Committee seeks candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Trust’s management in the best interests of its shareholders, customers and employees, as well as the communities it serves and other affected parties. Nominee candidates must be willing to regularly attend committee and Board of Trustees meetings, to develop a strong understanding of the Trust, its businesses and its requirements, to contribute his or her time and knowledge to the Trust and to be prepared to exercise his or her duties with skill and care. In addition, each candidate should have an understanding of relevant governance concepts and the legal duties of a trustee of a public company. The Nominating Committee will consider trustee candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, based on whether or not the candidate was recommended by a stockholder.

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

Special Committee – Related Party Transactions

During 2024, the Special Committee – Related Party Transactions (“the Special Committee”) was Chaired by William Susman with Patrick R. Haynes, III and Dionisio J. Aguilar serving as members. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees. The Special Committee did not meet during 2024.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) that is designed to promote compliance with federal and state securities laws and regulations, as well as the rules and regulations of the NYSE American. The Insider Trading Policy provides our standards on trading and causing the trading of our securities while in possession of material nonpublic information. It prohibits trading in certain circumstances and applies to all of our trustees, officers and employees as well as independent contractors or consultants who have access to material nonpublic information obtained through involvement with our company. Additionally, our Insider Trading Policy imposes special additional trading restrictions applicable to all of our trustees and executive officers and to such persons’ family members who live in such persons’ households. The Insider Trading Policy also requires us to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in our own securities.

Item 11. Executive Compensation.

Trustee Compensation

There was no compensation paid to our independent trustees for the fiscal year ending December 31, 2024, see the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (Shares)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

William S. Susman	$-	$-	-	$-	$-	$-	$-
Patrick R Haynes, III	$-	$-	-	$-	$-	$-	$-
Dionisio D’Aguilar	$-	$-	-	$-	$-	$-	$-

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2024 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Shares Subject to Outstanding Stock Awards

William S. Susman	10,000	-
Patrick R Haynes, III	10,000	-
Dionisio D’Aguilar	10,000	-

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our named executive officers, consisting of our principal executive officer and principal accounting officer for the last two fiscal years ending December 31 is set forth in the table below:

Name and Principal Positions	Year	Salary	Bonus	Stock Awards	Option Awards (Shares)	All Other Compensation	Total

David H. Lesser, Chairman, CEO, CFO, Secretary and Treasurer	2024	$150,000	$-	$-	-	$-	$150,000
	2023	$150,000	$-	$-	-	$-	$150,000

Susan Hollander, CAO	2024	$66,000	$-	$-	-	$-	$66,000
	2023	$66,000	$-	$-	-	$-	$66,000

The following table sets forth outstanding option equity and restricted stock awards granted to our named executive officers as of December 31, 2024:

Outstanding Equity Awards at Fiscal Year End

Option Awards					Stock Awards
Name	Number of shares underlying unexercised options (exercisable) (1)	Number of shares underlying unexercised options (unexercisable)(1)	Option exercise price	Option expiration date	Number of shares that have not vested		Market value of shares that have not vested (3)
David H. Lesser, CEO, CFO, Secretary and Treasurer	120,833	29,167	$13.44	7/15/2032
	-	-	-		3,889	(2)	5,172
Susan Hollander, CAO	6,042	1,458	$13.44	7/15/2032	-		-

(1)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vest monthly in a series of 36 equal monthly installments starting on August 1, 2022.
(2)	Shares were granted on July 15, 2022 and vest monthly over 36 months on a pro-rata basis starting August, 2022.
(3)	Based on the price of our common stock as of December 31, 2024 which was $1.33.

2020 Equity Incentive Plan

The 2020 Plan was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020

Eligibility; Type of Awards

The 2020 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards, or collectively, awards. ISOs may be granted only to our employees, including our officers, and the employees of our affiliates. All other awards may be granted to our officers, our non-employee directors and consultants and the employees and consultants of our affiliates.

Authorized shares

The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan was initially limited to 239,117 shares consisting of (A) the shares reserved and available for issuance pursuant to the grant of new awards upon the effectiveness of the 2020 Plan, and (B) the shares subject to stock options or other awards granted under the Power REIT 2012 Equity Incentive Plan, as amended (the “Predecessor Plan”), that on or after the 2020 Plan became effective, should terminate or expire prior to exercise or settlement; not issued because the award is settled in cash; be forfeited because of the failure to vest; or be reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and ending on and including January 1, 2029, by 12.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2020 Plan is 239,117 shares. As of December 31, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002.

Shares issued under our 2020 Plan are authorized but unissued or reacquired shares of our common stock. Shares subject to awards granted under our 2020 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under our 2020 Plan. Additionally, shares issued pursuant to awards under our 2020 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award, become available for future grant.

Non-employee director limits

The maximum number of shares of our common stock subject to stock awards granted during a single fiscal year to any non-employee director with respect to any calendar year that follows the calendar year in which such individual is first appointed or elected to the Board, taken together with any cash fees paid to such non-employee director during the fiscal year, shall not exceed $750,000 in total value and with respect to the calendar year in which a non-employee director is first appointed or elected to the Board, will not exceed $1,500,000 in total value (in each case, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes and excluding, for this purpose, the value of any dividend equivalent payments paid pursuant to any stock award granted in a previous fiscal year).

Plan administration

The Board, or a duly authorized committee of the Board, may administer our 2020 Plan. The Board has delegated concurrent authority to administer our 2020 Plan to the Compensation Committee under the terms of the Compensation Committee’s charter. We sometimes refer to the Board, or the applicable committee with the power to administer our equity incentive plans, as the administrator. The administrator may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified awards, and (2) determine the number of shares subject to such awards.

The administrator has the authority to determine the terms of awards, including recipients, the exercise, purchase or strike price of awards, if any, the number of shares subject to each award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise or settlement of the award and the terms of the award agreements for use under our 2020 Plan.

Stock Options

ISOs and NSOs are granted pursuant to stock option agreements adopted by the administrator. The administrator determines the exercise price for a stock option, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2020 Plan vest at the rate specified by the administrator.

The administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that either an exercise of the option or an immediate sale of shares acquired upon exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the administrator.

Options may not be transferred to third party financial institutions for value. Unless the administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Restricted Stock Awards

Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the administrator. Restricted stock awards may be granted in consideration for cash, check, bank draft or money order, services rendered to us or our affiliates, or any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards

Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights

Stock appreciation rights are granted pursuant to stock appreciation right grant agreements adopted by the administrator. The administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the administrator.

The administrator determines the term of stock appreciation rights granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards

Our 2020 Plan permits the grant of performance-based stock and cash awards. The administrator can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the common stock

The performance goals may be based any measure of performance selected by the administrator. The administrator may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the administrator will appropriately make adjustments in the method of calculating the attainment of the performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Awards

The administrator may grant other awards based in whole or in part by reference to our common stock. The administrator will set the number of shares under the award and all other terms and conditions of such awards.

Changes to Capital Structure

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2020 Plan; (2) the class and maximum number of shares by which the share reserve may increase automatically each year; (3) the class and maximum number of shares that may be issued upon the exercise of incentive stock options; and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding awards.

Corporate Transaction; Change in Control

The 2020 Plan provides that in the event of a corporate transaction, as defined in the 2020 Plan, the following provisions will apply to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by the administrator at the time of grant of a stock award:

Any stock awards outstanding under the 2020 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company).

If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction)

If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of common stock in connection with the corporate transaction, over (ii) any per share exercise price payable by such holder provided in the stock award, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of common stock.

In addition, the Board has the sole and complete discretion to determine to accelerate vesting and exercisability of all or any awards in the event of a corporate transaction.

Under the 2020 Plan, a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control, as defined in the 2020 Plan, as may be provided in the stock award agreement for such stock award or in any other written agreement between us and a participant, but in the absence of such a provision, no such acceleration will occur.

Transferability

A participant may not transfer awards under our 2020 Plan other than by will, the laws of descent and distribution or as otherwise provided under our 2020 Plan.

Plan amendment or termination

The Board has the authority to amend, suspend, or terminate our 2020 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date the Board adopted our 2020 Plan. No awards may be granted under our 2020 Plan while it is suspended or after it is terminated.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy on the timing of awards of options in relation to our disclosure of material nonpublic information. The compensation committee does not seek to time equity grants to take advantage of information, either positive or negative, about us that has not been publicly disclosed. Option grants are generally effective on the date the award determination is made by the compensation committee, and the exercise price of options is the closing market price of our common stock on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

COMPENSATION DISCUSSION

The Trust’s compensation program is designed to incentivize key individuals to provide services of value to the Trust, including services in the long-term interest of the Trust. Neither the CEO, nor the CAO have written employment agreements and are both part-time employees. Over the last few years, the Trust has focused on minimizing cash compensation. The compensation program historically has consisted primarily of occasional option grants and restricted stock grants to our independent trustees, occasional option grants and restricted stock grants to our CEO and occasional option grants to our CAO in additions to the cash salary paid to our CEO and CAO. The Trust believes this approach provides the Trust with increased flexibility to vary the amounts and types of compensation paid to the Trust’s executive officer, to serve the goals of:

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

In furtherance of these compensation goals, the Compensation Committee approved certain stock grants and option during 2022 to our trustees and CEO and an option grant to our CAO. During 2023 and 2024 there were no stock grants or options granted to our trustees or officers. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of March 28, 2025, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and named executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,389,661 shares of our Common Shares outstanding as of March 31, 2025.

	Beneficially Owned at March 31, 2025
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Named Executive Officers
David H. Lesser (1)	725,164	20.54%
Susan P. Hollander(2)	9,383	*
William S. Susman(3)	16,861	*
Patrick R. Haynes, III(4)	29,670	*
Dionisio D’Aguilar(5)	10,044	*

All trustees and current executive officers as a group (5 persons)	791,122	22.18%

*	Less than 1%

(1) Mr. Lesser beneficially owns (i) 725,164 shares of common shares, which includes: (a) 514,818 shares owned directly or indirectly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“13310”), for which Mr. Lesser acts as the Co-Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 141,667 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 28, 2025. Does not include 68,335 shares of common shares owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Ms. Susan P. Hollander beneficially owns (i) 2,300 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 7,083 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 31, 2025.

(3) Mr. William S. Susman beneficially owns (i) 7,417 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 9,444 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 31, 2025.

(4) Mr. Haynes beneficially owns (i) 29,670 shares of common shares, which includes: (a) 8,719 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 9,444 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 31, 2025.

(5) Mr. Dionisio D’Aguilar beneficially owns (i) 600 shares of common stock and (ii) 10-year options granted on July 15, 2022 to purchase 9,444 shares of our common stock at $13.44 per share which have vested or will vest within 60 days of March 31, 2025.

Changes in Control

None

Equity Compensation Plan Information

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “Related Party Transactions” since January 1, 2023.

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC was a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2024, these properties are currently not operational and the tenant have defaulted on the leases and vacated the premises. Total rental income recognized for the twelve months ended December 31, 2024 and 2023 is $0 from the tenants that are affiliated with MILC in Colorado, Oklahoma and Nebraska. Total rental income recognized for the twelve months ended December 31, 2024 was $785,000 from the tenant affiliated with MILC in Michigan based on the recognition of a security deposit as income during the third quarter of 2024. Total rental income recognized for the twelve months ended December 31, 2023 is $0 from the tenants that are affiliated with MILC in Michigan. Power REIT retained former employees of MILC to maintain the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the years ended December 31, 2024 and 2023, total payments to MILC for payroll was $0 and $162,700, respectively. This arrangement ended in January 2024.

Effective March 1, 2022, the lease relating to a property in York County, Maine (the “Sweet Dirt Property”) owned by our subsidiary PW SD was amended (the “Sweet Dirt Lease Second Amendment”) to provide that PW SD would contribute $3,508,000 to fund certain improvements to the Sweet Dirt Property, including the construction of a Cogeneration / Absorption Chiller. A portion of the property improvement budget, amounting to $2,205,000, was to be paid to IntelliGen Power Systems LLC (“IntelliGen”) which is owned by Hudson Bay Partners (“HBP”), an affiliate of David Lesser, our Chairman and CEO. As of December 31, 2024 and 2023, $1,102,500 has been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD, such that no further funds would be due or paid to IntelliGen with a corresponding reduction in lease payments to maintain the same overall yield.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Effective January 20, 2015, the Trust retained MaloneBailey, LLP as its independent registered public accounting firm. MaloneBailey, LLP billed the Trust $201,331 and $178,260 for professional services in the years ended 2024 and 2023, respectively, related to the annual audit of the Trust’s financial statements and the inclusion of financial statements and other financial information in the Trust’s quarterly reports on Form 10-Q, registration statements and other submissions to the SEC.

Audit-Related Fees

The Trust did not pay any Audit Related Fees in the years ended December 31, 2024 and 2023.

Tax Fees

The Trust has engaged Malone Bailey, LLP to prepare its 2023 and 2022 tax return. The trust paid Malone Bailey, LLP $14,420 and $13,390 in 2024 and 2023 for professional services rendered related to the preparation of tax returns.

All Other Fees

No other fees were paid for 2024 or 2023.

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

All of the engagements for services rendered in 2024 and 2023 by the Trust’s independent auditors were pre-approved by the Audit Committee.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrants Form 8-A12B (File No. 001-36312) filed with the Commission as of February 11, 2014.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-36312) filed with the Securities and Exchange Commission as of March 24, 2021.

10.1	Lease Agreement between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated July 12th, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of July 15, 2019.

10.3	Lease between True North Energy, LLC and True North LLC (PW Salisbury Solar LLC), dated December 1, 2011 incorporated herein by reference to Exhibit 10.5 to the annual report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.4	Assignment and Assumption of Lease between True North, LLC and PW Salisbury Solar LLC, dated December 31, 2012, incorporated herein by reference to such Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.5	Lease between PW Regulus Solar, LLC and Regulus Solar, LLC, dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.6	Amendment to Lease Agreement between PW CO CanRE JAB LLC and JAB Industries Ltd dba WildFlower Farms (Maverick), dated November 1st, 2019, incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.7	Loan Agreement between CTL Lending Group LLC and PW PWV Holdings LLC, dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.8	Lease Agreement related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 20, 2020.

10.9	Lease Amendment Related to Maverick Lot 5, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 1, 2020.

10.10	Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of May 15, 2020.

10.11	First Amendment to Lease Agreement with NorthEast Kind Assets, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.12	Lease Amendment with Green Street LLC, dated August 25, 2020, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 18, 2020.

10.13	Lease Agreement with Fifth Ace, LLC, incorporated herein by reference to Exhibit 10.1 to such exhibit to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of September 21, 2020.

10.14	Lease Agreement with PSP Management LLC, dated October 15, 2020, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of October 16, 2020.

10.15	Lease Agreement with Green Mile Cultivation LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of December 7, 2020.

10.16	Form of Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.17	Lease Agreement with The Grail Project LLC, dated January 1, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 4, 2021.

10.18	Lease Agreement with DOM F LLC, dated January 14, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.19	Lease Agreement with Fiore Management, LLC, dated April 14, 2017, as amended on August 31, 2017, February 1, 2018 and April 1, 2019, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 4, 2021.

10.20	Lease Amendment related to The Grail Project, LLC, dated February 19, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on February 23, 2021.

10.21	Lease Agreement with The Gas Station, LLC, dated March 11, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 12, 2021.

10.22	Lease Agreement with Cloud Nine LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 20, 2021.

10.23	Lease Agreement with Walsenburg Cannabis LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on May 24, 2021.

10.24	Lease Agreement with VinCann LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on June 11, 2021.

10.25	Lease Agreement with to JKL2 LLC, dated June 18, 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange CommissiononJune21,2021.

10.26	Lease Agreement with Marengo Cannabis LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on September 9, 2021.

10.27	Lease Amendment with Marengo Cannabis LLC, dated November 2, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 4, 2021.

10.28	Lease Agreement with Golden Leaf Lane LLC, dated November 5, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on November 8, 2021.

10.29	Second Lease Amendment with NorthEast Kind Assets LLC, dated March 21, 2022, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 21, 2022.

10.30	Loan Agreement between PW CanRE Holdings LLC and Lender, dated December 21, 2021 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.31	Purchase Agreement between M. Shapiro Management Company, LLC as Court Appointed Receiver and Power REIT dated May 10, 2021, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 31,2022.

10.32	Lease Agreement with Millennium Produce of Nebraska LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.33	Second Lease Amendment between PW ME CanRe SD LLC and NorthEast Kind Assets LLC dated March 21, 2022, incorporatedby reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 21, 2022.

10.34	Second Lease Amendment between PW CO CanRE Walsendburg LLC and Walsenburg Cannabis LLC, dated January 1, 2022, incorporated by reference to Exhibit 10.45 to the Current Report on Form 10-Q (File No. 001-36312) filed with the Securities and Exchange Commission on May 9, 2022.

10.35	Purchase and Sale Agreement between PW MillPro NE LLC and O’Neill Ventures, Inc. dated March 4, 2022, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on April 1, 2022.

10.36	Second Amendment to Lease Agreement between PW MI CanRE Marengo LLC and Marengo Cannabis LLC dated June 27, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on July 5, 2022.

10.37	Sales Agreement, dated January 24, 2025, by and between Power REIT and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 24, 2025.

10.38†	Power REIT 2020 Equity Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36312) filed with the Commission on May 29, 2020.

10.39†	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy adopted on November 20, 2023, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 29, 2024.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer
(Principal executive officer and principal financial officer)

Date: March 31, 2025

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

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	March 31, 2025
David H. Lesser	CFO, Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 31, 2025
Susan Hollander

/s/ William S. Susman	Trustee	March 31, 2025
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 31, 2025
Patrick R. Haynes, III

/s/ Dionisio D’Aguilar	Trustee	March 31, 2025
Dionisio D’Aguilar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, reduced revenues, and increase of expenses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Controlled Environment Agriculture (“CEA”) properties

Description of the Matter

As described in Notes 2 and 8 to the consolidated financial statements, properties to be held and used are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on properties held and used when the expected undiscounted cash flows for a property are less than it’s carrying amount, at which time the property is written down to its estimated fair value. Properties classified as held for sale are recorded at the lower of their carrying amount or estimated fair value less costs to sell. Due to significant price compression in the wholesale cannabis market, all of the Company’s cannabis related tenants are currently experiencing severe financial distress and collections from the CEA properties have diminished to a nominal amount. All that led to a significant decrease in the value of the CEA properties, which resulted in the Company recognizing a $20 million impairment loss for the year ended December 31, 2024. Management’s estimates of fair value are made using sales comparison approach. There are inherent uncertainties in making these assumptions. We identified the impairment of CEA properties as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of these CEA properties. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates of fair value.

How We Addressed the Matter in Our Audit

Our audit procedures related to the significant inputs and assumptions to the fair value of CEA properties included the following, among others: 1) we held discussions with management to understand individual property specific factors that impacted the Company’s fair value determination; 2) We assessed the reasonableness of the valuation methodology used; 3) We used the assistance of our fair value specialist to test assumptions and performing sensitivity analysis, where necessary; 4) We tested the inputs used in the fair value calculation; 5) We considered the properties disposed of in the period and subsequent period to evaluate if it provides any indication of error or bias in the fair value estimates.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
March 31, 2025

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Land	$4,470,000	$4,470,000
Net investment in direct financing lease - railroad	9,150,000	9,150,000

Total real estate assets	13,620,000	13,620,000

Cash and cash equivalents	2,194,502	2,202,632
Restricted cash	37,084	1,902,252
Prepaid expenses and deposits	207,177	210,686
Intangible lease asset, net of accumulated amortization	2,276,933	2,504,421
Deferred rent receivable	338,106	438,994
Mortgage loan receivables	1,602,000	850,000
Assets held for sale	25,817,005	48,481,255
Other assets	9,831	-
TOTAL ASSETS	46,102,638	$70,210,240

LIABILITIES AND EQUITY
Accounts payable	$173,700	$3,647
Accrued expenses	95,699	512,029
Liabilities held for sale	1,670,098	3,198,019
Current portion of long-term debt, net of unamortized discount	17,445,220	15,043,632
Long-term debt, net of unamortized discount	19,965,043	20,682,869
TOTAL LIABILITIES	39,349,760	39,440,196

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of December 31, 2024 and December 31, 2023)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	3,389	3,389
Additional paid-in capital	47,948,200	47,254,625
Accumulated deficit	(49,688,663)	(24,977,922)
Total Equity	6,752,878	30,770,044

TOTAL LIABILITIES AND EQUITY	$46,102,638	$70,210,240

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2024	2023
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	1,135,193	1,139,148
Rental income - related parties	785,000	-
Other income	214,682	168,335
TOTAL REVENUE	3,049,875	2,222,483

EXPENSES
Amortization of intangible assets	227,488	227,488
General and administrative	1,494,339	1,752,997
Property expenses	1,583,017	1,981,474
Property taxes	413,319	457,537
Depreciation expense	819,893	2,260,655
Impairment expense	19,954,260	8,235,136
Interest expense	3,866,140	2,701,844
TOTAL EXPENSES	28,358,456	17,617,131

OTHER INCOME (EXPENSE)
Gain on sale of properties	247,136	1,053,923
Loan modification expense	-	(160,000)
Forgiveness of accounts payable	350,704	135,212
TOTAL OTHER INCOME (EXPENSE)	597,840	1,029,135

NET LOSS	(24,710,741)	(14,365,513)

Preferred Stock Dividends	(652,828)	(652,829)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,363,569)	$(15,018,342)

Loss Per Common Share:
Basic	$(7.48)	$(4.43)
Diluted	(7.48)	(4.43)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661
Diluted	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	1.94	1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31 2024 and 2023

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(24,710,741)	(24,710,741)
Stock-Based Compensation	-	-	-	-	693,575	-	693,575
Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878

Balance at December 31, 2022	336,944	$8,489,952	3,389,661	$3,389	$46,369,311	$(10,612,409)	$44,250,243
Net Loss	-	-	-	-	-	(14,365,513)	(14,365,513)
Stock-Based Compensation	-	-	-	-	885,314	-	885,314
Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2024	2023
Operating activities
Net loss	$(24,710,741)	$(14,365,513)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	227,488	227,488
Amortization of debt costs	31,391	290,554
Loan modification expense	-	160,000
Stock-based compensation	693,575	885,314
Impairment expense	19,954,260	8,235,136
Forgiveness of Accounts Payable	(350,704)	(135,212)
Depreciation	819,893	2,260,655
Gain on sale of properties	(247,136)	(1,053,923)

Changes in operating assets and liabilities
Accounts receivable	-	62,198
Deferred rent receivable	100,888	320,818
Prepaid expenses and deposits	(454,729)	(28,627)
Other liabilities	298,779	-
Accounts payable	(181,667)	(573,258)
Tenant security deposits	(992,216)	517,492
Accrued expenses	3,450,210	578,165
Prepaid rent	(33,000)	(4,161)
Net cash used in operating activities	(1,393,709)	(2,622,874)

Investing activities
Cash received for sale of properties	1,270,973	5,243,456
Cash received for mortgage loan receivables	498,000	-
Investment in marketable securities	(9,752)
Change in value of marketable securities	(79)
Cash paid for purchase of equipment	-	(15,000)
Net cash provided by investing activities	1,759,142	5,228,456

Financing Activities
Principal payment on long-term debt	(2,495,785)	(2,348,569)
Proceeds received from debt	257,054	-
Net cash used in financing activities	(2,238,731)	(2,348,569)

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,873,298)	257,013

Cash and cash equivalents and restricted cash, beginning of period	$4,104,884	$3,847,871

Cash and cash equivalents and restricted cash, end of period	$2,231,586	$4,104,884

Supplemental disclosure of cash flow information:
Interest paid	$1,112,303	$2,249,281
Reclass of deferred debt issuance costs to liability upon reduction of total loan commitment	-	46,023
Financed equipment purchase	-	57,675
Mortgage loan receivables entered into in connection with sale of properties	1,250,000	850,000
Accrued interest and loan expenses transferred to loan	3,383,979	-

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2024, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 239 acres of land with approximately 2,066,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the twelve months ended December 31, 2024, the Trust did not declare quarterly dividends of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock. As of December 31, 2024, the total cumulative undeclared dividends are approximately $1,469,000.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, not all amounts are insured or guaranteed by the FDIC. Amounts included in restricted cash represents funds held by the Trust related to debt service payment reserve required by the lender for the loan secured by the greenhouse properties. See Note 7 for further discussion of the debt service payment reserve requirement. The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$2,194,502	$2,202,632
Restricted cash	37,084	1,902,252
Cash and cash equivalents and restricted cash	$2,231,586	$4,104,884

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Trust has adopted Segment Reporting effective with the filing of its Form 10-K for the year ended December 31, 2024.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. The Trust is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of December 31, 2024 and December 31, 2023, the total number of common stock equivalents was 192,778 and 197,500, respectively, and composed of stock options.

The following table sets forth the computation of basic and diluted Income per Share:

	Years Ended
	December 31,
	2024	2023

Numerator:

Net loss	$(24,710,741)	$(14,365,513)
Preferred Stock Dividends	(652,828)	(652,829)
Numerator for basic and diluted EPS - loss available to common shareholders	$(25,363,569)	$(15,018,342)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661

Basic and diluted loss per common share	$(7.48)	$(4.43)

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of December 31, 2024 and 2023, the Trust has several properties that are considered assets held for sale. See Note 8 for discussion of impairments of our assets held for sale.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the years ended December 31, 2024 and 2023, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available as they were for December 31, 2024, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the first quarter 2024, an impairment charge was expensed in the amount of approximately $550,000; during the second quarter, 2024, an impairment charge was expensed in the amount of approximately $17,449,000, during the third quarter 2024, an impairment charge was expensed in the amount of approximately $195,000 and during the fourth quarter 2024, an impairment charge was expensed in the amount of approximately $1,760,000. Therefore, the total impairment charge expense for the year ended December 31, 2024 is approximately $19,954,000 for assets all considered held for sale as of December 31, 2024. There was no impairment charge during the first, second and fourth quarter 2023. During the third quarter 2023, an impairment charge was recognized in the amount of approximately $8,235,000, totaling approximately $8,235,000 of impairment expense for the year ended December 31, 2023 for assets considered held for sale and held for use.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP equipment and 39 years for auxiliary buildings, except for PW Candescent, which was determined the buildings have a useful life of 37 years. For each of the twelve months ended December 31, 2024 and 2023, approximately $820,000 and $2,261,000 depreciation expense was recorded, respectively.

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the twelve months ended December 31, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the twelve months ended December 31, 2023, the Trust wrote off a net amount of approximately $315,000 in straight-line rent receivable against rental income. This was based on its assessment of collecting all remaining contractual rent on greenhouse property leases. These tenants’ rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease) During the twelve months ended December 31, 2024, the Trust recognized $992,216 of rental income for non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured:

	Year Ended
	December 31,
	2024	2023

Straight-Line Rent	$803,116	$929,769
Cash Basis Rent	124,861	209,379
Security Deposit Recognized as Rental Income	992,216	-
	$1,920,193	$1,139,148

Deferred rent receivable as of December 31, 2024 and 2023 is approximately $338,000 and $452,000, respectively.

Prepaid rent liability as of December 31, 2024 and 2023 is $0 and $33,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Tulare Solar, LLC (“PWTS”) was allocated on the Trust’s consolidated balance sheets between Land and Intangibles fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $237,000, which was being amortized over a 24.6-year period prior to its sale during the first quarter of 2023. For the year ended December 31, 2023, $0 of the intangibles were amortized. The PWTS asset was sold during 2023.

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2024 and 2023, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There was no impairment charge recorded for the twelve months ended December 31, 2024 and 2023.

The following table provides a summary of the Intangible Assets:

	For the Years Ended December 31,

		Accumulated Amortization	Accumulated Amortization
	Cost	Through 12/31/23	Through 12/31/24	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,209,127	$227,488	$2,276,933

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2025	$227,488
2026	$227,488
2027	$227,488
2028	$227,488
2029	$227,488
Thereafter	$1,139,493
Total	$2,276,933

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of December 31, 2024, the Trust owns publicly traded REIT securities with a fair market value of $9,831, based on the December 31, 2024 closing prices. As of December 31, 2023, the trust did not own any financial assets and liabilities carried at a fair market value.

Other Income

Other income included in Total Revenue for the twelve months ended December 31, 2024 and 2023 is approximately $215,000 (mainly interest income of approximately $215,000) and $168,000 (mainly settlement of property tax payable with the sale of one property of approximately $73,000 and interest income of approximately $87,000), respectively.

Forgiveness of Accounts Payable

Forgiveness of accounts payable for the twelve months ended December 31, 2024 and 2023 is approximately $351,000 and $135,000. These amounts in 2024 and 2023 are related to discounts obtained as part of written settlement agreements associated with litigations that were filed against subsidiaries of the Trust.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement (the “Anchor Settlement”) whereby Anchor will complete certain work at the greenhouse property in Michigan and the PW Defendants will pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the year ended December 31, 2024.

Other Assets

Other assets as of December 31, 2024 and 2023 is approximately $9,831 and $0, respectively.

Other Assets in 2024 represent common shares and warrants of a publicly traded REIT. The fair market value of our publicly traded REIT securities was $9,831, based on the December 31, 2024 closing prices.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectivity and deemed no allowance is needed as of September 30, 2024. The Note is owned by a subsidiary which has guaranteed the Greenhouse Loan which is in default and non-recourse to the Trust. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 was received which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan.

On January 6, 2024, PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. PW MF assessed the collectivity and deemed no allowance is needed as of December 31, 2024. As of December 31, 2024, the balance of the loan is $1,005,000. The note is security for the Greenhouse Loan which is in default and non-recourse to the Trust.

General and Administrative Expenses

General and Administrative Expense for the twelve months ended December 31, 2024 and 2023 is approximately $1,494,000 and $1,753,000, respectively, which includes a non-cash stock compensation expense of approximately $694,000 for 2024 and approximately $885,000 for 2023.

Interest Expense

Interest expense for the twelve months ended December 31, 2024 totaled approximately $3,866,000 comprised of approximately $690,000, $329,000 and $2,830,000 (approximately $1,980,000 of interest and approximately $850,000 of expenses associated with the default) related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan, respectively. Comparatively, interest expense for the twelve months ended December 31, 2023 totaled approximately $2,702,000 comprised of approximately $700,000, $350,000 and $1,624,000, related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan respectively. The Greenhouse Loan is currently in default and is non-recourse to the Trust.

Preferred Stock

During 2014, the Trust expanded its equity financing activities by offering a series of preferred shares to the public. As of December 31, 2024, we have issued approximately $8.5 million of our Series A Preferred Stock. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

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

On a consolidated basis, the Trust’s cash and cash equivalents and restricted cash totaled $2,231,586 as of December 31, 2024, a decrease of $1,873,298 from December 31, 2023. During the twelve months ended December 31, 2024, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan. Of the total amount of cash as of December 31, 2024, approximately $2.2 million is non-restricted cash available for general corporate purposes and $37,000 is restricted cash related to the Greenhouse Loan.

On a consolidated basis, the Trust’s current loan liabilities totaled approximately $17.4 million as of December 31, 2024. The current loan liabilities include approximately $16.7 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) and which is in default and is non-recourse to the Trust. We are not current on payment of property taxes for the greenhouse portfolio which are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,162,000. If the property tax remains delinquent, the greenhouse portfolio will be subject to foreclosure actions starting in 1Q 2026.

On a consolidated basis, the Trust’s current liabilities far exceed current assets. For the year ended December 31, 2024, the Trust determined that there was substantial doubt as to its ability to continue as a going concern within one year after the date that the financial statements are issued as a result of current liabilities that far exceed current assets, net losses incurred, reduced revenue and increased property expenses related to the greenhouse portfolio. If the Trust’s plan to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity. In addition, we are continuing to explore options related to a resolution of the Greenhouse Loan (see “Subsequent Events”).

In 2024, the Trust sold four properties in an effort to help with liquidity. The net proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was eliminated from liabilities. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and, during 2024, generated approximately $345,000 of restricted cash from the debt service related to the seller financing provided which had a remaining balance of $ 1,005,000 at December 31, 2024 and should help with liquidity to service the Greenhouse Loan. We sold one greenhouse property in a transaction that produced approximately $51,000 of the net proceeds used to service the Greenhouse Loan.

The Greenhouse Loan is in default and in March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. The Greenhouse Loan is non-recourse to Power REIT which means that in the event it cannot resolve issues with the lender and they foreclose on the properties, Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs unrelated to the greenhouse properties which are security for the Greenhouse Loan. The status with the lender may lead to distressed sales which would have a negative impact on our prospects. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the PW CanRE Holdings entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of the filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Note 14—Subsequent Events to the Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024).

As of the filing date, The Trust’s current liabilities far exceed current assets. If the Trust’s plan to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity.

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

4 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. For the fiscal year ended 2024, Power REIT recognized approximately 88% of its consolidated revenue from three properties. The tenants are Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represent 32%, 28% and 28% of consolidated revenue respectively. For the fiscal year ended 2023, Power REIT collected approximately 84% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 45% and 39% of consolidated revenue respectively. The concentration percentages include the income from the recognition of security deposits related to defaulted leases.

5 – DISPOSITIONS

2024 Disposition

On December 26, 2024, a wholly owned subsidiary of Power REIT, PW CO CanRE JKL LLC, sold its interest in a property cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Sherman 21 and 22 and was vacant and construction was incomplete. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $80,000 and the net proceeds were used to pay down the loan secured by the greenhouse portfolio and other accrued expenses related to the property. The loss on sale recognized was approximately $147,000.

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser is an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. The gain on sale recognized was approximately $213,000.

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

On November 1, 2023, a wholly owned subsidiary of Power REIT (“PW SD”) sold its interest in a cannabis related greenhouse cultivation facility located in Maine to an affiliate of its tenant. PW SD had entered into a Purchase and Sale Agreement related to this property that had been renegotiated as part of proceeding toward closing. The total consideration was $4,787,000, of which $3,400,000 was paid in cash, $537,000 was paid in the form of the release of the security deposit held by PW SD and seller financing in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. Of the net proceeds received from the Sweet Dirt sale, $1,642,188 was used to pay down the Greenhouse Loan. Power REIT recognized a gain on sale of approximately $13,500.

6 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are either recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. Total revenue from its leases recognized for the year ended December 31, 2024 and 2023 is approximately $2,835,000 and $2,054,000, respectively.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2024.

Operating Leases

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability of contractual rent is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the twelve months ended December 31, 2024, the Trust did not write off any straight-line rent receivable against rental income. During the twelve months ended December 31, 2023, the Trust wrote off a net amount of approximately $315,000 in straight-line rent receivable against rental income. These tenants rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Due to significant price compression in the wholesale cannabis market, most of our cannabis related tenants have experienced severe financial distress and have defaulted on leases and vacated properties. In addition, our food related CEA property in Nebraska has defaulted and the tenant have vacated the property. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives in respect to the CEA portfolio and has listed all of the assets for sale.

Below is a chart of operating leases for Power REIT as of December 31, 2024:

Property Type/Name	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Rent Recorded 2024 ($)	Rent Recorded 2023 ($)
Solar Farm Lease
Massachusetts
PWSS[3]	Dec-11	22	2 x 5-years	Y	-	89,494
California
PWRS	Apr-14	20	2 x 5-years	Y	803,117	803,117

Greenhouse - Cannabis Lease
Ordway, Colorado
Maverick 1[1]	N/A	N/A	N/A	N/A	-	11,976
Sherman 6 – Green St./Chronic[3]	Jan-20	20	2 x 5- years	Y	-	50,000
Tamarack 7 (MIP)[4]	N/A	N/A	N/A	N/A	55,000	15,000
Tamarack 8 - Apotheke [5]	Jan-21	20	2 x 5-years	Y	3,000	-
Tamarack 13[1,2]	N/A	N/A	N/A	N/A	43,000	-
Tamarack 27 and 28[1,2]	N/A	N/A	N/A	N/A	96,724	-
Maverick 5 - Jacksons Farms [5]	Nov-21	20	2 x 5-years	Y	29,368	4,790
Desert Hot Springs, California[1,2]	Feb-21	5	N/A	Y	104,984	18,746
Marengo Township, Michigan[1,2]	N/A	N/A	N/A	N/A	785,000	-
					$1,920,193	$993,123

[1]	Property is vacant
[2]	Recognized security deposit as rent during 2024
[3]	Sold in January 2024
[4]	Month-to-month
[5]	Tenant is in default

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2024 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

Assets Held for Use
2025	$811,802
2026	820,004
2027	828,155
2028	836,388
2029	844,703
Thereafter	4,310,559
Total	$8,451,611

7 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2024 and 2023 was approximately $0 and $51,000, respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The PWSS Term Loan matured on August 1, 2023 and the bank has agreed to provide a 6-month extension of the maturity. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2024 and 2023 was approximately $0 and $456,000 (net of approximately $0 of capitalized dept costs), respectively. On January 30, 2024, the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2024 and 2023 was approximately $6,492,000 (net of approximately $213,000 of capitalized debt costs) and approximately $6,957,000 (net of approximately $235,000 of capitalized debt costs), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2024 and 2023 was approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs) and approximately $14,412,000 (net of approximately $276,000 of capitalized debt costs), respectively.

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

Debt issuance expenses of $0 have been capitalized during the twelve months ended December 31, 2024 and 2023, respectively. Amortization of approximately $0 and $265,000 has been recognized for the twelve months ended December 31, 2024 and 2023, respectively and $0 and approximately $46,000 deferred debt issuance costs were re-classed as contra liability upon the loan commitment reduction for the twelve months ended December 31, 2024 and 2023. The balance of the loan as of December 31, 2024 and December 31, 2023 is approximately $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and 1.3 million of loan expenses) and $14,358,000. During the twelve months ended December 31, 2024 and 2023, the Trust recognized $0 and $160,000, respectively of loan modification expense. During the twelve months ended December 31, 2024 and 2023, the Trust recognized approximately $850,000 and $0, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the twelve months ended December 31, 2024, approximately $3,384,000 of accrued loan expenses related to the Greenhouse Loan is classified as current portion of long-term debt on the Balance Sheet.

As of December 31, 2024, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $16,720,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. There can be no assurance that PW CanRe, LLC Holdings will be able to satisfy the requirements of the lender which could result in the foreclosure of collateral. Although the Greenhouse Loan is non-recourse to Power REIT, foreclosure of properties would result in a decrease in assets and potential income to Power REIT. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the Trust entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of the filing, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank (see Note 14 to Consolidated Financial Statements – Subsequent Events appearing elsewhere in this Annual Report on Form 10-K).

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2024 is as follows:

Total Debt

2025	$17,468,764
2026	$791,212
2027	$835,036
2028	$880,909
2029	$928,923
Thereafter	$16,985,073
Long term debt	$37,889,917

8 – IMPAIRMENTS AND ASSETS HELD FOR SALE

For the years ended December 31, 2024 and 2023, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment takes into account assets held for sale. During the year ended December 31, 2024, subsidiaries of the Trust listed additional properties for sale. During 2024 and 2023, the Trust recorded approximately $20.0 million and $8.2 million in non-cash impairment charges.

The bulk of the greenhouse portfolio is security for the Greenhouse Loan which is in default which may negatively impact the values received from marketing these assets for sale.

A summary of the Trust’s impairment expense for the years ended December 31, 2024 and 2023 is below:

	Impairment Expense
	Year Ended
	December 31,
	2024	2023

Assets Held for Sale	$16,493,263	$5,692,131
Long-Lived Assets	3,460,997	2,543,005
	$19,954,260	$8,235,136

Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

The Trust has aggregated and classified the assets and liabilities of this business as held for sale in our Consolidated Balance Sheets as of December 31, 2024. The prior period comparative balance sheet as of December 31, 2023 is recast to achieve comparability. The balance sheet as of December 31, 2023 also included the Salisbury, Sherman 6 and Sherman 21 and 22 properties which were sold during 2024 and therefore removed from the December 31, 2024 column. The assets and liabilities of assets held for sale were as follows:

	December 31, 2024	December 31, 2023

ASSETS
Land	1,640,875	3,949,827
Greenhouse cultivation and processing facilities, net of accumulated depreciation	23,647,410	44,434,266
Prepaid Expense	460,698	2,460
Deferred rent receivable	-	13,169
Other assets	68,022	81,533
TOTAL ASSETS - Held for sale	25,817,005	48,481,255

LIABILITIES
Accounts payable	139,355	847,795
Tenant security deposits	-	992,216
Prepaid rent	-	33,000
Accrued expenses	1,174,289	760,210
Other liabilities	356,454	57,675
Current portion of long-term debt, net of unamortized discount	-	462,411
Long-term debt, net of unamortized discount	-	44,712
TOTAL LIABILITIES - Held for sale	1,670,098	3,198,019

Other Liabilities

Other liabilities as of December 31, 2024 and December 31, 2023 is approximately $356,000 and $58,000, respectively. Other liabilities for 2023 represents the finance loan agreement for the tractor used at the Nebraska greenhouse. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028 which is in default. Other liabilities for 2024 represents the same tractor finance loan agreement in addition to a finance agreement for a property insurance policy for properties that are considered held for sale.

Other Assets

Other assets as of December 31, 2024 and December 31, 2023 is approximately $68,000 and $82,000, respectively. Other assets for 2023 and 2024 represent a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation), and a security deposit for the electric company that was paid for a property considered held for sale.

9 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of December 31, 2024, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 1,925,002 which is subject to adjustment per the Plan.

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

The summary of stock-based compensation activity for the year ended December 31, 2024, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2023	197,500	$13.44	-
Options Forfeited	(4,722)	13.44
Balance as of December 31, 2024	192,778	13.44	-

Options exercisable as of December 31, 2024	156,319	$13.44	-

The weighted average remaining term of the options is 7.35 years.

The summary of Plan activity for the year ended December 31, 2023, with respect to the Trust’s stock options, was as follows:

Summary of Activity – Options

		Weighted
	Number of	Average Exercise	Aggregate Intrinsic
	Options	Price	Value
Balance as of December 31, 2022	205,000	$13.44	-
Options Forfeited	(7,500)	13.44
Balance as of December 31, 2023	197,500	13.44	-

Options exercisable as of December 31, 2023	93,264	$13.44	-

Summary of Stock Based Compensation Activity – Restricted Stock

During 2024 and 2023, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

The summary of stock-based compensation activity for the year ended December 31, 2024, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2023	13,415	18.50
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(9,528)	20.57
Balance as of December 31, 2024	3,887	13.44

The summary of stock-based compensation activity for the year ended December 31, 2023, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2022	28,182	21.64
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(14,767)	24.48
Balance as of December 31, 2023	13,415	18.50

Stock-based Compensation

During 2024, the Trust recorded approximately $196,000 of non-cash expense related to restricted stock and approximately $498,000 of non-cash expense related to options granted compared to approximately $361,000 of non-cash expense related to restricted stock and $524,000 non-cash expense related to options granted in 2022. As of December 31, 2024, there was approximately $52,000 of total unrecognized share-based compensation expense for restricted stock and approximately $302,000 of total unrecognized share-based compensation expense for options, which will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

10 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2023, the last tax return completed to date, the Trust has a net operating loss of $30.8 million, which is available to meet this requirement.

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

11 – SEGMENT INFORMATION

The Trust operates as one single reportable segment as the operations are managed and reviewed on a consolidated basis. The Trust’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who is responsible for making strategic decisions regarding the Trust’s real estate portfolio. The CODM evaluates the performance of the portfolio as a whole based on net operating income, total assets and the performance of specific property categories. Performance is assessed by analyzing consolidated financial results and the CODM makes resource allocation decisions related to acquisition, dispositions, capital expenditures and leasing activities. No separate evaluation of individual property types is made at the operating segment level, rather performance is reviewed based on the overall portfolio’s performance.

12 - RELATED PARTY TRANSACTIONS

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2024, these properties were not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the years ended December 31, 2023 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0 compared to total rental income recognized for the years ended December 31, 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska of $0, $0, $785,000 and $0 respectively. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the year ended December 31, 2023, total payments to MILC for payroll is $162,700. This arrangement ended in January 2024.

Effective March 1, 2022, the Sweet Dirt Lease was amended (the “Sweet Dirt Lease Second Amendment”) to provide funding in the amount of $3,508,000 to add additional items to the property improvement budget for the construction of a Cogeneration / Absorption Chiller project to the Sweet Dirt Property. A portion of the property improvement budget, amounting to $2,205,000, was to be supplied by IntelliGen Power Systems LLC (“IntelliGen”) which is owned by HBP, an affiliate of David Lesser, Power REIT’s Chairman and CEO. As of December 31, 2024 and 2023, a total of $1,102,500 and $1,102,500 had been paid to IntelliGen Power Systems LLC for equipment supplied. On January 23, 2023, the Sweet Dirt lease was amended to reduce the amount of improvements to be funded by PW SD to eliminate the remaining funding to IntelliGen Power Systems with a corresponding reduction in lease payments to maintain the same overall yield. Based on the amendment of the terms with IntelliGen, a total of $1,102,500 was paid for equipment supplied.

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

13 - CONTINGENCY

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

14 - SUBSEQUENT EVENTS

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. The Trust is evaluating the potential to collect against this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interest in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized.

On January 24, 2025 we entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which we may, from time to time, issue and sell our Common Shares, however, the Sales Agent is not obligated to sell any shares of Common Stock and there are limits on the dollar amount of shares of common stock we can sell pursuant to the Sales Agreement. In addition, our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more.

The forbearance agreement related to the Greenhouse Loan terminated on January 31, 2025 and the greenhouse portfolio is subject to foreclosure but we continue to explore options for a resolution with the bank.

