Form 10-Q
period 2025-03-31
Power REIT
filed 2025-05-14
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

3,389,661 common shares, $0.001 par value, outstanding at May 14, 2025.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Land	$4,470,000	$4,470,000
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	13,620,000	13,620,000

Cash and cash equivalents	2,019,501	2,194,502
Restricted cash	13,710	37,084
Prepaid expenses and deposits	187,269	207,177
Intangible lease asset, net of accumulated amortization	2,220,061	2,276,933
Deferred rent receivable	288,472	338,106
Mortgage loan receivables	1,557,000	1,602,000
Assets held for sale	25,431,640	25,817,005
Other assets	262,597	9,831
TOTAL ASSETS	$45,600,250	$46,102,638

LIABILITIES AND EQUITY
Accounts payable	$242,956	$173,700
Accrued expenses	41,811	95,699
Liabilities held for sale	1,544,941	1,670,098
Current portion of long-term debt, net of unamortized discount	18,398,480	17,445,220
Long-term debt, net of unamortized discount	19,889,083	19,965,043
TOTAL LIABILITIES	40,117,271	39,349,760

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of March 31, 2025 and December 31, 2024)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	3,389	3,389
Additional paid-in capital	48,091,413	47,948,200
Accumulated deficit	(51,101,775)	(49,688,663)
Total Equity	5,482,979	6,752,878

TOTAL LIABILITIES AND EQUITY	$45,600,250	$46,102,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	210,779	260,639
Other income	46,265	45,223
TOTAL REVENUE	485,794	534,612

EXPENSES
Amortization of intangible assets	56,872	56,872
General and administrative	326,928	453,653
Property expenses	419,415	384,895
Property taxes	65,011	57,668
Depreciation expense	2,702	488,197
Impairment expense	-	549,557
Interest expense	998,908	1,015,162
TOTAL EXPENSES	1,869,836	3,006,004

OTHER INCOME (EXPENSE)
Gain on sale of properties	-	394,394
Unrealized loss on marketable securities	(29,070)	-
TOTAL OTHER INCOME (EXPENSE)	(29,070)	394,394

NET LOSS	(1,413,112)	(2,076,998)

Preferred Stock Dividends	(163,207)	(163,207)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,576,319)	$(2,240,205)

Loss Per Common Share:
Basic	$(0.47)	$(0.66)
Diluted	(0.47)	(0.66)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661
Diluted	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2025 and 2024

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Stock-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,091,413	$(51,101,775)	$5,482,979

Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(2,076,998)	(2,076,998)
Stock-Based Compensation	-	-	-	-	216,475	-	216,475
Balance at March 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,471,100	$(27,054,920)	$28,909,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2025	2024
Operating activities
Net loss	$(1,413,112)	$(2,076,998)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	56,872	56,872
Amortization of debt costs	7,847	7,877
Stock-based compensation	143,213	216,475
Impairment expense	-	549,557
Depreciation	2,702	488,197
Change in value of marketable securities	29,069	-
Gain on sale of properties	-	(394,394)

Changes in operating assets and liabilities
Deferred rent receivable	49,634	(101,571)
Prepaid expenses and deposits	218,792	(304,813)
Other assets	(129,094)	-
Other liabilities	(118,289)	159,400
Accounts payable	48,806	16,246
Accrued expenses	666,912	766,041
Prepaid rent	-	214,948
Net cash used in operating activities	(436,648)	(402,163)

Investing activities
Cash received for sale of properties	200,000	715,642
Investment in marketable securities	(152,740)	-
Cash received for mortgage loan receivables	45,000	80,000
Net cash provided by investing activities	92,260	795,642

Financing Activities
Principal payment on long-term debt	(271,899)	(76,575)
Proceeds received from debt	417,912	-
Net cash provided by (used in) financing activities	146,013	(76,575)

Net (decrease) increase in cash and cash equivalents and restricted cash	(198,375)	316,904

Cash and cash equivalents and restricted cash, beginning of period	$2,231,586	$4,104,884

Cash and cash equivalents and restricted cash, end of period	$2,033,211	$4,421,788

Supplemental disclosure of cash flow information:
Interest paid	$242,555	$350,594
Non-cash transactions
Accrued interest transferred to loan	723,440	-
Mortgage loan receivables entered into in connection with sale of properties	-	1,250,000

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

These unaudited consolidated financial statements should be read in conjunction with the Trust’s audited consolidated financial statements and notes included in its latest Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025.

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2025 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 237 acres of land with approximately 2,053,000 square feet of existing or under construction CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the three months ended March 31, 2025, the Trust did not declare a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down a loan secured by the Trust’s Greenhouse Portfolio (“the Greenhouse Loan”) and pay other accrued expenses related to the property. There was no gain/loss on sale recognized.

On January 24, 2025 the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which it may, from time to time, issue and sell its Common Shares, however, the Sales Agent is not obligated to sell any shares of Common Stock and there are limits on the dollar amount of shares of common stock it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time the market value of its voting securities held by non-affiliates is $75 million or more.

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

As previously disclosed, the Greenhouse Loan has been in default, and the lender thereunder filed litigation and foreclosure actions. The Trust previously entered into forbearance agreements with the lender that expired on January 31, 2025. The loan was non-recourse to Power REIT but secured by the Greenhouse Portfolio (except for the property in Oklahoma). The Greenhouse Portfolio has been marketed for sale but, unfortunately, the market for these special purpose assets has been weak and the Trust has not been able to generate enough sales to satisfy the obligations to the lender. Effective April 11, 2025, the Trust entered into a settlement agreement with the lender with respect to the Greenhouse Loan. For more information, see “Note 12—Subsequent Events,” below for further information.

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

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$2,019,501	$2,194,502
Restricted cash	13,710	37,084
Cash and cash equivalents and restricted cash	$2,033,211	$2,231,586

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of March 31, 2025 and December 31, 2024 the total number of common stock equivalents was 192,778 and composed of stock options.

The following table sets forth the computation of basic and diluted loss per Share:

	Three Months Ended
	March 31,
	2025	2024

Numerator:

Net loss	$(1,413,112)	$(2,076,998)
Preferred Stock Dividends	(163,207)	(163,207)
Numerator for basic and diluted EPS - loss available to common shareholders	$(1,576,319)	$(2,240,205)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661

Basic and diluted loss per common share	$(0.47)	$(0.66)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the three months ended March 31, 2025 and 2024, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

9

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC which was determined the buildings have a useful life of 37 years and 7 years for the tractor. For each of the three months ended March 31, 2025 and 2024, approximately $2,702 and $488,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of March 31, 2025 and December 31, 2024, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of its assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the three months ended March 31, 2025 and 2024, an impairment charge was expensed in the amount of approximately $0 and $550,000, respectively, all for assets held for sale.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2025 and 2024, the Trust did not write off any straight-line rent receivable against rental income. These tenants’ rent payments will be recorded as rental revenue on a cash basis. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended
	March 31,
	2025	2024

Straight-Line Rent	$200,779	$200,779
Cash Basis Rent	10,000	59,860

	$210,779	$260,639

Deferred rent receivable as of March 31, 2025 and December 31, 2024 is approximately $288,000 and $338,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended March 31, 2025 and 2024, approximately $56,900 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for the three months ended March 31, 2025 and 2024.

The following table provides a summary of the Intangible Assets and Liabilities:

	For the Years Ended December 31,
	Cost	Accumulated Amortization	Accumulated Amortization	Net Book Value
		Through 12/31/24	Through 3/31/2025

Asset Intangibles - PWRS	$4,713,548	$2,436,615	$56,872	$2,220,061

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2025 (Nine months remaining)	$170,616
2026	$227,488
2027	$227,488
2028	$227,488
2029	$227,488
Thereafter	$1,139,493
Total	$2,220,061

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of March 31, 2025, the Trust owns publicly traded REIT securities with a fair market value of approximately $134,000, based on the March 31, 2025 closing prices. As of December 31, 2024, the Trust owned publicly traded REIT securities with a fair market value of approximately $10,000, based on the December 31, 2024 closing prices.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. PW SD assessed the collectability and deemed no allowance is needed as of March 31, 2025. The Note is owned by a subsidiary which has guaranteed the Greenhouse Loan which is in default and non-recourse to the Trust (see Subsequent Events). On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan.

On January 6, 2024, PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. PW MF assessed the collectivity and deemed no allowance is needed as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the balance of the loan is $960,000 and $1,005,000, respectively. The note is security for the Greenhouse Loan which as of March 31, 2025 was in default and non-recourse to the Trust (see Subsequent Events).

Other Income

Other income included in Total Revenue for the three months ended March 31, 2025 and 2024 is approximately $46,000 consisting of interest income.

Other Assets

Other assets as of March 31, 2025 and December 31, 2024 is approximately $263,000 and $10,000 respectively, which mainly represents the fair market value of common shares and warrants of a publicly traded REIT and prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Interest Expense

Interest expense for the three months ended March 31, 2025 was approximately $171,000, $79,000 and $749,000 related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan, respectively, compared to approximately $174,000, $86,000 and $740,000, respectively, for the three months ended March 31, 2024. At March 31, 205, the Greenhouse Loan was currently in default and was non-recourse to the Trust (see Subsequent Events).

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption is permitted. The Trust is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

General and Administrative Expenses

General and Administrative Expense for the three months ended March 31, 2025 and 2024 is approximately $327,000 and $454,000, respectively, which includes a non-cash stock compensation expense of approximately $143,000 and $216,000 for the three months ended March 31, 2025 and 2024, respectively.

Preferred Stock

During 2014, the Trust expanded its equity financing activities by offering a series of preferred shares to the public. As of March 31, 2025, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless it redeem or otherwise repurchase them or they are converted.

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

As of December 31, 2024, the Trust had incurred recurring losses from operations and negative operating cash flows and had current liabilities that were in excess of current assets. These conditions raised substantial doubt about the Trust’s ability to continue as a going concern for a period of one year from the date of issuance of the December 31, 2024 financial statements.

However, management has developed and is implementing a plan intended to alleviate the substantial doubt about the Trust’s ability to continue as a going concern. The plan includes entering into a transaction related to the Greenhouse Loan. Based on the implementation of the plan and the resulting improvements in the Trust’s projected cash flows, Power REIT has concluded that substantial doubt about the Trust’s ability to continue as a going concern is alleviated. Accordingly, the financial statements for March 31, 2025 have been prepared assuming Power REIT will continue as a going concern.

On a consolidated basis, the Trust’s cash and cash equivalents and restricted cash totaled $2,033,211 as of March 31, 2025, a decrease of $198,375 from December 31, 2024. During the three months ended March 31, 2025, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the Greenhouse Loan. Of the total amount of cash as of March 31, 2025, approximately $2 million is non-restricted cash available for general corporate purposes and $13,700 is restricted cash related to the Greenhouse Loan which is in default and is non-recourse to the Trust (see Subsequent Events).

As of March 31, 2025, the Trust’s current loan liabilities on a consolidated basis totaled approximately $18.4 million. As of March 31, 2025, on a consolidated basis, the Trust’s current liabilities far exceed current assets. The current loan liabilities include approximately $17.6 million of a bank loan secured by the majority of the greenhouse portfolio (the “Greenhouse Loan”) that was in default and is non-recourse to the Trust.

Effective April 11, 2025, the Trust, through its subsidiaries, resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for the properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of the Trust and released obligations related to the Greenhouse Loan. The Trust will continue to seek to realize value from these retained assets, which are properties in Ordway, Colorado; a property in Walsenburg, Colorado; a property in Desert Hot Springs, California; a first mortgage on two properties in Ordway, Colorado; and a second mortgage on a property in Elliot, Maine. In addition, a subsidiary owns a greenhouse property located in Vinita, Oklahoma that was not security for the Greenhouse Loan.

The transaction related to the Greenhouse Loan that closed on April 11, 2025 will result in the write-off of the Nebraska and Michigan properties along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. Power REIT will continue to seek to realize value from the retained greenhouse assets and is exploring a shift in focus (See Subsequent Events).

Based on the resolution of the Greenhouse Loan on April 11, 2025, Power REIT should alleviate the going concern doubt and Power REIT should be able to continue as a going concern albeit with a smaller portfolio of assets given that non-restricted cash should provide greater than twelve months of liquidity for capital needs (see Subsequent Events).

The Trust intends to continue to focus on selling greenhouse properties, entering into new leases, improving cash collections from existing tenants and raising capital in the form of debt or equity to provide liquidity. However, the Trust cannot predict, with certainty, the outcome of these actions to generate liquidity.

Power REIT’s cash outlays at the parent company level consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. The Trust’s cash outlays related to its various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent the Trust needs to raise additional capital to meet its obligations, there can be no assurance that financing on favorable terms will be available when needed. If the Trust is unable to sell certain assets when anticipated at prices anticipated, the Trust may not have sufficient cash to fund operations and commitments.

4 – DISPOSITIONS

2025 Disposition

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three months ended March 31, 2025 and 2024, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended March 31, 2025 and 2024 is approximately $439,000 and $489,000, respectively.

Due to significant price compression in the wholesale cannabis market, the Trust’s cannabis related tenants have experienced severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives with respect to the CEA portfolio and has listed the assets for sale.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2025, Power REIT collected approximately 98% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 52% and 46% of consolidated revenue respectively. Comparatively, during the three months ended March 31, 2024, Power REIT collected approximately 81% of its consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 43% and 38% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2025 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets Held for Use	Assets Held for Sale
2025 (9 months remaining)	$711,739	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
2029	844,703	-
Thereafter	4,310,559	-
Total	$8,351,548	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt has a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of March 31, 2025 and December 31, 2024 is approximately $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of March 31, 2025 and December 31, 2024 is approximately $0. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. As of March 31, 2025 and December 31, 2024, the balance of the 2015 PWRS Loan was approximately $6,472,000 (net of unamortized debt costs of approximately $207,000) and $6,944,000 (net of unamortized debt costs of approximately $230,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of March 31, 2025 and 2024 was approximately $14,143,000 (net of approximately $265,000 of capitalized debt costs) and approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs), respectively.

On December 21, 2021, a wholly-owned subsidiary of Power REIT (“PW CanRE Holdings”) entered into a debt facility with initial availability of $20 million (the “Greenhouse Loan”). The facility is non-recourse to Power REIT and has perfected liens against all of Power REIT CEA portfolio properties except for the property located in Vinita, OK. The Greenhouse Loan had a 12 month draw period and then converts to a term loan that is fully amortizing over five years. The interest rate on the Greenhouse Loan was 5.52% with an additional default interest rate of 5.0% and throughout the term of the loan, a debt service coverage ratio of equal to or greater than 2.00 to 1.00 must be maintained. On October 28, 2022, the terms of the Greenhouse Loan were amended such that the amortization period was extended from 5 years to 10 years for the calculation of debt service coverage ratio and a 6-month debt service payment reserve requirement of $1 million was established. On March 13, 2023 an additional modification of the terms of the Greenhouse Loan was implemented which is summarized as follows:

-	The total commitment was reduced from $20 million to $16 million.
-	The interest rate was changed to the greater of: (i) 1% above the Prime rate and (ii) 8.75%.
-	Monthly payments on the Greenhouse Loan were to be interest only until maturity.
-	A portion of the proceeds from the sale of assets within the Borrowing Base for the Greenhouse Loan will be required to pay the outstanding loan amount.
-	The maturity date of the Greenhouse Loan was changed to December 21, 2025.
-	The Debt Service Coverage ratio will be 1.50 to 1.00 and the test will be performed on an annual basis and is eliminated until the calendar year 2024.
-	The definition of assets included in the Borrowing Base for the Greenhouse Loan no longer eliminates assets where tenants are in default for failure to make timely rent payments.
-	An agreed upon minimum liquidity amount shall be maintained in the amount of $1 million.
-	A $160,000 fee will be charged by the bank for the modification.

The balance of the loan as of March 31, 2025 and December 31, 2024 was approximately $17,671,000 (approximately $13.5 million of principal, $2.6 million of interest and default interest and 1.6 million of loan expenses) and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses), respectively. During the three months ended March 31, 2025 and 2024, the Trust recognized approximately $289,000 and $251,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended March 31, 2025, approximately $4,132,000 of accrued loan expenses related to the Greenhouse Loan is classified as current portion of long-term debt on the Balance Sheet.

As of March 31, 2025, PW CanRe Holdings, LLC has an outstanding balance on the Greenhouse Loan of $17,671,000. The lender has declared a default of the loan which allows for the acceleration of the Greenhouse Loan which is being treated as a current debt obligation. On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, the Trust entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of the date of the filing, the forbearance agreement terminated, and the greenhouse portfolio was subject to foreclosure. Effective April 11, 2025, Power REIT, through its subsidiaries, resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for the properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets, which are properties in Ordway, Colorado; a property in Walsenburg, Colorado; a property in Desert Hot Springs, California; a first mortgage on two properties in Ordway, Colorado; and a second mortgage on a property in Elliot, Maine. In addition, a subsidiary owns a greenhouse property located in Vinita, Oklahoma that was not security for the Greenhouse Loan.

The transaction related to the Greenhouse Loan closed on April 11, 2025 and will result in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining these properties. Power REIT will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating real estate distressed situations including properties, loans and companies (see Subsequent Events).

The amount of principal payments remaining on Power REIT’s debt as of March 31, 2025, which includes the Greenhouse Loan, is as follows:

2025 (Nine months remaining)	$18,338,215
2026	$791,212
2027	$835,036
2028	$880,909
2029	$928,923
Thereafter	$16,985,073
Long term debt	$38,759,368

7 – IMPAIRMENT AND ASSET HELD FOR SALE

For the three months ended March 31, 2025, the Trust concluded that no impairment of asset value was necessary. During the three months ended March 31, 2024, the Trust recorded approximately $549,600 of a non-cash impairment charge, all related to assets held for sale. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the three months ended March 31, 2025 and 2024 is below:

	Impairment Expense

	Three Months Ended
	March 31,
	2025	2024

Assets Held for Sale	$-	$549,557
Long-Lived Assets	-	-
	$-	$549,557

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of March 31, 2025 since all criteria under ASC 360-10-45-9 were met. The balance sheet as of December 31, 2024 also included the Tam 18 property which was sold during the first quarter of 2025 and therefore removed from the March 31, 2025 column. The assets and liabilities of assets held for sale were as follows:

	March 31, 2025	December 31, 2024

ASSETS
Land	1,611,833	1,640,875
Greenhouse cultivation and processing facilities, net of accumulated depreciation	23,492,674	23,647,410
Prepaid Expense	261,814	460,698
Other assets	65,319	68,022
TOTAL ASSETS - Held for sale	25,431,640	25,817,005

LIABILITIES
Accounts payable	118,905	139,355
Accrued expenses	1,187,871	1,174,289
Other liabilities	238,165	356,454
TOTAL LIABILITIES - Held for sale	1,544,941	1,670,098

Other Liabilities

Other liabilities as of March 31, 2025 and December 31, 2024 is approximately $238,000 and $356,000, respectively. Other liabilities represent the finance loan agreement for the tractor used at the Nebraska greenhouse. The loan is payable annually over five years with a 1.9% interest rate and matures on August 21, 2028 which is in default. Other liabilities also include a finance agreement for a property insurance policy for properties that are considered held for sale.

Other Assets

Other assets as of March 31, 2025 and December 31, 2024 is approximately $65,000 and $68,000, respectively. Other assets represent a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation), and a security deposit for the electric company that was paid for a property considered held for sale.

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards. As of March 31, 2025, the aggregate number of shares of Common Stock that may be issued pursuant to outstanding awards is currently 2,348,710 which is subject to adjustment per the Plan.

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

The summary of stock-based compensation activity for the three months ended March 31, 2025, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2024	192,778	$13.44	-
Options Forfeited	-	13.44
Balance as of March 31, 2025	192,778	13.44	-

Options exercisable as of March 31, 2025	171,944	$13.44	-

The weighted average remaining term of the options is 7.11 years.

Summary of Stock Based Compensation Activity – Restricted Stock

The summary of stock-based compensation activity for the three months ended March 31, 2025, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2024	3,887	13.44
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(1,667)	13.44
Balance as of March 31, 2025	2,220	13.44

Stock-based Compensation

During the three months ended March 31, 2025, the Trust recorded approximately $22,000 of non-cash expense related to restricted stock and approximately $121,000 of non-cash expense related to options granted compared to approximately $86,000 of non-cash expense related to restricted stock and approximately $131,000 of non-cash expense related to options granted for the three months ended March 31, 2024. As of March 31, 2025, there was approximately $30,000 of total unrecognized share-based compensation expense for restricted stock and approximately $160,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three months ended March 31, 2025 and 2024, the Trust did not declare a quarterly dividend of approximately $163,000 of dividends to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

9 – SEGMENT INFORMATION

The Trust operates as one single reportable segment as the operations are managed and reviewed on a consolidated basis. The Trust’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who is responsible for making strategic decisions regarding the Trust’s real estate portfolio. The CODM evaluates the performance of the portfolio as a whole based on net operating income and total assets. Performance is assessed by analyzing consolidated financial results and the CODM makes resource allocation decisions related to acquisition, dispositions, capital expenditures and leasing activities. No separate evaluation of individual property types is made at the operating segment level, rather performance is reviewed based on the overall portfolio’s performance.

10 – RELATED PARTY TRANSACTIONS

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of March 31, 2025, these properties were not operational and the Trust is evaluating alternatives related thereto. Total rental income recognized for the three months ended March 31, 2025 and 2024 from the tenants that are affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0. Power REIT retained former employees of MILC to maintain and upkeep the property in Nebraska. The MILC employees were initially paid through a payroll service used by a subsidiary of MILC and a subsidiary of Power REIT reimbursed MILC for the actual expenses related hereto. For the year ended December 31, 2023, total payments to MILC for payroll was $162,700. This arrangement ended in January 2024.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transactions with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

11 – CONTINGENCIES

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

12 - SUBSEQUENT EVENTS

On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for the greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets, which are properties in Ordway, Colorado; a property in Walsenburg, Colorado; a property in Desert Hot Springs, California; a first mortgage on two properties in Ordway, Colorado; and a second mortgage on a property in Elliot, Maine. In addition, a subsidiary owns a greenhouse property located in Vinita, Oklahoma that was not security for the Greenhouse Loan.

The transaction related to the Greenhouse Loan closed on April 11, 2025 and will result in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission on March 31, 2025 (the “2024 10-K”). Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Overview

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2025, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 237 acres of land with approximately 2,053,000 square feet of existing or under construction CEA properties in the form of greenhouses (which amounts include certain properties that have been transferred to the lender under a loan secured by our Greenhouse Portfolio (the “Greenhouse Loan”), as described below).

During the three months ended March 31, 2025, we did not declare a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock.

Our primary objective is to maximize the long-term value for our shareholders. To that end, our business goals are to obtain the best possible rental income at our properties in order to maximize our cash flows, net operating income, funds from operations, funds available for distribution to shareholders and other operating measures and results, and ultimately to maximize the values of our properties.

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

● Improving the operating results of our properties; and

●Taking steps to position ourselves for future growth opportunities.

Recent Events

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. We are evaluating the potential to collect against this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized.

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

Settlement of Greenhouse Loan

As previously disclosed, the Greenhouse Loan has been in default, and the lender thereunder filed litigation and foreclosure actions. We previously entered into forbearance agreements with the lender that expired on January 31, 2025. The loan was non-recourse to us but secured by the Greenhouse Portfolio (except for the property in Oklahoma). The Greenhouse Portfolio has been marketed for sale but, unfortunately, the market for these special purpose assets has been weak and we have not been able to generate enough sales to satisfy the obligations to the lender. On April 11, 2025, we resolved issues with the lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for the greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to our subsidiaries and released obligations related to the Greenhouse Loan. We will continue to seek to realize value from these retained assets, which are properties in Ordway, Colorado; a property in Walsenburg, Colorado; a property in Desert Hot Springs, California; a first mortgage on two properties in Ordway, Colorado; and a second mortgage on a property in Elliot, Maine. In addition, a subsidiary owns a greenhouse property located in Vinita, Oklahoma that was not security for the Greenhouse Loan. The transaction related to the settlement of the Greenhouse Loan closed on April 11, 2025 and will result in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties.

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

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling greenhouse properties and/or re-leasing them in an effort to improve the overall performance going forward. A loan secured by the greenhouse portfolio was in default as of March 31, 2025. As of March 31, 2025, the previously disclosed forbearance agreement with the lender for the Greenhouse Loan had terminated and the Greenhouse Portfolio was subject to foreclosure. Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan. See “Settlement of Greenhouse Loan,” above, for more information.

The transaction related to the Greenhouse Loan closed on April 11, 2025 and will result in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. We will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating real estate distressed situations including properties, loans and companies (see Subsequent Events).

Taking Steps to Position the Company for Future Growth Opportunities

We are taking steps designed to position ourselves to create shareholder value. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with seeking to reposition properties.

We may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with us.

The following table is a summary of our properties as of March 31, 2025:

Property Type/Name	Acres		Size[1]	Gross Book Value[3]
Railroad Property
P&WV - Norfolk Southern			112 miles	$9,150,000

Solar Farm Land
California
PWRS	447		82	9,183,548
Solar Total	447		82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [2,4,6,7]	5.20		17,368	1,594,582
Maverick 14[2,4,6,7]	5.54		26,940	1,908,400
Tamarack 7[2,4,6,7]	4.32		18,000	1,364,585
Tamarack 7 (MIP)[2,5,6,7]				636,351
Tamarack 19[2,4,6,7]	2.11		18,528	1,311,116
Tamarack 8 - Apotheke [2,5,6,7]	4.31		21,548	2,061,542
Tamarack 13[2,4,6,7]	2.37		9,384	1,031,712
Tamarack 3[2,6,7]	2.20		24,512	2,080,414
Tamarack 27 and 28[2,4,6,7]	4.00		38,440	1,872,340
Maverick 5 - Jacksons Farms [2,5,6,7]	5.20		15,000	1,358,634
Tamarack 4 and 5[2,4,6,7]	4.41		26,076	2,239,870

Walsenburg, Colorado [2,4,6,7]	35.00		74,800	4,219,170
Desert Hot Springs, California[2,5,6,7]	0.85		35,505	7,685,000
Vinita, Oklahoma[4,6,7]	9.35		40,000	2,593,313
Marengo Township, Michigan[2,4,6,7,10]	61.14		556,146	24,171,151

Greenhouse - Food Crop
O’Neill, Nebraska[2,4,5,7,10]	90.97		1,130,575	9,350,000

Greenhouse Total	236.97	#	2,052,822	$65,478,180
Total Portfolio (Real Estate Owned)				$83,811,728

Mortgage Loan[9]				$597,000
Mortgage Loan[8]				960,000

Impairment				35,316,251
Depreciation and Amortization				7,550,909
Net Book Value Net of Impairment, Depreciation and Amortization				$42,501,568

[1]	Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2]	Security for the Greenhouse Loan which is in default at 3/31/25 (see Subsequent Events)
[3]	Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs
[4]	Property is vacant
[5]	Tenant is not current on rent/in default
[6]	An impairment has been taken against this asset
[7]	Asset held for sale
[8]	Loan secured by a first mortgage (Ordway Properties) sold on January 8, 2024 and is security for the Greenhouse Loan at 3/31/25 (see Subsequent Events)
[9]	Loan secured by a second mortgage (Maine property) sold on October 30, 2023
[10]	No longer owned by the Trust as of the date of this filing. This property was transferred to the lender under the Greenhouse Loan pursuant to a settlement agreement entered into April 11, 2025.

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2024 10-K.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Revenue during the three months ended March 31, 2025 and 2024 was $485,794 and $534,612, respectively. Revenue during the three months ended March 31, 2025, consisted of revenue from lease income from direct financing lease of $228,750, total rental income of $210,779, and other income of $46,265. The decrease in total revenue was primarily related to a $49,860 decrease in rental income from the cannabis tenants due to defaulted leases related to the challenges within the cannabis industry and an increase in other income of $1,042. Expenses for the three months ended March 31, 2025 compared to 2024 decreased by $1,136,168 primarily due to no impairment expense in 2025 and a decrease in depreciation expense of $485,495 as several properties are considered held for sale. The difference is also due to a decrease in general and administrative expenses of $126,725 and a decrease in interest expense of $16,254 offset by an increase of property expense of $34,520, an increase of property tax of $7,343. Other income decreased by $394,394 due to no gain on sale on the disposal of the one property in the first quarter of 2025. Net loss attributable to common shares during the three months ended March 31, 2025 and 2024 was 1,576,319 and $2,240,205, respectively. Net loss attributable to common shares decreased by $663,886.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash totaled $2,033,211 as of March 31, 2025, a decrease of $198,375 from December 31, 2024. During the three months ended March 31, 2025 and 2024, cash used in operating activities was $436,648 and $402,163, respectively. The increase is due to changes in operating assets and liabilities in the current period. Cash provided by investing a smaller net loss in 2025, offset by reduced non-cash expenses of depreciation and impairment. Investing activities during the three months ended March 31, 2025 and 2024 were $92,260 and $795,642, respectively. The difference is due to reduced proceeds from property sales and a new investment in marketable securities. Cash provided by financing activities during the three months ended March 31, 2025 was $146,013 and cash used by financing activities during the three months ended March 31, 2025 was $76,575, respectively. The difference is due to new debt proceeds in 2025 offset by higher principal payments on the Greenhouse Loan. offset by new debt proceeds in 2025. Of the total amount of cash as of March 31, 2025, approximately $2 million is non-restricted cash available for general corporate purposes and approximately $14,000 is restricted cash related to the Greenhouse Loan.

Our current loan liabilities totaled approximately $18.4 million as of March 31, 2025. The current loan liabilities include approximately $17.6 million of the Greenhouse Loan, a bank loan secured by most of the Greenhouse Portfolio and which was in default and non-recourse to us. Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan. See “Settlement of Greenhouse Loan”, above, for more information. We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,175,000. Of this amount, approximately $178,000 relates to the Michigan and Nebraska properties and the balance relates to properties that will be retained by our subsidiaries after the resolution of the Greenhouse Loan. If the property taxes remain delinquent, the Greenhouse Portfolio will be subject to tax foreclosure actions starting in the first quarter of 2026.

On a consolidated basis, our current liabilities far exceed current assets as of March 31, 2025. Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan. See “Settlement of Greenhouse Loan,” above, for more information. Following the resolution of the Greenhouse Loan, our management believes that the going concern doubt discussed in our 2024 10-K and previous quarterly reports on Form 10-Q has been alleviated, and that our non-restricted cash should provide greater than twelve months of liquidity for our capital needs.

The transaction related to the Greenhouse Loan closed on April 11, 2025 and will result in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. Power REIT will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating real estate distressed situations including properties, loans and companies (see Subsequent Events).

In the quarter ended March 31, 2024, we sold three four properties. The sale of the Salisbury, MA property in January 2024 yielded net proceeds of approximately $662,000 of unrestricted cash and eliminated approximately $504,000 of debt. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and we provided seller financing in the amount of $1,005,000 which generated approximately $99,000 of restricted cash from the debt service related thereto. During the remainder of 2024, we generated an additional approximately $246,000 of restricted cash from the debt service related to the seller financing and sold one greenhouse property in a transaction that produced approximately $51,000 with the net proceeds used to service the Greenhouse Loan.

We sold one greenhouse property in a transaction that produced approximately $51,000 with the net proceeds used to service the Greenhouse Loan. We sold two greenhouse properties in a transaction that produced approximately $53,000 of restricted cash at closing and we provided seller financing in the amount of $1,005,000 which generated approximately $99,000 of restricted cash from the debt service related thereto. During the remainder of 2024, we generated an additional approximately $246,000 of restricted cash from the debt service related to the seller financing and during 2024.

In the quarter ended March 31, 2025, we generated approximately $73,000 of restricted cash from debt service related to the seller financing provided in 2024 and we sold one property in a transaction that produced approximately $132,000 of net proceeds that was used to service the Greenhouse Loan. The seller financing provided in 2024 has a remaining balance of $960,000 as of March 31,2025.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed. Although we entered into the Sales Agreement the rules of the SEC and NYSE American place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments.

FUNDS FROM OPERATIONS – NON-GAAP FINANCIAL MEASURES

We assess and measure our overall operating results based upon an industry performance measure referred to as Core Funds From Operations (“Core FFO”) which our management believes to be a useful indicator of our operating performance. Core FFO is a non-GAAP financial measure. Core FFO should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Core FFO is not defined by GAAP. The following is a definition of this measure, an explanation as to why we present it and, at the end of this section, a reconciliation of Core FFO to the most directly comparable GAAP financial measure.

Our management believes that Core FFO is a useful supplemental measure of our operating performance. Our management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of our period-over-period performance. These items include non-recurring expenses, such as one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense, amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. We believe that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing us to other REITs that disclose similarly computed Core FFO figures, and when analyzing changes in our performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we use, and that as a result, our Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

A reconciliation of our Core FFO to net income for the three months ended March 31, 2025, and 2024 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended March 31,
	2025	2024
Revenue	$485,794	$534,612

Net Loss	$(1,413,112)	$(2,076,998)
Stock-Based Compensation	143,213	216,475
Interest Expense - Amortization of Debt Costs	7,847	7,877
Amortization of Intangible Lease Asset	56,872	56,872
Depreciation on Land Improvements	-	488,197
Impairment Expense	-	549,557
Gain on sale of property	-	(394,394)
Core FFO Available to Preferred and Common Stock	(1,205,180)	(1,152,414)

Preferred Stock Dividends	(163,207)	(163,207)

Core FFO Available to Common Shares	$(1,368,387)	$(1,315,621)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661

Core FFO per Common Share	(0.40)	(0.39)

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

During the quarter ended March 31, 2025, we analyzed accounting policies and procedures. In addition, management concluded that material weaknesses previously disclosed in the 2024 10-K regarding accounting for complex transactions still exist and that such controls are not effective. These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that the historical treatment of our Preferred Shares and the requirement for the restatement thereof, represents a Material Weakness in our procedures and internal controls over financial reporting and that we had ineffective Disclosure Control and Procedures related thereto. This Material Weakness relates to the accounting treatment of complex transactions. As part of our process related to the treatment of the Preferred Shares, it retained a third-party consultant that specializes in accounting treatment and SEC reporting.

 Changes in Internal Control over Financial Reporting:

Other than as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2024, East West Bank (“EWB”) initiated a complaint in the Superior Court of California, County of Los Angeles (Case 24STCV06180) against PW CanRE Holdings, LLC, PW CanRE of Colorado Holdings LLC, PW ME CanRE SD LLC, PW CO CanRE Walsenburg LLC, PW Co CanRE JKL LLC, PW CO CanRE JAB LLC, PW CO CanRE Tam 19 LLC, PW CO CanRE Mav 14 LLC, PW CO CanRE Gas Station LLC, PW CO CanRE Grail LLC, PW CO CanRE Tam 7 LLC, PW CO CanRE Cloud Nine LLC, PW CO CanRE Apotheke LLC, PW CO CanRE Mav 5 LLC, PW CO CanRE MF LLC, PW MillPro NE LLC, PW CA CanRE Canndescent LLC and PW MI CanRE Marengo LLC. The litigation relates to a loan secured by various properties held by PW CanRE Holdings, LLC through its ownership of the various subsidiaries that are also named in the complaint. The complaint is seeking (i) Judicial Foreclosure (ii) Specific Performance (iii) Appointment of Receiver; (iv) Injunctive Relief; (v) Breach of Contract (Security Agreement); (vi) Breach of Contract (Guaranty); (vii) Money Due; and (viii) Account Stated. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, which provides additional time to retire the loan. The expiration date of the original forbearance agreement was September 30, 2024. On September 30, 2024, we entered into an amendment to the forbearance agreement which moved the expiration of the forbearance agreement to January 31, 2025. As of March 31, 2025, the forbearance agreement has terminated and the greenhouse portfolio is subject to foreclosure. Effective April 11, 2025, we, through subsidiaries, resolved issues related to the Greenhouse Loan and the litigation related thereto (see Subsequent Events).

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC received a Final Order and Entry of Judgement in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. We are evaluating the potential to collect against this litigation for this Judgement, but will treat any recovery on a cash basis for accounting purposes.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2024 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2024 10-K. You should carefully consider the risks set forth in the 2024 10-K and the following risks, together with all the other information in this Report, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2024 10-K.

We have incurred a loss for the three months ended March 31, 2025 and may be unable to generate sufficient revenue to cover expenses or generate net income.

For the three months ended March 31, 2025, we had a net loss attributable to common shareholders of $1.58 million. There can be no assurance that we will be able to generate sufficient revenue to pay our expenses or generate net income.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls relating to accounting for complex transactions which has not been remedied as of March 31, 2025. Specifically, Preferred Shares were historically classified as mezzanine equity instead of being classified as equity.

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

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2025, we collected approximately 98% of our consolidated revenue from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 52% and 46% of consolidated revenue respectively.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we may continue to concentrate our investment activities in the CEA and cannabis sectors, which subjects us to more risks than if we were diversified across many sectors. At times, the performance of the CEA and infrastructure sectors may lag the performance of other sectors or the broader market as a whole.

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

Unfortunately, our tenants related to the Greenhouse Portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. A portion of the properties included in the Greenhouse Portfolio secure the Greenhouse Loan which is non-recourse to us and the lender under the Greenhouse Loan has liens against such properties. As of March 31, 2025, the balance of the loan was approximately $17,671,000, the loan was in default and such properties were subject to foreclosure. In March 2024, the lender filed a litigation seeking among other things, foreclosure and appointment of a receiver. In addition, Maryland law prohibits the payment of dividends if we are unable to pay our debts as they come due. A forbearance agreement with the lender for the Greenhouse Loan was effective on May 10, 2024, and expired, as modified, on January 31, 2025 (see Subsequent Events).

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of March 31, 2025, the balance under the 2015 PWRS Loan Agreement was approximately $6,472,000 (net of unamortized debt costs of approximately $207,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of March 31, 2025 is $14,143,000 (net of approximately $265,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, the Trust has not declared dividends on its preferred shares since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our preferred shares. As of March 31, 2025, the amount of unpaid dividends on the outstanding preferred shares is approximately $1,632,000.

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

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on our common shares. There is no limitation on our ability to issue securities senior to our common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of March 31, 2025, we had outstanding debt in the principal amount of $38.8 million and $8.5 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

In the case of indebtedness, specified amounts of principal and interest are customarily payable on specified due dates. In the case of preferred securities, such as our Series A Preferred Stock, holders are provided with a senior claim to distributions, according to the specific terms of the securities. In contrast, however, in the case of common shares, dividends are payable only when, as and if declared by our board of trustees and depend on, among other things, our results of operations, financial condition, debt service requirements, obligations to pay distributions to holders of preferred securities, such as the Series A Preferred Stock, other cash needs and any other factors that the board of trustees may deem relevant or that they are required to consider as a matter of law. Incurring additional debt, or issuing of additional preferred securities, may limit or eliminate the amounts available to pay dividends on our Series A Preferred Stock and common shares.

From time to time, our management team may own interests in our lessees or other counterparties, and may thereby have interests that conflict or appear to conflict with our interests.

On occasion, our management may have financial interests that conflict or appear to conflict with our interests. For example, four of our properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended March 31, 2025 and 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the tenants have vacated the properties.

Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, our involvement in such transactions, in any such circumstance, there may be conflicts of interest between us on one hand, and subsidiaries of MILC, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Declaration of Trust of Power REIT dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT dated October 20, 2011 incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A cumulative Redeemable Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 8-A (File Number 001-36312) filed with the Securities and Exchange Commission as of February 11, 2014.

10.1	Sales Agreement, dated January 24, 2025, by and between Power REIT and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 24, 2025.

31.1	Section 302 Certification for David H. Lesser

32.1	Section 906 Certification for David H. Lesser

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2025 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: May 14, 2025

