Form 10-Q
period 2025-06-30
Power REIT
filed 2025-08-05
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

3,389,661 common shares, $0.001 par value, outstanding at August 1, 2025.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Land	$4,762,546	$4,751,010
Greenhouse cultivation and processing facilities, net of accumulated depreciation	1,157,376	1,189,195
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	15,069,922	15,090,205

Cash and cash equivalents	1,481,349	2,194,502
Restricted cash	-	37,084
Prepaid expenses and deposits	260,147	207,177
Intangible lease asset, net of accumulated amortization	2,163,189	2,276,933
Deferred rent receivable	489,251	338,106
Mortgage loan receivables	1,632,198	1,602,000
Assets held for sale	6,442,521	24,335,236
Other assets	343,059	21,395
TOTAL ASSETS	$27,881,636	$46,102,638

LIABILITIES AND EQUITY
Accounts payable	$215,365	$173,700
Accrued expenses	135,574	166,320
Other liabilities	7,251	-
Liabilities held for sale	1,184,580	1,599,477
Current portion of long-term debt, net of unamortized discount	738,105	17,445,220
Long-term debt, net of unamortized discount	19,653,658	19,965,043
TOTAL LIABILITIES	21,934,533	39,349,760

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	3,389	3,389
Additional paid-in capital	48,234,624	47,948,200
Accumulated deficit	(50,780,862)	(49,688,663)
Total Equity	5,947,103	6,752,878

TOTAL LIABILITIES AND EQUITY	$27,881,636	$46,102,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	236,139	229,779	446,918	490,418
Other income	41,894	60,820	88,159	106,043
TOTAL REVENUE	506,783	519,349	992,577	1,053,961

EXPENSES
Amortization of intangible assets	56,872	56,872	113,744	113,744
General and administrative	341,373	359,474	668,301	813,127
Property expenses	109,185	378,850	528,600	763,745
Property taxes	141,017	92,284	206,028	149,952
Depreciation expense	20,283	183,410	22,985	671,607
Impairment expense	13,600	17,449,424	13,600	17,998,981
Interest expense	571,769	1,144,204	1,570,677	2,159,366
TOTAL EXPENSES	1,254,099	19,664,518	3,123,935	22,670,522

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of properties	(7,628)	-	(7,628)	394,394
Gain on extinguishment of debt	1,092,670	-	1,092,670	-
Unrealized loss on marketable securities	(16,813)	-	(45,883)	-
TOTAL OTHER INCOME	1,068,229	-	1,039,159	394,394

NET INCOME (LOSS)	320,913	(19,145,169)	(1,092,199)	(21,222,167)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$157,706	$(19,308,376)	$(1,418,613)	$(21,548,581)

Income (Loss) Per Common Share:
Basic	$0.05	$(5.70)	$(0.42)	$(6.36)
Diluted	0.05	(5.70)	(0.42)	(6.36)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661	3,389,661	3,389,661
Diluted	3,389,661	3,389,661	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-

Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48	0.97	0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Share-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,091,413	$(51,101,775)	$5,482,979
Net Income	-	-	-	-	-	320,913	320,913
Share-Based Compensation	-	-	-	-	143,211	-	143,211
Balance at June 30, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,234,624	$(50,780,862)	$5,947,103

Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(2,076,998)	(2,076,998)
Share-Based Compensation	-	-	-	-	216,475	-	216,475
Balance at March 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,471,100	$(27,054,920)	$28,909,521
Net Loss	-	-	-	-	-	(19,145,169)	(19,145,169)
Share-Based Compensation	-	-	-	-	190,676	-	190,676
Balance at June 30, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,661,776	$(46,200,089)	$9,955,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2025	2024
Operating activities
Net loss	$(1,092,199)	$(21,222,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	113,744	113,744
Amortization of debt costs	15,695	15,696
Share-based compensation	286,424	407,151
Impairment expense	13,600	17,998,981
Depreciation	22,985	671,607
Change in value of marketable securities	45,883	-
Loss (gain) on sale of properties	7,628	(394,394)
Gain on extinguishment of debt	(1,092,670)	-

Changes in operating assets and liabilities
Deferred rent receivable	(151,145)	(54,402)
Prepaid expenses and deposits	346,808	(514,007)
Other assets	(170,293)	-
Other liabilities	(295,447)	79,700
Accounts payable	37,784	30,867
Accrued expenses	1,228,966	1,956,572
Prepaid rent	5,100	(33,000)
Net cash used in operating activities	(677,137)	(943,652)

Investing activities
Cash received for sale of properties	132,274	715,642
Investment in marketable securities	(197,254)	-
Cash received for mortgage loan receivables	74,802	155,000
Net cash provided by investing activities	9,822	870,642

Financing Activities
Proceeds received from debt	459,919	-
Principal payment on long-term debt	(542,841)	(1,096,246)
Net cash used in financing activities	(82,922)	(1,096,246)

Net decrease in cash and cash equivalents and restricted cash	(750,237)	(1,169,256)

Cash and cash equivalents and restricted cash, beginning of period	$2,231,586	$4,104,884

Cash and cash equivalents and restricted cash, end of period	$1,481,349	$2,935,628

Supplemental disclosure of cash flow information:
Interest paid	$479,716	$519,601

Non-cash transactions
Land and greenhouse properties transferred in lieu of debt repayment	17,082,500	-
Mortgage loan receivables entered into in connection with sale of properties	105,000	1,250,000
Accrued interest and loan expenses transferred to loan	1,070,468	2,181,876
Equipment written off against financing liabilities	53,756	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1 – GENERAL INFORMATION

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

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

The Trust is structured as a holding company and owns its assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2025 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the six months ended June 30, 2025, the Trust did not declare a quarterly dividend of approximately $326,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

On June 9, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was a nominal loss on sale based on previous impairments.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down a loan previously secured by the Trust’s Greenhouse Portfolio (“the Greenhouse Loan”) and pay other accrued expenses related to the property. There was no gain/loss on sale recognized based on previous impairments.

On January 24, 2025 the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which it may, from time to time, issue and sell its common shares, however, the Sales Agent is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more.

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

The Greenhouse Loan was secured by most of the Greenhouse Portfolio. The Greenhouse Loan was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for Greenhouse Portfolio properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties in the amount of approximately $16,904,000, which includes the write off of accrued property tax of approximately $179,000, along with the remaining balance of the Greenhouse Loan in the amount of approximately $17,997,000. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, the Trust recognized a non-cash gain of approximately $1,093,000.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts previously included in restricted cash represented funds held by the Trust related to debt service payment reserves required by the lender of the Greenhouse Loan but since that obligation was satisfied in April, 2025, the restricted cash as of June 30, 2025 is $0.

The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$1,481,349	$2,194,502
Restricted cash	-	37,084
Cash and cash equivalents and restricted cash	$1,481,349	$2,231,586

Stock Based Compensation Accounting Policy

The Trust records all equity-based incentive grants to officers and non-employee members of the Trust’s Board of Trustees in general and administrative expenses in the Trust’s Consolidated Statement of Operations based on their fair value determined on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the vesting term of the outstanding equity awards.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include Power REIT and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of June 30, 2025 and December 31, 2024 the total number of common stock equivalents was 192,778 and composed of stock options.

The following table sets forth the computation of basic and diluted income (loss) per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Numerator:

Net income (loss)	$320,913	$(19,145,169)	$(1,092,199)	$(21,222,167)
Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$157,706	$(19,308,376)	$(1,418,613)	$(21,548,581)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661	3,389,661	3,389,661

Basic and diluted income (loss) per common share	$0.05	$(5.70)	$(0.42)	$(6.36)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the six months ended June 30, 2025 and 2024, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC for which it was determined that the buildings have a useful life of 37 years. For the three months ended June 30, 2025 and 2024, approximately $20,000 and $183,000 depreciation expense was recorded, respectively. For the six months ended June 30, 2025 and 2024, approximately $23,000 and $672,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of June 30, 2025 and December 31, 2024, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of its assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the three months ended June 30, 2025 and 2024, an impairment charge was expensed in the amount of approximately $14,000 and $17,449,000, respectively. During the six months ended June 30, 2025 and 2024, an impairment charge was expensed in the amount of approximately $14,000 and $17,999,000, respectively, of which approximately $13,209,000 was for the Michigan and Nebraska properties that are no longer owned by the Trust.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three and six months ended June 30, 2025 and 2024, the Trust did not write off any straight-line rent receivable against rental income. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Straight-Line Rent	$200,779	$200,779	$401,558	$401,558
Cash Basis Rent	35,360	29,000	45,360	88,860
	$236,139	$229,779	$446,918	$490,418

Deferred rent receivable as of June 30, 2025 and December 31, 2024 is approximately $489,000 and $338,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) has been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended June 30, 2025 and 2024, approximately $57,000 of the intangibles was amortized. For each of the six months ended June 30, 2025 and 2024, approximately $114,000 of the intangibles was amortized.

Intangible Assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for Intangible Assets for the three and six months ended June 30, 2025 and 2024.

The following table provides a summary of the Intangible Assets:

	Cost	Accumulated Amortization Through 12/31/24	Accumulated Amortization Through 6/30/2025	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,436,615	$113,744	$2,163,189

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2025 (Six months remaining)	$113,744
2026	$227,488
2027	$227,488
2028	$227,488
2029	$227,488
Thereafter	$1,139,493
Total	$2,163,189

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of June 30, 2025, the Trust owns publicly traded REIT securities with a fair market value of approximately $161,000, based on the June 30, 2025 closing prices. As of December 31, 2024, the Trust owned publicly traded REIT securities with a fair market value of approximately $10,000, based on the December 31, 2024 closing prices.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan. PW SD assessed the collectability and deemed no allowance was needed as of June 30, 2025. The principal balance of the note was $597,000 as of June 30, 2025 and December 31, 2024.

On January 6, 2024, PW CO CanRE MF LLC (“PW MF”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of June 30, 2025 and December 31, 2024, the balance of the loan was $930,000 and $1,005,000 respectively. On June 9, 2025, PW MF agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030. PW MF assessed the collectivity and deemed no allowance was needed as of June 30, 2025.

On June 9, 2025, PW MF provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of June 30, 2025, and December 31, 2024, the balance of the loan is $105,000 and $0, respectively. PW MF assessed the collectivity and deemed no allowance is needed as of June 30, 2025.

Other Income

Other income included in Total Revenue for the three months ended June 30, 2025 and 2024 is approximately $42,000 and $61,000, respectively consisting of interest income. Other income included in Total Revenue for the six months ended June 30, 2025 and 2024 is approximately $88,000 and $106,000, respectively, consisting of interest income.

Other Assets

Other assets as of June 30, 2025 and December 31, 2024 is approximately $343,000 and $21,000 respectively, which mainly represents the fair market value of common shares and warrants of a publicly traded REIT and prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Interest Expense

Interest expense for the three months ended June 30, 2025 related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan was approximately $170,000, $78,000 and $322,000, respectively, compared to approximately $173,000, $83,000 and $888,000, respectively, for the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2025 related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan was approximately $341,000, $158,000 and $1,070,000, respectively. compared to approximately $346,000, $168,000 and $1,628,000, respectively, for the six months ended June 30, 2024.

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

General and Administrative Expenses

General and Administrative Expense for the three months ended June 30, 2025 and 2024 is approximately $341,000 and $359,000, respectively, which includes a non-cash share-based compensation expense of approximately $143,000 and $191,000, respectively. General and Administrative Expense for the six months ended June 30, 2025 and 2024 is approximately $668,000 and $813,000, respectively, which includes a non-cash share-based compensation expense of approximately $286,000 and $407,000, respectively.

Preferred Stock

As of June 30, 2025, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not currently subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless they are redeemed, repurchased or converted.

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

As of December 31, 2024, the Trust had incurred recurring losses from operations and negative operating cash flows and had current liabilities that were in excess of current assets. However, management has developed and is implementing a plan intended improve liquidity and fund the Trust’s ongoing operations. The plan included a transaction related to the resolution of the Greenhouse Loan. The Trust believes that, based on its current forecasts, its cash on hand, together with cash flow from operations and potential borrowings through either equity raises or debt issuances, should be sufficient to fund the Trust’s capital requirements for at least the next twelve months from the issuance date of its consolidated financial statements. However, the Trust can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on the Trust’s financial performance and the ever-changing market.

On a consolidated basis, the Trust’s cash and cash equivalents totaled $1,481,349 as of June 30, 2025, a decrease of $750,237 from December 31, 2024. During the six months ended June 30, 2025, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties and paydown of the indebtedness.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties.

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

4 – DISPOSITIONS

2025 Dispositions

On June 9, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was an approximately $8,000 loss on sale based on previous impairments taken.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized based on previous impairments.

2024 Dispositions

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

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. On May 30, 2025, PW MF agreed to modify the terms of the note whereby payments are based on a 5-year amortization schedule at an 11% per annum interest rate and with monthly payments of $16,052 from May 1, 2025 to April 1, 2030 and a balloon payment for the balance due on May 1, 2030. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. The gain on sale recognized was approximately $213,000. The Trust has assessed that this is considered a loan modification.

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three and six months ended June 30, 2025 and 2024, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended June 30, 2025 and 2024 is approximately $465,000 and $459,000, respectively. Total revenue from its leases recognized for the six months ended June 30, 2025 and 2024 is approximately $904,000 and $948,000, respectively.

Due to significant price compression in the wholesale cannabis market, the Trust’s cannabis related tenants have experienced severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives with respect to the CEA portfolio and has listed assets for sale.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2025, Power REIT collected approximately 95% of its consolidated revenue from two properties. The tenants were Norfolk Southern Corp (“NSC”) and Regulus Solar, LLC which represent 51% and 44% of consolidated revenue respectively. Comparatively, during the six months ended June 30, 2024, Power REIT collected approximately 90% of its consolidated revenue from two properties. The tenants were NSC and Regulus Solar, LLC which represent 48% and 42% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of June 30, 2025 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets Held for Use	Assets Held for Sale
2025 (6 months remaining)	$461,326	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
2029	844,703	-
Thereafter	4,310,559	-
Total	$8,101,135	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had a simple interest rate of 5.0% per annum that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of June 30, 2025 and December 31, 2024 is approximately $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% per annum for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of June 30, 2025 and December 31, 2024 is approximately $0. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note for the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate per annum. As of June 30, 2025 and December 31, 2024, the balance of the 2015 PWRS Loan was approximately $6,304,000 (net of unamortized debt costs of approximately $202,000) and $6,944,000 (net of unamortized debt costs of approximately $230,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV for the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% per annum and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of June 30, 2025 and December 31, 2024 was approximately $14,088,000 (net of approximately $262,000 of capitalized debt costs) and approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of June 30, 2025 and December 31, 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the six months ended June 30, 2025 and 2024, the Trust recognized approximately $554,000 and $624,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, the Trust recognized approximately $265,000 and $373,000, respectively of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in the Consolidated Statements of Operations. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, the Trust recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write off of accrued property tax of approximately $179,000.

The amount of principal payments remaining on Power REIT’s debt as of June 30, 2025 is as follows:

2025 (Six months remaining)	$434,567
2026	$791,212
2027	$835,036
2028	$880,909
2029	$928,923
Thereafter	$16,985,073
Long term debt	$20,855,720

7 – IMPAIRMENT AND ASSETS HELD FOR SALE

For the three months ended June 30, 2025 and 2024, the Trust recorded a non-cash impairment charge of approximately $14,000 and $17.4 million, respectively. During the six months ended June 30, 2025 and 2024, the Trust recorded a non-cash impairment charge of approximately $14,000 and $18 million, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the six months ended June 30, 2025 and 2024 is below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Assets Held for Sale	$13,600	$13,988,427	$13,600	$14,537,984
Long-Lived Assets	-	3,460,997	-	3,460,997
	$13,600	$17,449,424	$13,600	$17,998,981

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of June 30, 2025 since all criteria under ASC 360-10-45-9 were met. The Balance Sheet as of December 31, 2024 has been reclassed for comparative purposes as three properties (Tamarack 7, Tam 7 -MIP, Maverick 5 – Jackson Farms, and Tamarack 8 -Apotheke) considered held for sale are now considered held for use as of June 30, 2025. Also, the balance sheet as of December 31, 2024 includes the Tamarack 18, and Tamarack 13 properties which were sold during the first six months of 2025 as well as, the Michigan and Nebraska properties which were written off on April 11, 2025 as part of the resolution of the Greenhouse Loan, and therefore all removed from the June 30, 2025 column. The assets and liabilities of assets held for sale were as follows:

	June 30, 2025	December 31, 2024

ASSETS
Land	743,549	1,359,865
Greenhouse cultivation and processing facilities, net of accumulated depreciation	5,663,052	22,458,215
Prepaid expense and deposits	35,920	460,698
Other assets	-	56,458
TOTAL ASSETS - Held for sale	6,442,521	24,335,236

LIABILITIES
Accounts payable	135,474	139,355
Accrued expenses	1,044,006	1,103,668
Prepaid rent	5,100	-
Other liabilities	-	356,454
TOTAL LIABILITIES - Held for sale	1,184,580	1,599,477

Other Liabilities

Other liabilities as of June 30, 2025 and December 31, 2024 is approximately $0 and $356,000, respectively. Other liabilities for December 31, 2024 represent a finance agreement for an insurance policy for properties that were considered held for sale. It also includes the finance agreement for a tractor that was used at the Nebraska greenhouse. The loan was payable annually over five years with a 1.9% interest rate per annum and matures on August 21, 2028. The loan was in default and the tractor was transferred to the lender as of April 2, 2025.

Other Assets

Other assets as of June 30, 2025 and December 31, 2024 is approximately $0 and $56,000, respectively. Other assets as of December 31, 2024 represent a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation) that was transferred to the lender as of April 2, 2025.

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Share Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Trustees and Consultants; to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of June 30, 2025, the aggregate number of shares of common shares that may be issued pursuant to outstanding awards is currently 2,348,710 which is subject to adjustment per the Plan.

Summary of Share-Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire 205,000 common shares at a price of $13.44 to its independent trustees, officers and an employee. The term of each option is 10 years. The options vest over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022.

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

The summary of share-based compensation activity for the six months ended June 30, 2025, with respect to the Trust’s stock options, is as follows:

Summary of Activity – Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2024	192,778	$13.44	-
Options Forfeited	-	13.44
Balance as of June 30, 2025	192,778	13.44	-

Options exercisable as of June 30, 2025	187,569	$13.44	-

The weighted average remaining term of the options is 6.86 years.

Summary of Share-Based Compensation Activity – Restricted Stock

The summary of share-based compensation activity for the six months ended June 30, 2025, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock
	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2024	3,887	13.44
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(3,333)	13.44
Balance as of June 30, 2025	554	13.44

Share-based Compensation

During the six months ended June 30, 2025, the Trust recorded approximately $45,000 of non-cash expense related to restricted stock and approximately $242,000 of non-cash expense related to options granted compared to approximately $151,000 of non-cash expense related to restricted stock and approximately $256,000 of non-cash expense related to options granted for the six months ended June 30, 2024. During the three months ended June 30, 2025, the Trust recorded approximately $22,000 of non-cash expense related to restricted stock and approximately $121,000 of non-cash expense related to options granted compared to approximately $65,000 of non-cash expense related to restricted stock and approximately $125,000 of non-cash expense related to options granted for the three months ended June 30, 2024. As of June 30, 2025, there was approximately $7,500 of total unrecognized share-based compensation expense for restricted stock and approximately $40,000 of total unrecognized share-based expense for options, which expense will be recognized through the third quarter of 2025. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three and six months ended June 30, 2025 and 2024, the Trust did not declare a quarterly dividend of approximately $163,000 and $326,000, respectively, of dividends to holders of Power REIT’s Series A Preferred Stock.

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

10 – RELATED PARTY TRANSACTIONS

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC”). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of June 30, 2025, these leases were in default and terminated. Total rental income recognized for the three and six months ended June 30, 2025 and 2024 from the tenants that were affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0.

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

11 – CONTINGENCIES

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees. Some of the Trust’s properties which are special purpose in nature and maybe vacant, may be difficult to insure on an economic basis and maybe under insured or uninsured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 31, 2025 (the “2024 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the 2024 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to the “Registrant” or the “Trust” refer to Power REIT and “we,” “us,” “our” and “Power REIT” refer to Power REIT, together with its consolidated subsidiaries.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the 2024 10-K. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Overview

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

We are structured as a holding company and owns our assets through twenty-four direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2025, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by our subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio)

During the three and six months ended June 30, 2025, we did not declare a quarterly dividend of approximately $163,000 and $326,000, respectively, ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

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

Recent Events

On June 9, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was a nominal loss on sale based on previous impairments.

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized based on previous impairments.

On January 24, 2025 we entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which we may, from time to time, issue and sell our common shares, however, the Sales Agent is not obligated to sell any common shares and there are limits on the dollar amount of common shares we can sell pursuant to the Sales Agreement. In addition, our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time as the market value of our voting securities held by non-affiliates is $75 million or more.

Settlement of Greenhouse Loan

The Greenhouse Loan was secured by most of the Greenhouse Portfolio. The Greenhouse Loan was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, we resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to our subsidiaries and released obligations related to the Greenhouse Loan. We will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of June 30, 2025 and December 31, 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the six months ended June 30, 2025 and 2024, we recognized approximately $554,000 and $624,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, we recognized approximately $265,000 and $373,000, respectively of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in the Consolidated Statements of Operations. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, we recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write off of accrued property tax of approximately $179,000.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our debt and debt leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.81 million which included approximately $2.1 million of seller financing provided to the buyers. During 2025, we completed sales of assets for total gross proceeds of approximately $325,000 which included approximately $105,000 of seller financing provided to a buyer. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling greenhouse properties and/or re-leasing them in an effort to improve the overall performance going forward. Effective April 11, 2025, we closed on a settlement agreement with the lender for the Greenhouse Loan. See “Settlement of Greenhouse Loan,” above, for more information.

The transaction related to the Greenhouse Loan closed on April 11, 2025 and resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties. We will continue to seek to realize value from the retained assets and are exploring a shift in focus and are evaluating real estate distressed situations including properties, loans and companies.

Taking Steps to Position the Company for Future Growth Opportunities

We are taking steps designed to position ourselves to create shareholder value. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with seeking to reposition properties.

We may seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with us.

The following table is a summary of our properties as of June 30, 2025:

Property Type/Name	Acres	Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [5,6]	5.20	17,368	1,594,582
Maverick 14[3,5,6]	5.54	26,940	1,908,400
Tamarack 7[3,5]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[4,5]			636,351
Tamarack 19[3,5,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [4,5]	4.31	21,548	2,061,542
Tamarack 3[5,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [4,5]	5.20	15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41	26,076	2,239,870

Walsenburg, Colorado [3,5,6]	35.00	74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85	35,505	7,685,000
Vinita, Oklahoma[3,5,6]	9.35	40,000	2,593,313

Greenhouse Total	82.49	356,717	$30,925,317
Total Portfolio (Real Estate Owned)			$49,258,865

Mortgage Loan			$597,000
Mortgage Loan			930,198
Mortgage Loan			105,000

Impairment			20,612,497
Depreciation and Amortization			5,006,656
Net Book Value Net of Impairment, Depreciation and Amortization			$25,271,910

[1]	Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet
[2]	Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs
[3]	Property is vacant
[4]	Tenant is not current on rent/in default
[5]	An impairment has been taken against this asset
[6]	Asset held for sale

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles and generally accepted in the United States of America (“GAAP”), which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2024 10-K.

Results of Operations

Three Months Ended June 30, 2025 and 2024

Revenue during the three months ended June 30, 2025 and 2024 was $506,783 and $519,349, respectively. Revenue during the three months ended June 30, 2025, consisted of revenue from lease income from direct financing lease of $228,750, rental income of $236,139, and other income of $41,894. The decrease in total revenue was primarily related to a $18,926 decrease in interest income offset by an increase of rental income of $6,360 due to new cannabis tenants. Expenses for the three months ended June 30, 2025 compared to the same period in 2024 decreased by $18,410,419, primarily due to a substantial lower impairment expense in 2025 of $17,435,824, decreased property expenses of $269,665, and a decrease in depreciation expense of $163,127 as several properties are considered held for sale. The difference is also due to a decrease in general and administrative expenses of $18,101 offset by an increase of property tax expense of $48,733. Other income increased by $1,068,229 primarily due to the gain on extinguishment of debt of $1,092,670 offset by a loss on the sale of a property of $7,628. Net income attributable to common shares during the three months ended June 30, 2025 was $157,706 compared to a net loss of $19,308,376 for the three months ended June 30, 2024, an increase of $19,466,082.

Six Months Ended June 30, 2025 and 2024

Revenue during the six months ended June 30, 2025 and 2024 was $992,577 and $1,053,961, respectively. Revenue during the six months ended June 30, 2025, consisted of revenue from lease income from direct financing lease of $457,500, rental income of $446,918, and other income of $88,159. The decrease in total revenue was primarily related to a $43,500 decrease in rental income from the cannabis tenants due to defaulted leases related to the challenges within the cannabis industry and decrease in other income of $17,884. Expenses for the six months ended June 30, 2025 compared to the same period in 2024 decreased by $19,546,587 primarily due to a substantial lower impairment expense in 2025 of $17,985,381, decreased property expenses of $235,145, and a decrease in depreciation expense of $648,622 as several properties are considered held for sale. The difference is also due to a decrease in general and administrative expenses of $144,826 and a decrease in interest expense of $588,689 offset by an increase of property tax expense of $56,076. Other income increased by $644,765 primarily due to the gain on extinguishment of debt of $1,092,670 offset by a loss of the sale of a property of $402,022 and an unrealized loss on marketable securities of $45,883. Net loss attributable to common shares during the six months ended June 30, 2025 and 2024 was 1,418,613 and $21,548,581, respectively, a decrease of $20,129,968.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $1,481,349 as of June 30, 2025, a decrease of $750,237 from December 31, 2024. During the six months ended June 30, 2025 and 2024, cash used in operating activities was $677,137 and $943,652, respectively. The decrease in cash used is primarily due to a smaller net loss in 2025, as well as favorable changes in working capital, including a decrease in prepaid expense and an increase in accrued expenses. This is partially offset by lower non-cash expenses, including depreciation, impairment expense and share-based compensation. Investing activities during for the six months ended June 30, 2025 and 2024 were $9,822 and $870,642, respectively. The decrease is mainly due to lower proceeds from property sales and a new investment in marketable securities in 2025. Cash used in financing activities during the six months ended June 30, 2025 was $82,922, compared to $1,096,246 in the prior year. The difference is due to lower principal payments on long-term debt, partially offset by new debt proceeds in 2025.

Our current loan liabilities totaled approximately $738,000 as of June 30, 2025. We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,119,000. If the property taxes remain delinquent, the Greenhouse Portfolio will be subject to tax foreclosure actions starting in the first quarter of 2026.

Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties. Following the resolution of the Greenhouse Loan, our management believes that the going concern doubt in our 2024 10-K and previous quarterly reports on Form 10-Q has been alleviated, and that our cash should provide greater than twelve months of liquidity for our capital needs.

Power REIT will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating real estate distressed situations including properties, loans and companies.

During the six months ended June 30, 2025, we generated approximately $56,000 of cash from debt service related to the seller financing provided in 2024 and we sold two properties, one of which produced another seller finance agreement for $105,000, which amortizes over a 60- month period at an interest rate of 11% per annum. The seller financing agreements have a combined remaining balance of $1,632,198 as of June 30, 2025.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed. Although we entered into the Sales Agreement the rules of the SEC and NYSE American place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed. If we are unable to sell certain assets when anticipated at prices anticipated, we may not have sufficient cash to fund operations and commitments beyond the next twelve months.

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

Our management believes that Core FFO is a useful supplemental measure of our operating performance. Our management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of our period-over-period performance. These items include non-recurring expenses, such as one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including share-based compensation expense, amortization and certain up front financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. We believe that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing us to other REITs that disclose similarly computed Core FFO figures, and when analyzing changes in our performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we use, and that as a result, our Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

A reconciliation of our Core FFO to net income for the six months ended June 30, 2025, and 2024 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months ended June 30,		Six Months ending June 30,
	2025	2024	2025	2024
Revenue	$506,783	$519,349	$992,577	$1,053,961

Net Income (Loss)	$320,913	$(19,145,169)	$(1,092,199)	$(21,222,167)
Share-Based Compensation	143,211	190,676	286,424	407,151
Interest Expense - Amortization of Debt Costs	7,848	7,819	15,695	15,696
Amortization of Intangible Lease Asset	56,872	56,872	113,744	113,744
Depreciation on Land Improvements	20,283	183,410	22,985	671,607
Impairment Expense	13,600	17,449,424	13,600	17,998,981
Loss (gain) on sale of property	7,628	-	7,628	(394,394)
Core FFO Available to Preferred and Common Shares	570,355	(1,256,968)	(632,123)	(2,409,382)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

Core FFO Available to Common Shares	$407,148	$(1,420,175)	$(958,537)	$(2,735,796)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661	3,389,661	3,389,661

Core FFO per Common Share	0.12	(0.42)	(0.28)	(0.81)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

During the quarter ended June 30, 2025, we analyzed accounting policies and procedures. In addition, management concluded that material weaknesses previously disclosed in the 2024 10-K regarding accounting for complex transactions still exist and that such controls are not effective. These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that the historical treatment of our Series A Preferred Stock and the requirement for the restatement thereof, represents a material weakness in our procedures and internal controls over financial reporting and that we had ineffective disclosure control and procedures related thereto. This material weakness relates to the accounting treatment of complex transactions. As part of our process related to the treatment of the Series A Preferred Stock, wet retained a third-party consultant that specializes in accounting treatment and SEC reporting.

Changes in Internal Control over Financial Reporting:

Other than as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls relating to accounting for complex transactions which has not been remediated as of June 30, 2025. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

As a result of our failure to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Our failure to maintain an effective system of internal controls, and any failure by us to implement required new or improved internal controls or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Our failure to maintain effective internal controls over financial reporting, may result in us not being able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common shares.

The investment portfolio is, and in the future may continue to be, concentrated in its exposure to a relatively few numbers of investments, industries and lessees.

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2025, we collected approximately 95% of our consolidated revenue from two properties. The tenants were NSC and Regulus Solar, LLC which represent 51% and 44% of consolidated revenue respectively.

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

Unfortunately, our tenants related to the Greenhouse Portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. A portion of the properties included in the Greenhouse Portfolio secure the Greenhouse Loan which was non-recourse to us and the lender under the Greenhouse Loan has liens against such properties. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets by leasing and/or selling.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of June 30, 2025, the balance under the 2015 PWRS Loan Agreement was approximately $6,304,000 (net of unamortized debt costs of approximately $202,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of June 30, 2025 is $14,088,000 (net of approximately $262,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, we have not declared dividends on our Series A Preferred Stock since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our Series A Preferred Stock. As of June 30, 2025, the amount of unpaid, undeclared dividends on the outstanding shares of Series A Preferred Stock is approximately $1,795,000.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of June 30, 2025, we had outstanding debt in the principal amount of $20.9 million and $8.5 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict or appear to conflict with our interests. For example, four of our properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended June 30, 2025 and 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the tenants have vacated the properties and the leases have terminated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

During the three months ended June 30, 2025, the Trust did not declare a quarterly dividend of approximately $163,000 to holders of Power REIT’s Series A Preferred Stock in order to preserve liquidity. As of August 5, 2025, the amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $1,795,000.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no trustee or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Declaration of Trust of Power REIT dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT dated October 20, 2011 incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A cumulative Redeemable Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 8-A (File Number 001-36312) filed with the Securities and Exchange Commission as of February 11, 2014.

31.1*	Section 302 Certification for David H. Lesser

32.1*	Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2025 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: August 5, 2025

