Form 10-Q
period 2025-09-30
Power REIT
filed 2025-10-24
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

3,389,661 common shares, $0.001 par value, outstanding at October 22, 2025.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Land	$4,730,741	$4,751,010
Greenhouse cultivation and processing facilities, net of accumulated depreciation	1,143,564	1,189,195
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	15,024,305	15,090,205

Cash and cash equivalents	1,993,495	2,194,502
Restricted cash	-	37,084
Prepaid expenses and deposits	230,850	207,177
Intangible lease asset, net of accumulated amortization	2,106,317	2,276,933
Deferred rent receivable	324,107	338,106
Mortgage loan	1,604,265	1,602,000
Assets held for sale	6,406,602	24,335,236
Other assets	265,716	21,395
TOTAL ASSETS	$27,955,657	$46,102,638

LIABILITIES AND EQUITY
Accounts payable	$226,405	$173,700
Accrued expenses	192,299	166,320
Other liabilities	8,177	-
Liabilities held for sale	1,260,393	1,599,477
Current portion of long-term debt, net of unamortized discount	750,231	17,445,220
Long-term debt, net of unamortized discount	19,299,760	19,965,043
TOTAL LIABILITIES	21,737,265	39,349,760

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of September 30, 2025 and December 31, 2024)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,389,661 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	3,389	3,389
Additional paid-in capital	48,282,362	47,948,200
Accumulated deficit	(50,557,311)	(49,688,663)
Total Equity	6,218,392	6,752,878

TOTAL LIABILITIES AND EQUITY	$27,955,657	$46,102,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	245,729	353,504	692,647	843,922
Rental income - related parties	-	785,000	-	785,000
Other income	38,631	58,858	126,790	164,901
TOTAL REVENUE	513,110	1,426,112	1,505,687	2,480,073

EXPENSES
Amortization of intangible assets	56,872	56,872	170,616	170,616
General and administrative	265,998	338,008	934,299	1,151,135
Property expenses	100,324	493,501	834,952	1,407,198
Depreciation expense	13,812	145,587	36,797	817,194
Impairment expense	31,804	195,403	45,404	18,194,384
Interest expense	244,660	872,460	1,815,337	3,031,826
TOTAL EXPENSES	713,470	2,101,831	3,837,405	24,772,353

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of properties	-	-	(7,628)	394,394
Gain on extinguishment of debt	-	-	1,092,670	-
Unrealized gain on marketable securities	46,412	-	529	-
Realized gain on marketable securities	377,499	-	377,499	-
Forgiveness of accounts payable	-	350,704	-	350,704
TOTAL OTHER INCOME	423,911	350,704	1,463,070	745,098

NET INCOME (LOSS)	223,551	(325,015)	(868,648)	(21,547,182)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$60,344	$(488,222)	$(1,358,269)	$(22,036,803)

Income (Loss) Per Common Share:
Basic	$0.02	$(0.14)	$(0.40)	$(6.50)
Diluted	0.02	(0.14)	(0.40)	(6.50)

Weighted Average Number of Shares Outstanding:
Basic	3,389,661	3,389,661	3,389,661	3,389,661
Diluted	3,389,661	3,389,661	3,389,661	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48	1.45	1.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Stock-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,091,413	$(51,101,775)	$5,482,979
Net Income	-	-	-	-	-	320,913	320,913
Stock-Based Compensation	-	-	-	-	143,211	-	143,211
Balance at June 30, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,234,624	$(50,780,862)	$5,947,103
Net Income	-	-	-	-	-	223,551	223,551
Stock-Based Compensation	-	-	-	-	47,738	-	47,738
Balance at September 30, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,282,362	$(50,557,311)	$6,218,392

Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(2,076,998)	(2,076,998)
Stock-Based Compensation	-	-	-	-	216,475	-	216,475
Balance at March 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,471,100	$(27,054,920)	$28,909,521
Net Loss	-	-	-	-	-	(19,145,169)	(19,145,169)
Stock-Based Compensation	-	-	-	-	190,676	-	190,676
Balance at June 30, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,661,776	$(46,200,089)	$9,955,028
Net Loss	-	-	-	-	-	(325,015)	(325,015)
Stock-Based Compensation	-	-	-	-	143,212	-	143,212
Balance at September 30, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,804,988	$(46,525,104)	$9,773,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
	2025	2024
Operating activities
Net loss	$(868,648)	$(21,547,182)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	170,616	170,616
Amortization of debt costs	23,542	23,542
Stock-based compensation	334,162	550,363
Impairment expense	45,404	18,194,384
Depreciation	36,797	817,194
Realized gain on marketable securities	(377,499)	-
Unrealized gain on marketable securities	(529)	-
Loss (gain) on sale of properties	7,628	(394,394)
Gain on extinguishment of debt	(1,092,670)	-

Changes in operating assets and liabilities
Deferred rent receivable	13,999	107,140
Prepaid expenses and deposits	412,025	(307,259)
Other liabilities	(294,521)	-
Accounts payable	14,398	(479,322)
Tenant security deposits	-	(924,724)
Accrued expenses	1,374,603	2,717,203
Prepaid rent	-	(33,000)
Net cash used in operating activities	(200,693)	(1,105,439)

Investing activities
Cash received for sale of properties	132,274	715,642
Investment in marketable securities	365,104	-
Collection of mortgage loan principal	102,735	200,000
Net cash provided by investing activities	600,113	915,642

Financing Activities
Proceeds received from debt	459,919	-
Principal payment on long-term debt	(900,460)	(1,519,445)
Cash paid for offering related expenses	(196,970)	-
Net cash used in financing activities	(637,511)	(1,519,445)

Net decrease in cash and cash equivalents and restricted cash	(238,091)	(1,709,242)

Cash and cash equivalents and restricted cash, beginning of period	$2,231,586	$4,104,884

Cash and cash equivalents and restricted cash, end of period	$1,993,495	$2,395,642

Supplemental disclosure of cash flow information:
Interest paid	$718,378	$751,462
Non-cash transactions
Land and greenhouse properties transferred in lieu of debt repayment	17,107,500	-
Mortgage loan receivables entered into in connection with sale of properties	105,000	1,250,000
Accrued interest and loan expenses transferred to loan	1,078,468	2,801,247
Equipment written off against financing liabilities	53,756	-
Offering related expenses included in accounts payable	34,426	-

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

The Trust is structured as a holding company and owns its assets through nineteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2025 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the nine months ended September 30, 2025, the Trust did not declare a quarterly dividend of approximately $490,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

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

On January 31, 2025 a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down a loan previously secured by the Trust’s Greenhouse Portfolio (“the Greenhouse Loan”) and pay other accrued expenses related to the property. There was no gain or loss on sale recognized based on previous impairments.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2024, the last tax return completed to date, the Trust has a federal net operating loss of $41.0 million, which may reduce or eliminate this requirement.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions; however, amounts are not insured or guaranteed by the FDIC. Amounts previously included in restricted cash represented funds held by the Trust related to debt service payment reserves required by the lender of the Greenhouse Loan but since that obligation was satisfied in April, 2025, the restricted cash as of September 30, 2025 is $0.

The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$1,993,495	$2,194,502
Restricted cash	-	37,084
Cash and cash equivalents and restricted cash	$1,993,495	$2,231,586

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

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of September 30, 2025 and December 31, 2024 the total number of common stock equivalents was 187,500 and 192,778, respectively, composed of stock options.

The following table sets forth the computation of basic and diluted income (loss) per Share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:

Net income (loss)	$223,551	$(325,015)	$(868,648)	$(21,547,182)
Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)
Numerator for basic and diluted EPS - income (loss) available to common shareholders	$60,344	$(488,222)	$(1,358,269)	$(22,036,803)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,389,661	3,389,661	3,389,661	3,389,661

Basic and diluted income (loss) per common share	$0.02	$(0.14)	$(0.40)	$(6.50)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the nine months ended September 30, 2025 and 2024, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC for which it was determined that the buildings have a useful life of 37 years. For the three months ended September 30, 2025 and 2024, approximately $14,000 and $146,000 depreciation expense was recorded, respectively. For the nine months ended September 30, 2025 and 2024, approximately $37,000 and $817,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of September 30, 2025 and December 31, 2024, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of its assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the three months ended September 30, 2025 and 2024, an impairment charge of approximately $32,000 and $195,000, respectively was expensed. During the nine months ended September 30, 2025 and 2024, an impairment charge was expensed in the amount of approximately $45,000 and $18,194,000, respectively, of which approximately $13,209,000 was for the Michigan and Nebraska properties that are no longer owned by the Trust.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three and nine months ended September 30, 2025 and 2024, the Trust did not write off any straight-line rent receivable against rental income. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

Lease revenue from land that is subject to an operating lease without rent escalation provisions is recorded on a straight-line basis.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Straight-Line Rent	$200,779	$200,780	$602,337	$602,338
Cash Basis Rent	44,950	13,000	90,310	101,860
Security Deposit Recognized as Rental Income	-	924,724	-	924,724
	$245,729	$1,138,504	$692,647	$1,628,922

Deferred rent receivable as of September 30, 2025 and December 31, 2024 is approximately $324,000 and $338,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) has been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended September 30, 2025 and 2024, approximately $57,000 of the intangibles was amortized. For each of the nine months ended September 30, 2025 and 2024, approximately $171,000 of the intangibles was amortized.

Intangible Assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for Intangible Assets for the three and nine months ended September 30, 2025 and 2024.

The following table provides a summary of the Intangible Assets:

		Accumulated Amortization	Accumulated Amortization
	Cost	Through 12/31/24	Through 9/30/2025	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,436,615	$170,616	$2,106,317

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2025 (Three months remaining)	$56,872
2026	$227,488
2027	$227,488
2028	$227,488
2029	$227,488
Thereafter	$1,139,493
Total	$2,106,317

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of September 30, 2025, the Trust owns publicly traded REIT securities with a fair market value of approximately $23,000, based on the September 30, 2025 closing prices. As of December 31, 2024, the Trust owned publicly traded REIT securities with a fair market value of approximately $10,000, based on the December 31, 2024 closing prices.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan. PW SD assessed the collectability and deemed no allowance was needed as of September 30, 2025. The principal balance of the note was $597,000 as of September 30, 2025 and December 31, 2024.

On January 6, 2024, PW CO CanRE Sherman 6 LLC (“PW Sherman”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of September 30, 2025 and December 31, 2024, the balance of the loan was approximately $908,000 and $1,005,000 respectively. On June 9, 2025, PW Sherman agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030. PW Sherman assessed the collectivity and deemed no allowance was needed as of September 30, 2025.

On June 9, 2025, PW Sherman provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of September 30, 2025, and December 31, 2024, the balance of the loan is $99,645 and $0, respectively. PW Sherman assessed the collectivity and deemed no allowance is needed as of September 30, 2025.

Other Income

Other income included in total revenue for the three months ended September 30, 2025 and 2024 is approximately $38,000 and $59,000, respectively consisting of interest income. Other income included in Total Revenue for the nine months ended September 30, 2025 and 2024 is approximately $126,000 and $165,000, respectively, consisting of interest income.

Other Assets

Other assets as of September 30, 2025 and December 31, 2024 is approximately $266,000 and $21,000 respectively. Other assets as of September 30, 2025 primarily consists of approximately $22,000 of fair market value of preferred shares of a publicly traded REIT and approximately $231,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC and associated offering related expenses.

Interest Expense

Interest expense for the three months ended September 30, 2025 related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan was approximately $169,000, $75,000 and $0, respectively, compared to approximately $172,000, $81,000 and $619,000, respectively, for the three months ended September 30, 2024. Interest expense for the nine months ended September 30, 2025 related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan was approximately $510,000, $232,000 and $1,070,000, respectively, compared to approximately $518,000, $249,000 and $2,248,000, respectively, for the nine months ended September 30, 2024.

General and Administrative Expenses

General and Administrative Expense for the three months ended September 30, 2025 and 2024 is approximately $266,000 and $338,000, respectively, which includes a non-cash share-based compensation expense of approximately $48,000 and $143,000, respectively. General and Administrative Expense for the nine months ended September 30, 2025 and 2024 is approximately $934,000 and $1,151,000, respectively, which includes a non-cash share-based compensation expense of approximately $334,000 and $550,000, respectively.

Preferred Stock

As of September 30, 2025, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not currently subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless they are redeemed, repurchased or converted.

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

On a consolidated basis, the Trust’s cash, cash equivalents and restricted cash totaled $1,993,495 as of September 30, 2025, a decrease of $238,091 from December 31, 2024. During the nine months ended September 30, 2025, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties, general and administrative expenses and paydown of the indebtedness.

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

The Trust intends to continue to focus on maximizing the value of the greenhouse properties. This will include entering into new leases and selling properties based on market conditions. The Trust will also continue to focus on improving cash collections from existing tenants. In addition, the Trust is exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value. The Trust may also raise capital in the form of debt or equity to provide liquidity. However, the Trust cannot predict, with certainty, the outcome of these actions to generate liquidity.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three and nine months ended September 30, 2025 and 2024, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended September 30, 2025 and 2024 is approximately $474,000 and $1,367,000 (which includes recognition of approximately $925,000 of rental income for non-refundable security deposits related to defaulted leases) respectively. Total revenue from its leases recognized for the nine months ended September 30, 2025 and 2024 is approximately $1,379,000 and $2,315,000 (which includes recognition of approximately $925,000 of rental income for non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured), respectively.

Due to significant price compression in the wholesale cannabis market, the Trust’s cannabis related tenants have experienced severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives with respect to the CEA portfolio and has listed assets for sale.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2025, Power REIT collected approximately 93% of its consolidated revenue from two properties. The tenants were Norfolk Southern Corp (“NSC”) and Regulus Solar, LLC which represent 50% and 43% of consolidated revenue respectively. Comparatively, during the nine months ended September 30, 2024, Power REIT collected approximately 92% of its consolidated revenue from two properties. The tenants were NSC and Regulus Solar, LLC which represent 49% and 43% of consolidated revenue respectively.

During the three months ended September 30, 2025, Power REIT collected approximately 91% of its consolidated revenue from two properties. The tenants were Norfolk Southern Corp (“NSC”) and Regulus Solar, LLC which represent 48% and 42% of consolidated revenue respectively. Comparatively, during the three months ended September 30, 2024, Power REIT collected approximately 97% of its consolidated revenue from two properties. The concentration percentages do not include the income from the recognition of security deposits related to defaulted leases. The tenants were NSC and Regulus Solar, LLC which represent 52% and 45% of consolidated revenue respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of September 30, 2025 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

	Assets Held for Use	Assets Held for Sale
2025 (3 months remaining)	$95,403	-
2026	820,004	-
2027	828,155	-
2028	836,388	-
2029	844,703	-
Thereafter	4,310,559	-
Total	$7,735,212	$-

6 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had a simple interest rate of 5.0% per annum that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of September 30, 2025 and December 31, 2024 is approximately $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% per annum for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan is secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of September 30, 2025 and December 31, 2024 is approximately $0. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note for the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate per annum. As of September 30, 2025 and December 31, 2024, the balance of the 2015 PWRS Loan was approximately $6,019,000 (net of unamortized debt costs of approximately $196,000) and $6,944,000 (net of unamortized debt costs of approximately $230,000), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV for the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% per annum and fully amortizes over the life of the financing which matures in 2054. The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of September 30, 2025 and December 31, 2024 was approximately $14,031,000 (net of approximately $260,000 of capitalized debt costs) and approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of September 30, 2025 and December 31, 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the nine months ended September 30, 2025 and 2024, the Trust recognized approximately $554,000 and $739,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, the Trust recognized approximately $0 and $116,000, respectively of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in the Consolidated Statements of Operations. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, the Trust recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write off of accrued property tax of approximately $179,000.

The amount of principal payments remaining on Power REIT’s debt as of September 30, 2025 is as follows:

2025 (Three months remaining)	$84,948
2026	791,212
2027	835,036
2028	880,909
2029	928,923
Thereafter	16,985,073
Long term debt	$20,506,101

7 – IMPAIRMENT AND ASSETS HELD FOR SALE

For the three months ended September 30, 2025 and 2024, the Trust recorded a non-cash impairment charge of approximately $32,000 and $195,000, respectively. During the nine months ended September 30, 2025 and 2024, the Trust recorded a non-cash impairment charge of approximately $45,000 and $18.1 million, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the nine months ended September 30, 2025 and 2024 is below:

	Impairment Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Assets Held for Sale	$-	$109,174	$13,600	$17,609,346
Long-Lived Assets	31,804	86,229	31,804	585,038
	$31,804	$195,403	$45,404	$18,194,384

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of September 30, 2025 since all criteria under ASC 360-10-45-9 were met. The Balance Sheet as of December 31, 2024 has been reclassed for comparative purposes as three properties (Tamarack 7, Tam 7 -MIP, Maverick 5 – Jackson Farms, and Tamarack 8 -Apotheke) considered held for sale are now considered held for use as of September 30, 2025. Also, the balance sheet as of December 31, 2024 includes the Tamarack 18, and Tamarack 13 properties which were sold during the first six months of 2025 as well as, the Michigan and Nebraska properties which were written off on April 11, 2025 as part of the resolution of the Greenhouse Loan, and therefore all removed from the September 30, 2025 column. The assets and liabilities of assets held for sale were as follows:

	September 30, 2025	December 31, 2024

ASSETS
Land	743,550	1,359,865
Greenhouse cultivation and processing facilities, net of accumulated depreciation	5,663,052	22,458,215
Prepaid Expense	-	460,698
Other assets	-	56,458
TOTAL ASSETS - Held for sale	6,406,602	24,335,236

LIABILITIES
Accounts payable	135,475	139,355
Accrued expenses	1,124,918	1,103,668
Other liabilities	-	356,454
TOTAL LIABILITIES - Held for sale	1,260,393	1,599,477

Other Liabilities

Other liabilities as of September 30, 2025 and December 31, 2024 is approximately $0 and $356,000, respectively. Other liabilities for December 31, 2024 represent a finance agreement for an insurance policy for properties that were considered held for sale. It also includes the finance agreement for a tractor that was used at the Nebraska greenhouse. The loan was payable annually over five years with a 1.9% interest rate per annum and matures on August 21, 2028. The loan was in default and the tractor was transferred to the lender as of April 2, 2025.

Other Assets

Other assets as of September 30, 2025 and December 31, 2024 is approximately $0 and $56,000, respectively. Other assets as of December 31, 2024 represent a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation) that was transferred to the lender as of April 2, 2025.

8 – EQUITY AND LONG-TERM COMPENSATION

Summary of Share Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Trustees and Consultants; to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of September 30, 2025, the aggregate number of shares of common shares that may be issued pursuant to outstanding awards is currently 2,348,710 which is subject to adjustment per the Plan.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture and used a 0% forfeiture rate in calculating unrecognized share-based compensation expense and will account for forfeitures as they occur. During the quarter ended March 31, 2024, 4,722 of unvested options were forfeited and during the quarter ended September 30, 2025, 5,278 options that had previously vested were forfeited due to the death of a Trustee.

The summary of share-based compensation activity for the nine months ended September 30, 2025, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2024	192,778	$13.44	-
Options Forfeited	(5,278)	13.44	-
Balance as of September 30, 2025	187,500	13.44	-

Options exercisable as of September 30, 2025	187,500	$13.44	-

The weighted average remaining term of the options is 6.79 years.

Summary of Share-Based Compensation Activity – Restricted Stock

The summary of share-based compensation activity for the nine months ended September 30, 2025, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2024	3,887	13.44
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(3,887)	13.44

Balance as of September 30, 2025	0	-

Share-based Compensation

During the nine months ended September 30, 2025, the Trust recorded approximately $52,000 of non-cash expense related to restricted stock and approximately $282,000 of non-cash expense related to options granted compared to approximately $174,000 of non-cash expense related to restricted stock and approximately $377,000 of non-cash expense related to options granted for the nine months ended September 30, 2024. During the three months ended September 30, 2025, the Trust recorded approximately $7,000 of non-cash expense related to restricted stock and approximately $40,000 of non-cash expense related to options granted compared to approximately $22,000 of non-cash expense related to restricted stock and approximately $121,000 of non-cash expense related to options granted for the three months ended September 30, 2024. As of September 30, 2025, there was no unrecognized share-based compensation expense for restricted stock and options. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three and nine months ended September 30, 2025 and 2024, the Trust did not declare a quarterly dividend of approximately $163,000 and $490,000, respectively, of dividends to holders of Power REIT’s Series A Preferred Stock.

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

10 – RELATED PARTY TRANSACTIONS

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC”). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of September 30, 2025, these leases were in default and terminated. Total rental income recognized for the three and nine months ended September 30, 2025 and 2024 from the tenants that were affiliated with MILC in Colorado, Oklahoma, Michigan and Nebraska was $0.

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

We are structured as a holding company and owns our assets through nineteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2025, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by our subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio)

During the three and nine months ended September 30, 2025, we did not declare a quarterly dividend of approximately $163,000 and $490,000, respectively, ($0.484375 per share per quarter) on Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

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

On January 24, 2025 we entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which we may, from time to time, issue and sell our common shares, however, the Sales Agent is not obligated to sell any common shares and there are limits on the dollar amount of common shares we can sell pursuant to the Sales Agreement. In addition, our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time as the market value of our voting securities held by non-affiliates is $75 million or more. To date, no common shares have been sold pursuant to the Sales Agreement.

Settlement of Greenhouse Loan

The Greenhouse Loan was secured by most of the Greenhouse Portfolio. The Greenhouse Loan was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, we resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to our subsidiaries and released obligations related to the Greenhouse Loan. We will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of September 30, 2025 and December 31, 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the nine months ended September 30, 2025 and 2024, we recognized approximately $554,000 and $739,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, we recognized approximately $0 and $116,000, respectively of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in the Consolidated Statements of Operations. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, we recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write off of accrued property tax of approximately $179,000.

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

We may seek to acquire, in an opportunistic, selective and disciplined manner, properties that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital. We will pursue transactions that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. In addition, we are exploring the potential to use our existing corporate structure for strategic transactions including potentially merging assets or companies with us. The Trust is also exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

The following table is a summary of our properties as of September 30, 2025:

Property Type/Name	Acres	Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000
Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [5,6]	5.20	17,368	1,594,582
Maverick 14[3,5,6]	5.54	26,940	1,908,400
Tamarack 7[3,5]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[4,5]			636,351
Tamarack 19[3,5,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [4,5]	4.31	21,548	2,061,542
Tamarack 3[5,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [4,5]	5.20	15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41	26,076	2,239,870

Walsenburg, Colorado [3,5,6]	35.00	74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85	35,505	7,685,000
Vinita, Oklahoma[3,5,6]	9.35	40,000	2,593,313

Greenhouse Total	82.49	356,717	$30,925,317
Total Portfolio (Real Estate Owned)			$49,258,865

Mortgage Loan			$597,000
Mortgage Loan			907,620
Mortgage Loan			99,645

Impairment			20,644,301
Depreciation and Amortization			5,077,340
Net Book Value Net of Impairment, Depreciation and Amortization			$25,141,489

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

3Property is vacant

4Tenant is not current on rent/in default

5An impairment has been taken against this asset

6Asset held for sale

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

Revenue during the three months ended September 30, 2025 and 2024 was $513,110 and $1,426,112, respectively. Revenue during the three months ended September 30, 2025, consisted of revenue from lease income from direct financing lease of $228,750, rental income of $245,729, and other income of $38,631. The decrease in total revenue was primarily driven by a $785,000 reduction in rental income from related parties, a $107,775 decline in other rental income (which in total includes approximately $925,000 recognized from non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured), and a decrease in other income of $20,227. Expenses for the three months ended September 30, 2025 compared to the same period in 2024 decreased by $1,338,361, primarily due to a decrease in impairment expense of $163,599, a decrease in interest expense of $627,800 due to the settlement of the Greenhouse Loan, a decrease in depreciation expense of $131,775 as several properties are considered held for sale, a decrease in property expenses of $393,177, and a decrease in general and administrative expense of $72,010. Other income increased by $73,207 primarily due to a realized gain on marketable securities of $377,499 and an unrealized gain on marketable securities of $46,412, offset by a decrease of forgiveness of accounts payable of $350,704. Net income (loss) attributable to common shares during the three months ended September 30, 2025 was a gain of $60,344 compared to a net loss of $488,222 for the three months ended September 30, 2024, an increase of $548,566.

Nine Months Ended September 30, 2025 and 2024

Revenue during the nine months ended September 30, 2025 and 2024 was $1,505,687 and $2,480,073, respectively. Revenue during the nine months ended September 30, 2025, consisted of revenue from lease income from direct financing lease of $686,250, rental income of $692,647, and other income of $126,790. The decrease in total revenue was primarily driven by a $785,000 reduction in rental income from related parties, a $151,275 decline in other rental income (which in total includes approximately $925,000 recognized from non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured), and a decrease in other income of $38,111. Expenses for the nine months ended September 30, 2025 compared to the same period in 2024 decreased by $20,934,948 primarily due to a substantial lower impairment expense in 2025 of $18,148,980, decreased interest expense of $1,216,489 due to the settlement of the Greenhouse Loan, a decrease in depreciation expense of $780,397 as several properties are considered held for sale, a decrease in general and administrative expenses of $216,836 and a decrease in property expenses of $572,246. Other income increased by $717,972 primarily due to the gain on extinguishment of debt of $1,092,670, an increase in realized gain of marketable securities of $377,499, an increase in unrealized gain of marketable securities of $529 offset by a decrease in gain on sale of a property of $402,022 and a decrease in forgiveness of accounts payable of $350,704. Net loss attributable to common shares during the nine months ended September 30, 2025 and 2024 was 1,358,269 and $22,036,803, respectively, a decrease of $20,678,534.

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash totaled $1,993,495 as of September 30, 2025, a decrease of $238,091 from December 31, 2024. During the nine months ended September 30, 2025 and 2024, cash used in operating activities was $200,693 and $1,105,439, respectively. The decrease in cash used is primarily due to a smaller net loss in 2025, as well as favorable changes in working capital, including a decrease in prepaid expense and a decrease in accrued expenses. This is partially offset by lower non-cash expenses, including depreciation, impairment expense and share-based compensation. Cash provided from investing activities during for the nine months ended September 30, 2025 and 2024 were $600,113 and $915,642, respectively. The decrease is mainly due to lower proceeds from property sales offset by investment in marketable securities in 2025. Cash used in financing activities during the nine months ended September 30, 2025 was $637,511, compared to $1,519,445 in the prior year. The difference is due to lower principal payments on long-term debt, partially offset by new debt proceeds in 2025.

Our current loan liabilities totaled approximately $750,000 as of September 30, 2025. We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,220,000. If the property taxes remain delinquent, the Greenhouse Portfolio will be subject to tax foreclosure actions starting in the first quarter of 2026.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners pursuant to which it may, from time to time, issue and sell its common shares, however, the Sales Agent is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. To date, no common shares have been sold pursuant to the Sales Agreement.

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

During the nine months ended September 30, 2025, we generated approximately $185,000 of cash from debt service related to the seller financing provided in 2024 and we sold two properties, one of which produced another seller finance agreement for $105,000, which amortizes over a 60- month period at an interest rate of 11% per annum. The seller financing agreements have a combined remaining balance of $1,604,265 as of September 30, 2025.

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

A reconciliation of our Core FFO to net income for the nine months ended September 30, 2025, and 2024 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)
(Unaudited)

	Three Months ended September 30,		Nine Months ending September 30,
	2025	2024	2025	2024
Revenue	$513,110	$1,426,112	$1,505,687	$2,480,073

Net Income (Loss)	$223,551	$(325,015)	$(868,648)	$(21,547,182)
Stock-Based Compensation	47,738	143,212	334,162	550,363
Interest Expense - Amortization of Debt Costs	7,847	7,846	23,542	23,542
Amortization of Intangible Lease Asset	56,872	56,872	170,616	170,616
Depreciation on Land Improvements	13,812	145,587	36,797	817,194
Impairment Expense	31,804	195,403	45,404	18,194,384
Loss (gain) on sale of property	-	-	7,628	(394,394)
Core FFO Available to Preferred and Common Stock	381,624	223,905	(250,499)	(2,185,477)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

Core FFO Available to Common Shares	$218,417	$60,698	$(740,120)	$(2,675,098)

Weighted Average Shares Outstanding (basic)	3,389,661	3,389,661	3,389,661	3,389,661

Core FFO per Common Share	0.06	0.02	(0.22)	(0.79)

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

During the quarter ended September 30, 2025, we analyzed accounting policies and procedures. In addition, management concluded that material weaknesses previously disclosed in the 2024 10-K regarding accounting for complex transactions still exist and that such controls are not effective. This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that the historical treatment of our Series A Preferred Stock and the requirement for the restatement thereof, represents a material weakness in our procedures and internal controls over financial reporting and that we had ineffective disclosure control and procedures related thereto. This material weakness relates to the accounting treatment of complex transactions. As part of our process related to the treatment of the Series A Preferred Stock, we retained a third-party consultant that specializes in accounting treatment and SEC reporting.

Changes in Internal Control over Financial Reporting:

Other than as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2025, Ten Tree Properties, LLC (“Ten Trees”) initiated a complaint in the Superior Court of California for the County of Riverside (Case No. CVPS2505621) against Power REIT for Equitable Indemnity, Unjust Enrichment, Declaratory Relief, Constructive Trust/Equitable Lien and Quantum Meruit. The litigation relates to purported utility charges that it claims Power REIT is responsible for related to a property in California.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls relating to accounting for complex transactions which has not been remediated as of September 30, 2025. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2025, we collected approximately 93% of our consolidated revenue from two properties. The tenants were NSC and Regulus Solar, LLC which represent 50% and 43% of consolidated revenue respectively.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of September 30, 2025, the balance under the 2015 PWRS Loan Agreement was approximately $6,019,000 (net of unamortized debt costs of approximately $196,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of September 30, 2025 is $14,031,000 (net of approximately $260,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, we have not declared dividends on our Series A Preferred Stock since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our Series A Preferred Stock. As of September 30, 2025, the amount of unpaid, undeclared dividends on the outstanding shares of Series A Preferred Stock is approximately $1,958,000.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of September 30, 2025, we had outstanding debt in the principal amount of $20.0 million and $8.5 million (par value) of Series A Preferred Stock. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict or appear to conflict with our interests. For example, four of our properties were leased by tenants in which Millennium Sustainable Ventures Corp., formerly Millennium Investment & Acquisition Company (ticker: MILC) had controlling interests. David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado (through a loan), Oklahoma, and Michigan which are related to our May 21, 2021, June 11, 2021, and September 3, 2021 acquisitions and a food crop cultivation project in Nebraska related to our March 31, 2022 acquisition. Total rental income recognized for the three months ended September 30, 2025 and 2024 from the affiliated tenants in Colorado, Oklahoma, Michigan and Nebraska was $0. The above leases are currently in default and the tenants have vacated the properties and the leases have terminated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

During the nine months ended September 30, 2025, the Trust did not declare a quarterly dividend of approximately $490,000 to holders of Power REIT’s Series A Preferred Stock in order to preserve liquidity. As of October 15, 2025, the amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $1,958,000.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no trustee or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2025 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: October 24, 2025

