Form 10-K
period 2025-12-31
Power REIT
filed 2026-03-31
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2025, the Registrant’s most recently completed second fiscal quarter, was approximately $2,776,000 computed by reference to the closing price of the Registrant’s shares of beneficial interest (“common shares” or “common stock”) on June 30, 2025 of $1.08.

As of March 31, 2026, there were 3,672,274 common shares outstanding.

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

All forward-looking statements reflect Power REIT’s good-faith beliefs, assumptions and expectations, but they are not guarantees of future performance. Furthermore, Power REIT disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of factors that could cause Power REIT’s future performance, results, financial condition or achievements to differ materially from that which is expressed or implied in Power REIT’s forward-looking statements, see “Risk Factors” under Item 1A of this Annual Report.

Summary Risk Factors

The following is a summary of the risks relating to Power REIT. A more detailed description of each of the risks can be found below in Part I, Item 1A – “Risk Factors”.

Risks Related to our Financial Position and Liquidity

●	We have incurred losses and may be unable to generate sufficient revenue to cover expenses.
●	We may need to raise additional capital or sell additional properties to fund our operations.
●	We may continue to be restricted from paying dividends and default on our secured loans.
●	We have substantial debt and preferred shares outstanding with substantial liquidation preference.
●	Our inability to comply with the covenants in our loan agreements might adversely affect us.
●	Secured indebtedness exposes us to the possibility of foreclosure.
●	We are in arrears on property taxes which exposes us to the possibility of foreclosure.

Risks Related to our Operations

●	Our business and operating results may be adversely impacted by changes in general economic conditions.
●	A significant portion of our Greenhouse Portfolio is vacant or have leases in default.
●	Our tenants have limited operating histories and may be more susceptible to lease defaults.
●	Our business activities and those of our cannabis tenants are currently illegal under U.S. federal law.
●	Our business could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	Even if we are able to execute our business strategy, that strategy may not be successful.
●	We may be unable to identify and complete acquisitions of real property assets.
●	Our acquisition of properties “as-is” significantly increases the risk of an investment.
●	We will need additional capital to make new investments.
●	The investment portfolio is concentrated in a relatively few number of investments, industries and lessees.
●	Our property portfolio has a high concentration of properties located in certain states.
●	Our operating results may be negatively affected by development and construction delays and cost overruns.
●	A failure to maintain properties can lead to deterioration of value.
●	We may not be able to timely sell our cannabis-related properties at attractive values, or at all.
●	A perceived difficulty of operating special purpose properties may affect profitably and property values.
●	The valuation and accounting treatment of certain long-lived assets could result in future asset impairments.
●	Many factors, including changes in interest rates and the negative perceptions of the cannabis sector can have an adverse effect on the value of our assets and securities access to financing.

●	Individual taxpayers might perceive REIT securities as less desirable than those of other corporations.
●	Our senior securities may limit or prevent us from paying dividends.
●	We are dependent upon Mr. David H. Lesser for our success.
●	Our management team may have interests that conflict with the Trust’s interests.
●	Our lessees’ ability to pay us is expected to be dependent solely on the revenues of a specific project.
●	Some losses related to our real property assets may not be covered by insurance.
●	Discovery of environmentally hazardous conditions may adversely affect our operating results.
●	Legislative, regulatory, accounting or tax rules, and any changes to them could adversely affect us.
●	Our quarterly results may fluctuate.
●	We may have to borrow funds or sell assets in unfavorable market conditions to maintain status as a REIT.
●	We may lose our status as a REIT, which would subject us to federal income tax and state and local taxes.
●	If we are deemed to be subject to Section 280E of the Code, we could incur federal income tax.
●	Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
●	If we were deemed to be an investment company, restrictions could make it impractical for us to continue our business.
●	Net leases may not result in fair market lease rates over time.
●	Sale-leaseback transactions recharacterized in a lessee’s bankruptcy proceeding could adversely affect us.
●	Provisions of the law and our Declaration of Trust and Bylaws could deter takeover attempts.
●	Our business and operations would suffer in the event of system failures.
●	Our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.
●	We cannot provide assurances that the material weaknesses in our internal controls will be effectively remediated.
●	Our failure to maintain an effective system of internal control over financial reporting, may result in a loss of confidence in our financial and other public reporting, which would harm our business.

Risks Related to Our Investments Strategy

●	Properties we own could be considered special purpose use assets which may impact market value.
●	Our greenhouse properties suitable for cultivation of cannabis may be difficult to sell or re-lease.
●	Our focus on non-traditional real estate asset classes are subject to significant risks.
●	Our investments in renewable energy resources rely on projections that may be incorrect.
●	Infrastructure assets may be subject to the risk of fluctuations in commodity prices and supply.
●	Infrastructure investments are subject to obsolescence risks.
●	Renewable energy investments may be adversely affected by variations in weather patterns.
●	Investments in renewable energy may be dependent on equipment or manufacturers that have limited operating histories or financial or other challenges.
●	Our portfolio of marketable securities is subject to market, interest and credit risk.

Risks Related to our Securities

●	There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.
●	We cannot assure that our securities will meet the requirements of, and remain listed on, the NYSE American.
●	Low trading volumes in our listed securities may adversely affect holders’ ability to resell their securities.
●	Our stock price has fluctuated in the past and has recently been volatile.
●	Our ability to issue preferred stock could adversely affect the rights of existing security holders.
●	The issuance of additional equity securities may dilute existing equity holders.
●	Our Series A Preferred Stock has not been rated and is junior to our existing and future debt.
●	Holders of Series A Preferred Stock have limited voting rights.
●	Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.
●	We may issue additional Series A Preferred Stock at a discount to liquidation value.
●	The features of our Series A Preferred Stock may not adequately compensate a holder upon a Change of Control or Delisting Event
●	Ownership limitations may restrict change in control or business combination opportunities
●	Our Series A Preferred Stock is subject to interest rate risk.
●	Inflation may negatively affect the value of our Series A Preferred Stock and the dividends we pay.

Risks Related to Regulation

●	The U.S. federal government’s approach towards cannabis laws may be subject to change.
●	We cannot predict the impact that future regulations affecting the cannabis industry may have on us.
●	We may be subject to anti-money laundering laws and regulations in the United States.
●	Litigation, complaints, enforcement actions and governmental inquiries could adversely affect our business.

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

The Trust is structured as a holding company and owns its assets through nineteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2025, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary, Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

Power REIT invested in greenhouses for state-licensed cannabis and food cultivation. Unfortunately, the market for both opportunities has been challenging and the Greenhouse Portfolio has performed poorly with significant vacancy. We are currently focused on monetizing the Greenhouse Portfolio, including focusing on selling and or re-leasing the vacant properties and increasing cash flow from the occupied properties.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the Greenhouse Portfolio (the “Greenhouse Loan”). The Greenhouse Loan was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. Effective as of April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by entering into a settlement agreement with the lender and, pursuant to the terms thereof, providing to the lender deeds-in-lieu of foreclosure for Greenhouse Portfolio properties in Michigan and Nebraska. In return, the lender released the remaining collateral secured by the Greenhouse Loan back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets by attempting to lease and/or sell the properties. The transaction related to the Greenhouse Loan resulted in the write-off on our balance sheet of the Nebraska and Michigan properties in the amount of approximately $16,904,000, which includes the write off of accrued property tax of approximately $179,000, along with the remaining balance of the Greenhouse Loan in the amount of approximately $17,997,000. The transaction also relieves us of the ongoing costs associated with maintaining the Nebraska and Michigan properties. As a result of settling the Greenhouse Loan obligations through deeds-in-lieu of foreclosure for the Nebraska and Michigan properties, the Trust recognized a non-cash gain of approximately $1,093,000.

We intend to continue to focus on maximizing the value of the remaining Greenhouse Portfolio properties. This will include entering into new leases and selling properties based on market conditions. The real estate market is in a state of transition and experiencing a wave of distressed properties due to factors including economic downturns, shifting property demand in a post-COVID environment, rising interest rates and mortgage defaults. We believe the current environment can create potential opportunities for Power REIT. We are focused on special opportunities in the form of investing in distressed situations including debt and other types of secured interests in real estate, distressed properties and real estate related companies. In addition, the Trust is exploring strategic alternatives that may not include real estate investments in an effort to increase shareholder value. As part of moving Power REIT forward, we are looking to selectively raise capital in the form of debt or equity to provide liquidity. However, the Trust cannot predict, with certainty, the outcome of these actions to generate liquidity.

Corporate Structure

Power REIT was formed as part of a reorganization and reverse triangular merger of P&WV that closed on December 2, 2011. P&WV survived the reorganization as a wholly-owned subsidiary of the Registrant. Currently, the Trust is structured as a holding company and owns its assets through nineteen wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue.

Properties

Below is a chart that summarizes our properties as of December 31, 2025:

Property Type/Name	Acres	Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [5,6]	5.20	17,368	1,594,582
Maverick 14[3,5,6]	5.54	26,940	1,908,400
Tamarack 7[3,5]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[4,5]			636,351
Tamarack 19[3,5,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [4,5]	4.31	21,548	2,061,542
Tamarack 3[5,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [4,5]	5.20	15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41	26,076	2,239,870
Mortgage Loan			884,142
Mortgage Loan			96,893

Walsenburg, Colorado [3,5,6]	35.00	74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85	35,505	7,685,000
Vinita, Oklahoma[3,5,6]	9.35	40,000	2,593,313
Eliot, ME - Mortgage Loan[5,7]			597,000
Greenhouse Total	82.49	356,717	$32,503,352
Total Portfolio			$50,836,900

Impairment and Allowance for Receivable			21,758,101
Depreciation and Amortization			5,160,966
Net Book Value Net of Impairment, Allowance for Receivable, Depreciation and Amortization			$23,917,833

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

3Property is vacant

4Tenant is not current on rent/in default

5An impairment/allowance for receivable has been taken against this asset

6Asset held for sale

7Loan is in default

2024 and 2025 Sale Transactions

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC (“PW MF”), sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. On May 30, 2025, PW MF agreed to modify the terms of the note whereby payments are based on a 5-year amortization schedule at an 11% per annum interest rate and with monthly payments of $16,052 from May 1, 2025 to April 1, 2030 and a balloon payment for the balance due on May 1, 2030. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. The gain on sale recognized was approximately $213,000. The Trust has assessed that this is considered a loan modification.

On January 30, 2024, a wholly owned subsidiary of Power REIT, PW Salisbury Solar LLC, sold its interest in a ground lease related to a utility scale solar farm located in Salisbury, Massachusetts. for gross proceeds of $1.2 million. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. As part of the transaction, the existing municipal financing) and the regional bank loan were paid off. The gain on sale recognized was approximately $181,000 and the net book value of land upon sale was approximately $1,006,000.

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

On January 31, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain or loss on sale recognized based on previous impairments.

As described above, the Greenhouse Loan was in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for Greenhouse Portfolio properties in Michigan and Nebraska. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan and other payables.

On June 9, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was an approximately $8,000 loss on sale based on previous impairments taken.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Trust, which includes:

●	Raising capital by monetizing the embedded value in our portfolio to improve our liquidity position and, as appropriate reducing debt levels to strengthen our balance sheet;

●	Selling off non-core properties and underperforming assets;

●	Seeking to re-lease properties that are vacant or have non-performing tenants;

●	Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

●	Improving the operating results of our properties; and

●	Taking steps to position ourselves for future growth opportunities.

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

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash totaled $2,235,306 as of December 31 2025, a decrease of $3,720 from December 31, 2024. During the year ended December 31, 2025 and 2024, cash used in operating activities was $68,316 and $1,393,709, respectively. The decrease in cash used is primarily due to a smaller net loss in 2025, as well as favorable changes in working capital, including a decrease in prepaid expense and a decrease in accrued expenses. This is partially offset by lower non-cash expenses, including depreciation, impairment expense/allowance for receivable and share-based compensation.

Our current loan liabilities totaled approximately $760,000 as of December 31, 2025. We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on our balance sheet as accrued expenses and liabilities held for sale for approximately $1,331,068. If the property taxes remain delinquent, the Greenhouse Portfolio will be subject to tax foreclosure actions starting in the first quarter of 2026.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of December 31, 2025, 271,832 common shares have been sold pursuant to the Sales Agreement.

As previously disclosed, effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieved the ongoing costs associated with maintaining the Nebraska and Michigan properties.

During the fiscal year ended December 31, 2025, we generated approximately $239,000 of cash from debt service related to the seller financing provided in 2024 and we sold two properties, one of which included another seller finance agreement for $105,000, which amortized over a 60-month period at an interest rate of 11% per annum. The remaining seller financing agreements have a combined remaining balance of $981,035 as of December 31, 2025.

In 2024, the Trust sold four properties in an effort to help with liquidity. The proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was eliminated from liabilities. We sold two Greenhouse Portfolio properties in a transaction that produced approximately $53,000 of restricted cash at closing and, during 2024, generated approximately $345,000 of restricted cash from the debt service related to the seller financing provided which had a remaining balance of $1,005,000 at December 31, 2024. We sold one Greenhouse Portfolio property in a transaction that produced approximately $51,000 of net proceeds used to service the Greenhouse Loan.

Our cash outlays at Power REIT (parent company) consist principally of professional fees, consultant fees, NYSE American listing fees, legal, insurance, shareholder service company fees, auditing costs and general and administrative expenses. Our cash outlays related to our various property-owning subsidiaries consist principally of principal and interest expense on debts, property maintenance, property taxes, insurance, legal as well as other property related expenses that are not covered by tenants. To the extent we need to raise additional capital to meet our obligations, there can be no assurance that financing on favorable terms will be available when needed. Although we entered into the Sales Agreement, the rules of the SEC and NYSE American place limits on the number and dollar amount of securities that may be sold.

Our plan to improve liquidity is to focus maximizing realized value from the Greenhouse Portfolio by selling properties, entering into new leases and improving cash collections from existing tenants as well as raising capital in the form of debt or equity in order to generate liquidity, however, the Trust cannot predict, with certainty, the extent to which such activities will succeed.

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling Greenhouse Portfolio properties and/or re-leasing them in an effort to improve the overall performance of our portfolio going forward. We will continue to seek to realize value from our retained assets subsequent to our settlement with the lender of the Greenhouse Loan, resulting in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan, and are exploring a shift in focus including real estate related situations including properties, loans and companies as well as other opportunities.

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

Overview of Financial Results for the fiscal years ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024

Revenue	$2,011,783	$3,049,875

Net Loss Attributable to Common Shareholders (before impairment/allowance for receivable)	$(1,688,706)	$(5,409,309)
Net Loss per Common Share (basic) (before impairment/allowance for receivable)	(0.49)	(1.60)

Net Loss Attributable to Common Shareholders (after impairment/allowance for receivable)	(2,847,910)	(25,363,569)
Net Loss per Common Share (basic) (after impairment/allowance for receivable)	(0.83)	(7.48)

Core FFO Available to Common Shareholders	$(1,024,487)	$(3,884,098)
Core FFO per Common Share	(0.30)	(1.15)

Growth and Investment Strategies – Controlled Environment Agriculture (CEA)

In 2019, we expanded the focus of our real estate acquisitions to include CEA properties in the United States. CEA is an innovative method of growing plants that involves creating optimized growing environments for a given crop indoors. Power REIT is focused on CEA that utilizes greenhouses which use dramatically less energy than indoor growing, 95% less water than outdoor growing, and allows operators to control and reduce agricultural runoff of fertilizers or pesticides. We believe greenhouse cultivation represents a sustainable solution from both a business and environmental perspective. Most of our Greenhouse Portfolio properties are operated for the cultivation of cannabis by state-licensed operators. Unfortunately, the market for cannabis compressed dramatically during 2023 and 2024. This has had a dramatic negative effect on our CEA portfolio with most properties vacant or occupied by tenants that are in default. During 2022 we acquired a greenhouse focused on the cultivation of tomatoes. Unfortunately, the tenant was unable to meet its financial obligations and has since vacated the property.

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

In the United States, the development and growth of the regulated cannabis industry has generally been driven by state law and regulation. Accordingly, market conditions vary on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a designated healthcare provider’s recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2025, 40 states, the District of Columbia, and three of five U.S. territories have passed laws allowing their citizens to use medical cannabis.

Cannabis Industry Trends

The cannabis industry continues to evolve and mature and over the past few years has experienced significant business challenges

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

During 2024 and 2025, the cannabis industry faced significant headwinds that had a dramatic impact on cultivation focused companies such as our tenants. The wholesale prices in most markets compressed dramatically and in many cases were below the cost of cultivation and many cultivation companies have shut down. The significant price compression in the wholesale cannabis market led to significant tenant defaults and vacancies as all of our cannabis related tenants experienced significant financial challenges.

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

Federal Laws Applicable to the Regulated Cannabis Industry

Cannabis is illegal under U.S. federal law (with the exception of certain hemp containing no more than 0.3% Tetrahydrocannabinol (“THC”), the primary psychoactive compound in cannabis, by dry weight). The U.S. federal government regulates drugs through the U.S. Controlled Substances Act (the “CSA”). The CSA currently classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, the manufacture, distribution and dispensing of marijuana is illegal under U.S. federal law. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may enforce current federal law.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memorandum” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized as inefficient the use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis where states have enacted laws legalizing cannabis in some form and have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memorandum directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate one or more specifically identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memorandum and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructed federal prosecutors to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutors when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future and it remains unclear what impact the Sessions Memo will have on the regulated cannabis industry, if any. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018.

Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws.

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended to the DEA that cannabis be reclassified from a Schedule I controlled substance to a Schedule III controlled substance under the CSA. HHS based this recommendation on a Food and Drug Administration (“FDA”) review of cannabis’ classification pursuant to President Biden’s executive order in October 2022. On May 16, 2024, the DEA issued a Notice of Proposed Rulemaking, which proposed to schedule cannabis as a Schedule III substance under the CSA. A DEA administrative law judge canceled the rulemaking hearing on this issue that was set to begin on January 21, 2025 following a series of challenges by various parties, including parties seeking to remove the DEA from the proposed rulemaking process.

Thereafter, President Trump issued a sweeping executive order on December 18, 2025, “Increasing Medical Marijuana and Cannabidiol Research” (the “Trump Executive Order”), directing federal agencies to reclassify marijuana from a Schedule I to a Schedule III controlled substance under the CSA. Schedule III status acknowledges accepted medical use and a lower potential for abuse, and would ease certain restrictions on research and taxation (e.g., possibly eliminating the prohibition on deductions under Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”)). However, it remains unclear how long the reclassification process will take or whether reclassification will result in cannabis companies no longer being subject to Section 280E of the Code. Key components of the Trump Executive Order include: (i) directing the Attorney General and DEA to complete the process of moving marijuana to Schedule III as quickly as legally permissible; (ii) directives to work with Congress on ensuring access to appropriate full-spectrum CBD products, while restricting high-risk cannabinoid products; and (iii) directing HHS to improve research methods and real-world evidence collection, with the goal of increasing medical marijuana and cannabidiol (CBD) research. Separately, Congress enacted legislation banning hemp products containing even small amounts of THC beginning November 12, 2026, meaning many CBD products will be treated as marijuana under federal law. However, the Trump Executive Order does not federally legalize marijuana, therefore, criminal penalties for cultivation, sale, and possession under non-compliant circumstances remain intact.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Commonly referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts since 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 20, 2024, Congress passed a continuing resolution to extend government funding, extending the application of the Rohrabacher-Blumenauer Amendment until March 14, 2025. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit’s opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our tenants cultivate, process and/or dispense adult-use cannabis now (and may in the future) in our facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production, processing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in regulated cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See Item 1A, “Risk Factors – Risks Relating to Regulation.”

State Laws Applicable to the Regulated Cannabis Industry

In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of cannabis. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing the medical cannabis program (such as the type of cannabis products permitted under the program, qualifications and registration of health professionals that may recommend treatment with medical cannabis, and the types of medical conditions that qualify for medical cannabis), product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals. As a result of these and other factors, if our tenants default under their leases, we may not be able to find new tenants that can successfully engage in the cultivation, processing or dispensing of regulated cannabis on the properties.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends or repeals the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendment or repeal there can be no assurance), there is a significant risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected.

Laws Applicable to Financial Services for the Regulated Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to provide services to state-sanctioned cannabis businesses consistent with Bank Secrecy Act obligations and in alignment with federal enforcement priorities. The FinCEN Memorandum sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses and echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal anti-money laundering laws. These cannabis-related SARs are divided into three categories – cannabis limited, cannabis priority, and cannabis terminated – based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. Concurrently with the issuance of the FinCEN Memorandum, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum with respect to federal anti-money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The Cole Memorandum has been rescinded as of January 4, 2018, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.

The rescission of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself.

In subsequent guidance not directly related to cannabis-related businesses, FinCEN has indicated financial institutions should continue to rely on and follow the FinCEN Memorandum. In December 2019, FinCEN and other federal banking regulators released an interagency statement on Providing Financial Services to Customers Engaged in Hemp-Related Businesses (“FinCEN Hemp Statement”). In June 2020, FinCEN issued further guidance regarding Due Diligence Requirements under the Bank Secrecy Act for Hemp-Related Business Customers (“FinCEN Hemp Guidance”). The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. In the FinCEN Hemp Statement and FinCEN Hemp Guidance, FinCEN directed banks, within the context of cannabis-related businesses, to continue relying on and following the guidance in the FinCEN Memorandum. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently maintain banking relationships, our inability to maintain those accounts or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our proposed tenants are unable to access banking services, they will not be able to enter into triple-net leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

In addition, for our tenants that are publicly traded companies, securities clearing firms may refuse to accept deposits of securities of those tenants, which may negatively impact the trading and valuations of such tenants and have a material adverse impact on our tenants’ ability to finance their operations and growth through the capital markets.

The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See Item 1A, “Risk Factors – Risks Relating to Regulation.”

Agricultural Regulation

The Greenhouse Portfolio properties that we own are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

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

Management and Trustees - Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Trustees. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Mr. Lesser has over 35 years of experience in real estate investment and finance. His expertise informs our process in all aspects of our business including acquisitions, project management, development, and finance. Mr. Lesser’s significant ownership stake in Power REIT provides strong alignment and incentives to focus on creation of shareholder value. Susan Hollander serves our Chief Accounting Officer with responsibility for all strategic accounting, compliance and financial reporting functions. Accordingly, Power REIT currently has two employees, both of whom are officers who are responsible for overseeing our activities. Neither Mr. Lesser, nor Ms. Hollander are full time employees. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business.

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

Environmental

Our asset base is environmentally friendly. We currently own a railroad ground lease which is an environmentally friendly form of transportation. We also own a ground lease for a utility scale solar farm. Our CEA greenhouse properties consume dramatically less energy than indoor growing, 95% less water, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides associated with field crops. Power REIT does not currently anticipate any material costs related to its portfolio for compliance with environmental laws.

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

Revenue Concentration

Historically, the Trust’s revenue has been derived from a relatively limited number of investments, industries and lessees. During the fiscal year ended December 31, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 50% and 43% of rental income and lease income from direct financing lease, respectively, for the fiscal year ended December 31, 2025.

Dividends

During the fiscal year ended December 31, 2025, the Trust did not declare quarterly dividends of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). As of December 31, 2025, the total cumulative undeclared dividends are approximately $2,122,000. The Articles Supplementary filed with the State of Delaware in February 2014, which set forth the preferences, rights, voting powers, restrictions and limitations for the Series A Preferred Stock, provides that the holders of Series A Preferred Stock may appoint two additional trustees to the Board of Trustees if the dividends on the Series A Preferred Stock are not paid, whether or not declared, for six or more quarterly periods, irrespective of whether those quarterly periods are consecutive. The Trust has failed to pay dividends for in excess of six quarterly periods; however, no holder of Series A Preferred Stock has requested to hold a special meeting, or to add a proposal at an annual meeting, to elect an additional trustee(s) to the Board of Trustees, which request must be made by the holders of record of at least 10% of the outstanding shares of Series A Preferred Stock.

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

Tax Status as a REIT

We have elected to be treated for tax purposes as a REIT, which means that we are exempt from U.S. federal income tax if a sufficient portion of our annual income is distributed to our shareholders, and if certain other requirements are met. In order for us to maintain our REIT qualification, at least 90% of our ordinary taxable annual income must be distributed to shareholders. As of December 31, 2024, our last tax return completed to date, we currently have a net operating loss of $41.0 million, which may reduce or eliminate this requirement.

Certain Restrictions on Size of Holdings and Transferability

In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code, among other purposes, our Declaration of Trust provides that no person or entity may own, directly or indirectly, more than 9.9% in economic value of the aggregate of the outstanding common shares of beneficial interest of Power REIT. However, our charter authorizes our Board of Trustees to exempt from time to time the ownership limits applicable to certain named individuals or entities. This provision or other provisions in our Declaration of Trust or By-laws, or provisions that we may adopt in the future, may limit the ability of our shareholders to sell their shares at a premium over then-current market prices by discouraging a third party from seeking to obtain control of us. On April 28, 2014, our Board of Trustees granted an exemption to Hudson Bay Partners, LP, on behalf of itself, and its affiliates, including David H. Lesser, from the 9.9% ownership limit.

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

Risks Related to our Financial Position and Liquidity

We have incurred a loss for the fiscal year ended December 31, 2025 and may be unable to generate sufficient revenue to cover expenses or generate net income.

For the fiscal year ended December 31, 2025, we had a net loss attributable to common shareholders of $2.8 million. For the fiscal year ended December 31, 2024, we had a net loss attributable to common shareholders of $25.4 million. There can be no assurance that we will be able to generate sufficient revenue to pay our expenses or generate net income.

As of December 31, 2025, we had an accumulated deficit of $51.9 million.

On a consolidated basis, the Trust’s cash, cash equivalents and restricted cash totaled $2,235,306 as of December 31, 2025, an increase of $3,720 from December 31, 2024

We may need to raise additional capital or sell additional properties to fund our operations in order to continue as a going concern.

As of December 31, 2025, we had an accumulated deficit of $51.9 million and a net loss attributable to common shareholders of $2.8 million. As of December 31, 2025, the Trust had approximately $2.2 million of cash and approximately $452,000 of accounts payable and approximately $1.36 million of liabilities for assets held for sale.

The Trust determined that there was substantial doubt as to its ability to continue as a going concern for a period of twelve months from the date of the filing with the SEC of this Annual Report on Form 10-K as a result of net losses incurred, and property expenses related to its greenhouse portfolio.

It is the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and the raising capital in the form of debt or equity is effectively implemented, the Trust’s plan could potentially provide enough liquidity to fund its operations. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity, including its ability to sell properties, and the failure to do so could negatively impact its future operations.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with AGP pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed through the Sales Agreement, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of December 31, 2025, 271,832 common shares have been sold pursuant to the Sales Agreement for gross proceeds of $287,604.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into the 2015 PWRS Loan Agreement (as defined below) that is non-recourse to Power REIT and secured by all of PWRS’ interest in the land and intangibles. As of December 31, 2025, the balance of the 2015 PWRS Loan was approximately $5,998,000 (net of unamortized debt costs of approximately $190,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of December 31, 2025 is $13,974,000 (net of approximately $258,000 of capitalized debt costs).

We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility.

We have substantial debt and preferred shares outstanding with substantial liquidation preference. These obligations limit our financial flexibility. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.

In an effort to conserve liquidity and create financial flexibility, the Trust has not declared dividends on its preferred shares since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our preferred shares. As of December 31, 2025, the amount of unpaid dividends on the outstanding preferred shares is approximately $2,122,000.

Our obligations arising from our indebtedness and property taxes arrearages could have negative consequences to our shareholders. Our failure to meet our obligations under our debt, could result in us losing assets due to foreclosure or sale on unfavorable terms such as happened with respect to the settlement of the Greenhouse Loan. Also, our indebtedness and debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to take advantage of opportunities, and might discourage business partners from working with us.

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

In addition to our current debt, we might incur additional debt in the future in order to finance improvements or development of properties, acquisitions or for other general corporate purposes, which could exacerbate the risks described above. These consequences could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have secured debt against properties in our portfolio, and we may incur additional debt. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in financing arrangements. We may significantly increase the amount of leverage we utilize at any time which could materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt agreements, which is likely to result in (i) acceleration of such debt that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, and/or (ii) the loss of some or all of our assets to foreclosure or sale;
●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense resulting in less cash available for operations;
●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification or other purposes; and
●	we may be unable to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all. There can be no assurance that a leveraging strategy will be successful.

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

We have granted lenders security interests in certain of our assets and may do so in the future. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on our business.

We are in arrears on property taxes for certain of the Greenhouse Portfolio properties, which exposes us to the possibility of foreclosure.

We currently are in arrears on property taxes for certain Greenhouse Portfolio properties. Unpaid property taxes represent a senior lien on the real estate asset which can ultimately result in the loss of the property through tax foreclosure.

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

Further increasing inflation has raised operating costs for many businesses and, in the future, could impact foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

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

Our greenhouse properties are related to a nascent industry resulting in payment and other lease defaults and a significant portion of the Greenhouse Portfolio is vacant which can result in a deterioration of value.

In July 2019, we announced our new investment focus of CEA and our first greenhouse property acquisition. As the Greenhouse Portfolio has expanded, we continue to be subject to many of the business risks and uncertainties associated with any new business enterprise. Furthermore, our tenants and properties are concentrated in the regulated cannabis industry, an industry in its early stages of development with significant uncertainties, and we cannot predict how tenant demand and competition for these properties will change over time. Unfortunately, the market for cannabis compressed dramatically during 2023 and 2024. This has had a dramatic negative effect on our Greenhouse Portfolio, with most properties vacant or occupied by tenants that are in default, which can result in a deterioration of value. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on the availability of additional opportunities for investment, the performance of our existing properties and tenants, the evolution of tenant demand for regulated cannabis facilities, competition, the evolution of alternative capital sources for potential tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the regulated cannabis industry, and conditions in the financial markets and economic conditions.

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

Our greenhouse tenants may be unable to renew or maintain their licenses and authorizations for their cannabis operations, which may result in such tenants not being able to operate their businesses and defaulting on their lease payments.

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

While certain states in the U.S. have legalized “medical cannabis,” “adult-use cannabis” or both, medical and adult-use cannabis remains illegal under federal law. The CSA currently classifies “marijuana” as a Schedule I drug. Under U.S. federal law, a drug or other substance is placed on Schedule I if:

●	“[t]he drug or other substance has a high potential for abuse”;
●	“[t]he drug or other substance has no accepted medical use in the United States”; and
●	“[t]here is a lack of safety for the use of the drug or other substance under medical supervision.”

However, the recently issued Trump Executive Order directs federal agencies to reclassify marijuana from a Schedule I to a Schedule III controlled substance under the CSA. Schedule III status acknowledges accepted medical use and a lower potential for abuse, and would ease certain restrictions on research and taxation. Key components of the Trump Executive Order include: (i) directing the Attorney General and DEA to complete the process of moving marijuana to Schedule III as quickly as legally permissible; (ii) directives to work with Congress on ensuring access to appropriate full-spectrum CBD products, while restricting high-risk cannabinoid products; and (iii) directing HHS to improve research methods and real-world evidence collection, with the goal of increasing medical marijuana and cannabidiol (CBD) research. It remains unclear how long the reclassification process will take or whether reclassification will result in cannabis companies no longer being subject to Section 280E of the Code. The reclassification of marijuana as a Schedule III controlled substance under the CSA, once complete, will not federally legalize marijuana.

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

Certain of Power REIT’s properties have been negatively impacted by state and local government regulations and approvals that relate to cannabis cultivation. Power REIT does not believe that its business is likely in the future to be negatively impacted by existing or probable federal government regulation or the need for any federal governmental approval.

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

Because we may distribute a significant portion of our income to our shareholders or lenders, our business may from time to time require substantial amounts of new capital to pursue our growth plans. In addition, in order to continue making acquisitions, we would require additional capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness, preferred shares (such as our Series A Preferred Stock) or the issuance of other securities. We may also acquire additional capital through the issuance of additional common shares which will result in dilution to current shareholders. However, we may not be able to raise additional capital in the future, on favorable terms or at all. Unfavorable business, market or general economic conditions could increase our funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us.

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

Historically, the Trust’s revenue has been derived from a relatively limited number of investments, industries and lessees. During the fiscal year ended December 31, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 50% and 43% of rental income and lease income from direct financing lease, respectively, for the fiscal year ended December 31, 2025.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, our portfolio concentration in the CEA and cannabis sectors, has performed poorly and may continue to lag the broader market as a whole and also subjects us to more risks than if we were diversified across many sectors.

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

To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in us incurring increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.

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

We may not be able to timely sell our cannabis-related properties at attractive values, or at all, and the transition could adversely affect our results and financial condition.

Power REIT invested in greenhouses for state-licensed cannabis and food cultivation. Unfortunately, the market for both opportunities has been challenging and the Greenhouse Portfolio has performed poorly. Many of our Greenhouse Portfolio properties are unoccupied and certain tenants have experienced operating pressures, delinquencies, or restructurings. We may need to provide rent deferrals or concessions, pursue enforcement, or re-tenant properties, each with uncertain outcomes and costs. High vacancy levels and tenant distress in the cannabis sector may persist or worsen. Extended vacancy can trigger impairment and reduce net operating income and cash flows.

We are currently focused on monetizing the Greenhouse Portfolio, including focusing on selling and or re-leasing the vacant properties and increasing cash flow from the occupied properties. Market demand for assets historically used for cannabis cultivation is limited, financing for prospective buyers may be constrained, and regulatory uncertainty can depress valuations. Properties historically used for cannabis cultivation may face zoning constraints or environmental issues. Certain municipalities restrict future uses or impose remediation/retrofit requirements (e.g., odor mitigation, electrical upgrades, water/waste systems). We may incur capital expenditures or price reductions to address buyer diligence findings. Marketing processes may be prolonged, bidders may withdraw, and we may incur additional carrying costs (taxes, insurance, security, maintenance) and brokerage/transaction expenses. If sales occur below our carrying values, we could recognize losses or additional impairments. Delays or shortfalls in proceeds could adversely impact liquidity, debt service, and our ability to reinvest.

Power REIT will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating opportunistic real estate situations including properties, loans and companies and other opportunities.

A perceived difficulty of operating special purpose properties may affect profitably and property values.

Based on the state of the cannabis CEA industry, our current and prior tenants within our CEA portfolio have had difficulty generating profits. The value of these special purpose properties may continue to decline due to vacancies and the perceived difficulty of operating profitably.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. During the fourth quarter of 2022, the third quarter of 2023, all four quarters of 2024 and the last three quarters of 2025, the Trust concluded that an impairment of value of certain assets within its CEA portfolio was appropriate based on market conditions. These impairments also take into account assets held for sale and the write off of the lease of any associated lease intangible. In 2025, we recorded approximately $562,000 in non-cash impairment charges, In 2024, we recorded approximately $20 million in non-cash impairment charges. In 2023, we recorded approximately $8.2 million in non-cash impairment charges. In 2022, we recorded approximately $16.7 million in non-cash impairment charges. Any decline in the estimated fair values of our assets could result in additional impairment charges in the future. It is possible that such impairments, if required, could be material. There can be no assurance that the impaired carrying values will equate to the ultimately realizable value of such assets.

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

Many factors, including changes in interest rates and the negative perceptions of the cannabis sector generally, can have an adverse effect on the value of our assets, our access to debt financing and the trading price of our securities.

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

Currently, the maximum federal income tax rate on dividends, excluding tax on net investment income, from most publicly traded corporations is 20%. Dividends from REITs, however, do not qualify for this favorable tax treatment, and the maximum federal income tax rate on dividends from REITs is 29.6% (which excludes tax on new investment income). It is possible also that tax legislation enacted in subsequent years might increase this rate differential. We have suspended payments of dividends to our common and we have deferred payments on our preferred shares. To the extent we pay dividends in the future, the differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

The issuance of securities with claims that are senior to those of our common shares, including our Series A Preferred Stock, may limit or prevent us from paying dividends on our common shares. There is no limitation on our ability to issue securities senior to the Trust’s common shares or incur indebtedness.

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of December 31, 2025, we had outstanding debt in the principal amount of $20 million. As of December 31, 2025, we have issued approximately $8.5 million of our Series A Preferred Stock not including dividends which are cumulative and have not been declared. This debt and these preferred securities rank senior to the Trust’s common shares in our capital structure. It is possible that we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On occasion, our management may have financial interests that conflict, or appear to conflict with the Trust’s interests. Although our Declaration of Trust permits this type of business relationship and a majority of our disinterested trustees must approve, and in those instances did approve, Power REIT’s involvement in such transactions, in any such circumstance, there may be conflicts of interest between Power REIT on one hand, and such affiliate on the other hand, and such conflicts may be unfavorable to us.

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

In addition, if there are changes to the laws, regulations or administrative decisions and actions that affect us, we may have to incur significant expenses in order to comply, or we may have to restrict or change our operations. For example, changes to the accounting treatment of leases by both lessors and lessees under accounting principles generally accepted in the United States (“GAAP”) could change the presentation of information in our financial statements and as a result affect the perception of our business and our growth plans. Changes to Internal Revenue Service interpretations of “real assets” or changes to the REIT portion of the Code could affect our plans, operations, financial condition and share price.

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

Our quarterly results may fluctuate.

We could experience fluctuations in our quarterly operating results due to a number of factors, including variations in the returns on our current and future investments, the interest rates payable on our debt, the level of our expenses, the levels and timing of the recognition of our realized and unrealized gains and losses including potential impairments of assets and sales at valuations which are below the carrying value on our books, the degree to which we encounter competition in our markets and other business, market and general economic conditions. Consequently, our results of operations for any current or historical period should not be relied upon as being indicative of performance in any future period.

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

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders and have significant adverse consequences on the market price of our common shares.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2019. We believe that we have been organized and operated in such a manner as to remain qualified for taxation as a REIT under the Code for such taxable year and all subsequent taxable years to date and intend to continue to operate in such a manner in the future. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “Service”) that we remain qualified as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the Service or any court. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations and court decisions might all change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Accordingly, we cannot provide assurance that we will remain qualified as a REIT.

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

If we fail to remain qualified as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates (and possibly increased state and local taxes). We will not be able to deduct distributions to our stockholders in any year in which we fail to qualify, nor will we be required to make distributions to our stockholders. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. If we fail to remain qualified as a REIT, all distributions to stockholders, to the extent of current and accumulated earnings and profits, will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributions may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Furthermore, if we fail to remain qualified as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions. We might not be entitled to the statutory relief described in this paragraph in all circumstances. Failure to qualify as a REIT could result in additional expenses or additional adverse consequences, which may include the forced liquidation of some or all of our investments.

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

Section 280E of the Code provides that, with respect to any taxpayer, no deduction or credit is allowed for expenses incurred during a taxable year “in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substance Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted.” Because cannabis is a Schedule I controlled substance under the CSA, Section 280E of the Code by its terms applies to the purchase and sale of medical-use and adult-use cannabis products. Although we will not be engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use and adult-use cannabis products, we lease properties to tenants who will engage in such activities, and therefore our tenants likely will be subject to Section 280E of the Code. If the Service were to take the position that, through our rental agreements with our state-licensed cannabis tenants, we are primarily or vicariously liable under federal law for “trafficking” a Schedule 1 substance (cannabis) under Section 280E of the Code or for any other violations of the CSA, the Service may seek to apply the provisions of Section 280E of the Code to our company and disallow certain tax deductions, including for employee salaries, depreciation or interest expense. If such tax deductions are disallowed, it might impact our ability to meet the distribution requirements applicable to REITs under the Code, which could cause us to incur U.S. federal income tax and fail to remain qualified as a REIT. Because we are not engaged in the purchase or sale of a controlled substance, we do not believe that we will be subject to the disallowance provisions of Section 280E of the Code, and neither we nor our tax advisors are aware of any tax court cases or guidance from the Service in which a taxpayer not engaged in the purchase or sale of a controlled substance was disallowed deductions under Section 280E of the Code. However, there is no assurance that the Service will not take such a position either currently or in the future.

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

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of beneficial interest. In addition, our Board of Trustees may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Trustees may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common shares and may discourage third party bids for ownership of our Trust. These provisions may prevent any premiums being offered to holders of common shares.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the quarter ended September 30, 2024, we identified a material weakness in our controls relating to accounting for complex transactions. Specifically, shares of our Series A Preferred Stock were historically classified as mezzanine equity instead of being classified as equity which resulted in re-stating our financial statements for the quarter ended June 30, 2024. The weakness has not yet been remediated.

While we have hired outside consultants to aid in our accounting for complex transactions and have taken remedial action to address the material weakness in our internal controls, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operate effectively. Management plans to fully remediate the identified material weakness in internal controls, however, there can be no assurance that the deficiencies will be remediated in the near future or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in our internal controls in the future. In addition, due to our small number of employees, there can be no assurance that another weakness will not occur.

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

Our real estate investments include greenhouse properties suitable for the cultivation of cannabis, and a decrease in demand for such facilities has and could continue to materially and adversely affect our business. These properties may be difficult to sell or re-lease upon tenant defaults or lease terminations, either of which could adversely affect our business.

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

We have investments in a portfolio of marketable securities. As of December 31, 2025, the Trust owned common shares, preferred and warrants of a publicly traded REIT. The fair market value of our publicly traded REIT securities was $86,537, based on the December 31, 2025 closing prices. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of assets underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost.

Risks Related to our Securities

There is a 9.9% limit on the amount of our equity securities that any one person or entity may own.

In order to assist us in complying with limitations on the concentration of ownership of REIT stock imposed by the Code, among other purposes, our charter provides that no natural person or entity may, directly or indirectly, beneficially or constructively own more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate amount of our outstanding shares of beneficial interest. If a person were found to own more than this amount, whether as a result of intentionally purchasing our securities, developments outside such person’s control or otherwise – for example, as a result of changes in the Trust’s capital structure, the inheritance of securities, or otherwise – then, among other things, the transfers leading to the violation of the 9.9% limit would be void and the Board of Trustees would be authorized to take such actions as it deems advisable and/or as authorized by the Declaration of Trust to ensure the beneficial ownership limit is not exceeded. This ownership limit could discourage investors from investing in the Trust.

We cannot assure you that our common shares and our Series A Preferred Stock will remain listed on the NYSE American.

The Trust’s common shares and/or its Series A Preferred Stock could be subject to delisting by, the NYSE American, based on a number of factors, including a failure by us to continue to qualify as a REIT, a failure to meet the NYSE American ongoing listing requirements, including those relating to the number of shareholders, the price of the Trust’s securities, the amount of equity, and the amount and composition of the Trust’s assets, changes in NYSE American ongoing listing requirements and other factors.

To our knowledge, the NYSE American has not approved for listing any U.S.-based REITs engaged in the ownership of cannabis-related properties, other than Innovative Industrial Properties, Inc., a cannabis-focused real estate investment trust listed in late 2016 just prior to the nomination of former Attorney General Sessions. Although we currently believe we meet the maintenance listing standards of the NYSE American, we cannot assure you that we will continue to meet those standards, or that the NYSE American will not seek to delist our common shares or Series A Preferred Stock as a result of our entry into lease agreements with licensed U.S. cannabis cultivators or other potential violations of listing requirements.

Additionally, NYSE American has proposed amendments to its continued listing standards that would, if approved and implemented, modify or tighten existing requirements relating to minimum trading price and minimum stockholders’ equity. The proposed rule change to Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) would provide for the immediate suspension of trading and commencement of delisting proceedings by the exchange if a listed security’s closing price per share is less than $0.25 on any single trading day, without providing advance notice to the issuer or an opportunity to cure. NYSE American has also proposed a new continued-listing standard that would require listed issuers to maintain a minimum market capitalization of at least $5 million, measured over a 30-consecutive-trading-day period. This requirement does not currently exist in the Company Guide and would be added to Section 1003 if approved by the SEC. Under the proposed rule, NYSE American would have explicit authority to commence delisting proceedings if a listed company’s market capitalization falls below the $5 million threshold for the specified period. There can be no assurance that we would be able to satisfy such requirements on a sustained basis, particularly given market volatility, fluctuations in our stock price, operating losses, or factors beyond our control.

If our common shares or Series A Preferred Stock are delisted from the NYSE American, then our common shares and our Series A Preferred Stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX trading platforms, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Any potential delisting of our common shares from the NYSE American could, among other things, depress our share price, substantially limit liquidity of our common shares and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

Low trading volumes in the Trust’s listed securities may adversely affect holders’ ability to resell their securities at prices that are attractive, or at all.

Power REIT’s common shares are traded on the NYSE American under the ticker “PW”. The average daily trading volume of Power REIT’s common shares is less than that of the listed securities of many other companies, including larger companies. During the 12 months ended December 31, 2025, the average daily trading volume for the Trust’s common shares was approximately 225,761 shares. Power REIT’s Series A Preferred Stock is traded on the NYSE American under the ticker “PW PRA”. The Series A Preferred Stock has been listed since March 18, 2014. Because the Series A Preferred Stock has no maturity date, investors seeking liquidity may be limited to selling their shares of Series A Preferred Stock in the secondary market. In part due to the relatively small trading volume of the Trust’s listed securities, any material sales of such securities by any person may place significant downward pressure on the market price of the Trust’s listed securities. In general, as a result of low trading volumes, it may be difficult for holders of the Trust’s listed securities to sell their securities at prices they find attractive, or at all.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On November 20, 2025, the reported low sale price of our common shares was $.60 and on August 14, 2025, the reported high sales price was $1.70. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, sales of substantial amounts of our common shares, or the perception that such sales might occur, could adversely affect prevailing market prices of our common shares and our stock price may decline substantially in a short period of time. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

The voting rights of a holder of Series A Preferred Stock are limited. Our common shares are the only class of our securities carrying full voting rights. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to our charter (whether by merger, consolidation or otherwise) that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of classes or series of equity securities that are senior to the Series A Preferred Stock and, if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of additional trustees. To date, we have failed to pay the dividends owed to the holders of shares of Series A Preferred Stock and, therefore, the holders of shares of Series A Preferred Stock are entitled to elect two trustees to our Board of Trustees, which to date they have not done as required. Holders would not, however, have any voting rights if we amend, alter or repeal the provisions of our charter or the terms of the Series A Preferred Stock in connection with a merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise, so long as the Series A Preferred Stock remains outstanding and its terms remain materially unchanged or holders receive stock of the successor entity with substantially identical rights, taking into account that, upon the occurrence of an event described in this sentence, we may not be the surviving entity. Furthermore, if holders receive the greater of the full trading price of the Series A Preferred Stock on the last date prior to the first public announcement of an event described in the preceding sentence, or the $25.00 liquidation preference per share of Series A Preferred Stock plus accrued and unpaid dividends (whether or not declared) to, but not including, the date of such event, pursuant to the occurrence of any of the events described in the preceding sentence, then holders will not have any voting rights with respect to the events described in the preceding sentence.

Dividends on our Series A Preferred Stock can be suspended and not paid on a current basis.

The Trust is not obligated to distribute a dividend on its Series A Preferred Stock on a current basis. During 2025, the Trust did not declare dividends on Power REIT’s Series A Preferred Stock. Dividends not declared accumulate and are added to the liquidation preference.

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

Upon a Change of Control or Delisting Event, holders of our Series A Preferred Stock will have the right (subject to our special optional redemption rights) to convert all or part of their shares of Series A Preferred Stock into common shares (or equivalent value of alternative consideration). If our common share price were less than $5.00 subject to adjustment, holders will receive a maximum of 5 of our common shares per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, the foregoing features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our trust or of delaying, deferring or preventing a change in control of our trust under circumstances that otherwise could provide the holders of our common shares and Series A Preferred Stock with the opportunity to realize a premium over the then current market prices of those securities, or that holders may otherwise believe is in their best interests.

Ownership limitations may restrict change in control or business combination opportunities in which our stockholders might receive a premium for their shares.

To qualify as a REIT under the Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). In order for us to remain qualified as a REIT under the Code, the relevant sections of our charter provide that, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of beneficial interest. These ownership limits and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our Series A Preferred Stock is subject to interest rate risk.

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

Inflation may negatively affect the value of our Series A Preferred Stock and the dividends we pay.

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

Risks Related to Regulation

The U.S. federal government’s approach towards cannabis laws may be subject to change or may not proceed as previously outlined.

In an effort to provide guidance to U.S. federal law enforcement, under former President Barak Obama, the U.S. Department of Justice (the “DOJ”), released a memorandum on August 29, 2013 entitled “Guidance Regarding Marijuana Enforcement” from former Deputy Attorney General James Cole (the Cole Memorandum). The Cole Memorandum sought to limit the use of the U.S. federal government’s prosecutorial resources by providing United States attorneys (“U.S. Attorneys”) with certain priorities (the “Cole Priorities”) on which to focus their attention in states that have established cannabis programs with regulatory enforcement systems. U.S. Attorneys were required to adhere to the Cole Priorities until the rescission of the Cole Memorandum in January 2018.

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

Pamela Bondi was confirmed by the United States Senate as Attorney General of the United States on February 4, 2025. During her tenure as Attorney General in the State of Florida, Bondi routinely opposed the softening of anti-cannabis laws, including opposition to ballot initiatives to broaden access to medical cannabis, but she also generally faithfully enforced state cannabis laws to maintain a well-regulated medical cannabis market. Bondi has not provided a clear policy directive for the United States as it pertains to state-level cannabis-related activities, and there can be no assurances that DOJ or other law enforcement authorities will not seek to vigorously enforce current U.S. federal laws. It is generally expected that Bondi will closely follow the Trump Administration’s enforcement priorities.

Recent federal policy developments—including the Trump Executive Order directing federal agencies to reclassify marijuana from a Schedule I to a Schedule III controlled substance—introduce significant regulatory uncertainty for our business. Although the Trump Executive Order represents a major shift in the federal approach to cannabis, it does not legalize marijuana under federal law and requires completion of formal DEA administrative rulemaking before any change to marijuana’s legal status takes effect. As a result, our tenants that cultivate or process cannabis may continue to face federal enforcement risks until rescheduling is formally implemented.

Even if rescheduling is finalized, the implications for the cannabis industry—and therefore for our REIT operations—remain uncertain. A Schedule III designation could ease research restrictions and reduce certain tax burdens for operators, but would not resolve longstanding challenges, including potential limitations on banking services, federal oversight of cannabis-related facilities, or continued restrictions on interstate commerce. Moreover, legislative changes enacted in 2025 will classify many hemp-derived products containing trace THC as marijuana beginning November 12, 2026, creating additional compliance burdens across the cannabinoid supply chain. These shifting regulatory definitions may affect tenant operations, demand for our Greenhouse Portfolio properties, and the creditworthiness of existing or prospective tenants.

Changes in federal cannabis policy may also alter competitive dynamics within the industry. The emphasis of the Trump Executive Order on expanded research and medical access could accelerate the entry of well-capitalized pharmaceutical or agricultural companies into the cannabis market, potentially displacing smaller operators that are more likely to lease specialized greenhouse properties such as those owned by us. Public market volatility following the Trump Executive Order underscores the potential for rapid shifts in valuation, capital availability, and tenant stability. Any delays, modifications, or reversals in the federal rescheduling process—or related CBD and hemp reforms—could materially adversely affect tenant operations, occupancy rates, rental income, asset values, and our overall business and financial condition.

The U.S. federal government’s approach towards cannabis and cannabis-related activities remains uncertain. If the Rohrabacher-Blumenauer Amendment is not renewed in the future, and/or until the U.S. federal government amends the laws and its enforcement policies with respect to cannabis, allowing for use thereof, there is a risk that the DOJ and other U.S. federal agencies may utilize U.S. federal funds to enforce the CSA in states with a medical and adult-use cannabis program, which could have a material adverse effect on our current and future cannabis tenants.

Furthermore, while we have acquired additional cannabis facilities with the intent to lease those facilities for the cultivation and processing of medical-use cannabis facilities, our lease agreements do not prohibit our cannabis tenant from cultivating and processing cannabis for adult use, provided that such tenant complies with all applicable state and local rules and regulations. Certain of our tenants may opt to cultivate adult-use cannabis in our medical-use cannabis facilities, which may in turn subject our cannabis tenant, us and our properties to federal enforcement actions.

Laws, regulations and the policies with respect to the enforcement of such laws and regulations affecting the cannabis industry in the United States are constantly changing, and we cannot predict the impact that future regulations may have on us.

Medical and adult-use cannabis laws and regulations in the United States are complex, broad in scope, and subject to evolving interpretations. As a result, compliance with such laws and regulations could require us to incur substantial costs or alter certain aspects of our business. Violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and may have a material adverse effect on certain aspects of our planned operations. Further, regulations may be enacted in the future that will be directly applicable to certain aspects of our tenants’ cannabis-related activities. We cannot predict the nature of any future laws, regulations, interpretations or applications, especially in the United States, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The FDA may seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations, or guidance including certified good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations or enforcement actions are imposed, we do not know what the impact this would have on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

Currently, there are 47 states plus the District of Columbia and certain U.S. territories that have laws and/or regulations that recognize, in one form or another, consumer use of cannabis in connection with medical treatment. Of those, 11 states plus the District of Columbia and certain U.S. territories have laws and/or regulations that permit the adult-use of cannabis. Despite the recent Trump Executive Order directing the reclassification of marijuana as a Schedule III controlled substance under the CSA, it currently remains classified as a Schedule I controlled substance under the CSA and U.S. federal laws and regulations prohibit a range of activities regarding cannabis. Unless and until Congress amends the CSA with respect to cannabis (the timing and scope of which is not assured and hard to predict), there is a risk that governmental authorities in the United States may enforce current U.S. federal law, and we may, through our business activities, be deemed to be operating in direct violation of U.S. federal law. Accordingly, active enforcement of the current U.S. federal regulatory position on cannabis could have a material adverse effect on us. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated policy remains uncertain, and any regulations prohibiting the use of cannabis, or prohibiting cannabis-related activities, could have an adverse effect on our business, financial condition and results of operations.

In addition, relevant state or local rules and regulations may be amended or repealed, or new rules and regulations may be enacted in the future to eliminate prohibiting the cultivation, processing and dispensing of cannabis. If our cannabis tenants, or any future cannabis tenants, are forced to cease operations, we would be required to replace such tenant with one that is not engaged in the cannabis industry, who may pay significantly lower rents. Any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we own and/or seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were to be used in connection with cannabis cultivation and processing.

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

The Financial Crimes Enforcement Network (“FinCEN”), a bureau within the U.S. Department of the Treasury primarily charged with administering and enforcing the Bank Secrecy Act, previously issued a memorandum providing instructions to banks seeking to provide services to cannabis-related businesses (the “FinCEN Memorandum”). The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws, and explicitly refers to the Cole Priorities. As discussed above, the Cole Memorandum was rescinded in January 2018 and the decision to prosecute was left to the discretion of each U.S. Attorney in each district. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

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

Our tenants’ participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions and governmental inquiries. Litigation, complaints, enforcement actions and governmental inquiries could consume considerable amounts of our financial and other resources, which could have a material adverse effect on our sales, revenue, profitability, and growth prospects.

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

Item 2. Properties.

As of December 31, 2025, our portfolio consisted of a total of approximately 112 miles of railroad infrastructure plus branch lines and related real estate, approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”), and our Greenhouse Portfolio consisting of approximately 82 acres of land with approximately 357,000 square feet of existing or partially complete greenhouse/processing space.

As of December 31, 2025, the Trust considered Maverick 1 (Ordway, CO), Maverick 14 (Ordway, CO), Tamarack 19 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Walsenburg (CO), Desert Hot Spring (CA), and Vinita (OK), as Assets Held for Sale. See Note 8 of our Financial Statements for discussion of impairments and of our assets held for sale.

Below is a chart that summarizes our properties owned as of December 31, 2025:

Property Type/Name	Acres	Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1 [5,6]	5.20	17,368	1,594,582
Maverick 14[3,5,6]	5.54	26,940	1,908,400
Tamarack 7[3,5]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[4,5]			636,351
Tamarack 19[3,5,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke [4,5]	4.31	21,548	2,061,542
Tamarack 3[5,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms [4,5]	5.20	15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41	26,076	2,239,870
Mortgage Loan			884,142
Mortgage Loan			96,893

Walsenburg, Colorado [3,5,6]	35.00	74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85	35,505	7,685,000
Vinita, Oklahoma[3,5,6]	9.35	40,000	2,593,313
Eliot, ME - Mortgage Loan[5,7]			597,000
Greenhouse Total	82.49	356,717	$32,503,352
Total Portfolio			$50,836,900

Impairment and Allowance for Receivable			21,758,101
Depreciation and Amortization			5,160,966
Net Book Value Net of Impairment, Allowance for Receivable, Depreciation and Amortization			$23,917,833

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

3Property is vacant

4Tenant is not current on rent/in default

5An impairment/allowance for receivable has been taken against this asset

6Asset held for sale

7Loan is in default

Railway Property

Pittsburgh & West Virginia Railroad (“P&WV”), a wholly owned subsidiary, is a business trust organized under the laws of Pennsylvania which owns railroad assets that are currently leased to Norfolk Southern Railway (“NSC”) pursuant to a 99-year lease that became effective in 1964 and is subject to an unlimited number of 99-year renewal periods under the same terms and conditions, including annual rent payments, at the option of NSC (the “Railroad Lease”). Norfolk Southern Corporation has an investment grade rating of BBB+ by S&P Global Ratings. P&WV’s assets consist of a railroad line of approximately 112 miles in length plus branch lines, extending through Connellsville, Washington and Allegheny Counties in the Commonwealth of Pennsylvania, through Brooke County in the State of West Virginia and through Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction in Harrison County, Ohio. There are also branch lines that total approximately 20 miles in length located in Washington and Allegheny Counties in Pennsylvania and Brooke County in West Virginia. NSC pays P&WV base cash rent of $915,000 per year, payable in quarterly installments. For the twelve months ended December 31, 2025, P&VW recorded rental income of $915,000.

Solar Ground Lease Property

PW Regulus Solar, LLC (“PWRS”) is a California limited liability company and a wholly owned subsidiary of the Trust that owns approximately 447 acres of land leased to a utility scale solar farm with an aggregate generating capacity of approximately 82 Megawatts in Kern County, California near Bakersfield. PWRS’s lease was structured to provide it with initial quarterly rental payments until the solar farm achieved commercial operation which occurred on November 11, 2014. During the primary term of the lease which extends for 20 years from achieving commercial operations, PWRS receives an initial annual rent of approximately $735,000 per annum which grows at 1% per annum. The lease is a “triple net” lease with all expenses to be paid by the tenant. At the end of the primary term of the lease, the tenant has three options to renew the lease for 5-year terms in the first two options, and 4 years and 11 months in the third renewal option. Rent during the renewal option periods is to be calculated as the greater of a minimum stated rental amount or a percentage of the total project-level gross revenue. The acquisition price, not including transaction and closing costs, was approximately $9.2 million. For the twelve months ended December 31, 2025, PWRS recorded rental income of $803,117.

CEA Greenhouse Properties – Cannabis Related

Colorado Portfolio

From July 2019 to June 2021, through a series of wholly owned indirect subsidiaries, the Trust acquired a number of properties located in Ordway, Colorado for the development of greenhouse cannabis cultivation facilities. The total size of the Ordway, Colorado portfolio as of December 31, 2025 is approximately 37 acres and approximately 206,000 square feet of greenhouse and related structures have been constructed for a total investment by the subsidiaries of the Trust of approximately $16.4 million. Each property was acquired based on entering into a triple-net lease with a cultivation operator. A significant portion of the Ordway portfolio is vacant and the Trust is seeking to sell or re-tenant these properties. The Trust has taken an impairment against the Ordway, CO assets.

On May 21, 2021, through a wholly owned indirect subsidiary, the Trust purchased a 35-acre property that includes greenhouses plus processing/auxiliary facilities (“Walsenburg Property”) approved for cannabis cultivation in Huerfano County, Colorado. The Walsenburg Property is currently vacant and considered an asset held for sale as the Trust has initiated an active program to locate a buyer through a third party. No income was recognized for this property in 2025 and 2024. The Trust has taken an impairment against the PW Walsenburg assets.

Unfortunately, the market for cannabis cultivation in Colorado deteriorated dramatically in 2024 and 2025 and all of the tenants have encountered an inability to pay contracted rent and are either paying a reduced amount or have vacated the premises.

California

On February 3, 2021, through a wholly owned indirect subsidiary, the Trust acquired an 0.85-acre property with a 35,505 square foot greenhouse located in Desert Hot Springs, CA (the “Canndescent Property”) and the Trust assumed an existing lease. During the fourth quarter of 2022, the tenant defaulted on the lease and vacated the property. On October 2, 2023 a lease with a replacement tenant was executed which was personally guaranteed by principals of the tenant. The replacement tenant defaulted on the lease and was evicted from the Canndescent Property effective May 29, 2025 and is vacant. As of December 31, 2025, the Canndescent Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party. The Trust has taken an impairment against this asset.

Oklahoma

On June 11, 2021, through a wholly owned subsidiary, the Trust purchased a 9.35-acre property that includes approximately 40,000 square feet of greenhouse space, 3,000 square feet of office space and 100,000 square feet of fully fenced outdoor growing space including hoop houses (“Vinita Property”) that was approved for medical cannabis cultivation in Craig County, OK. Concurrent with the acquisition, PW Vinita entered into a 20-year “triple-net” lease with VinCann LLC (“VC LLC”) to operate a cannabis cultivation facility but the tenant has defaulted and the property is vacant. No income was recognized for this property in 2025 and 2024. As of December 31, 2025, the Vinita Property is considered held for sale as the Trust initiated an active program to locate a buyer through a third party The Trust has taken an impairment against this asset.

Revenue Concentration

The Trust’s revenue is highly concentrated. For the fiscal year ended December 31, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 50% and 43% of rental income and lease income from direct financing lease respectively. For the fiscal year ended December 31, 2024, Power REIT collected approximately 88% of its rental income and lease income from direct financing lease from the tenants of three properties. The tenants were Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represented 32%, 28% and 28% of rental income and lease income from direct financing lease respectively. The 2024 concentration percentages include income from the recognition of security deposits related to defaulted leases.

Item 3. Legal Proceedings.

On August 5, 2025, Ten Tree Properties, LLC (“Ten Trees”) initiated a complaint in the Superior Court of California for the County of Riverside (Case No. CVPS2505621) against Power REIT for Equitable Indemnity, Unjust Enrichment, Declaratory Relief, Constructive Trust/Equitable Lien and Quantum Meruit. The litigation relates to purported utility charges that it claims Power REIT is responsible for related to a property in California. On November 17, 2025, Ten Trees filed a motion to dismiss the case which was granted.

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

As of March 31, 2026, there were approximately 353 registered holders of registrant’s common shares.

Registrar, Transfer Agent and Disbursing Agent

The transfer agent and registrar for our common shares is Broadridge Corporate Issuer Solutions, Inc.

The registrar, transfer agent and disbursing agent for dividends and other distributions in respect of our Series A Preferred Stock is Broadridge Corporate Issuer Solutions, Inc.

Stock Issued for Cash

During the fiscal year ended December 31, 2025, we issued 271,832 common shares pursuant to the Sales Agreement for gross proceeds of $287,604. During the fiscal year ended December 31, 2024, we did not issue any securities.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to any deduction for dividends paid and excluding net capital gains, and pay tax at regular corporate rates on any taxable income that it does not distribute. As of December 31, 2024, our last tax return completed to date, we have a net operating loss of $41.0 million which reduces our taxable net income, therefore we were not required to make any distributions to our shareholders as dividends, until such Net Operating Losses are exhausted.

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

Issuer Purchases of Equity Securities

On January 19, 2017, the Board of Trustees approved a stock repurchase program of up to $750,000 and which was approved for both common shares and preferred shares of the Trust. Purchases made pursuant to the stock repurchase program will be made in the open market, in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Exchange Act. The authorization of the stock repurchase program does not obligate the Trust to acquire any particular amount of common shares or preferred stock. The timing, manner, price and amount of any repurchases will be determined by the Trust in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The stock repurchase program may be suspended or discontinued by us at any time and without prior notice.

As of December 31, 2025, the Trust has not repurchased any shares of stock under the stock repurchase program.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities by us during the fiscal year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

Power REIT’s 2020 Equity Incentive Plan (the “2020 Plan”), which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The 2020 Plan’s purpose is to secure and retain the services of employees, trustees and consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of December 31, 2025, the aggregate number of common shares that may be issued pursuant to outstanding awards is currently 2,348,710 which includes an evergreen provision per the 2020 Plan.

The following table provides information regarding our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)(1)
Equity compensation plans approved by security holders	187,500	13.44	2,348,710
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	187,500	13.44	2,348,710

(1) The number of common shares reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and ending on and including January 1, 2029, by 12.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Trustees.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto of the Trust as of and for the fiscal years ended December 31, 2025 and December 31, 2024.

We are structured as a holding company and own our assets through nineteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2025 and currently, the Trust’s assets consist of approximately 112 miles of railroad infrastructure and related real estate owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of existing or partially completed CEA properties in the form of greenhouses.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Trust, which includes:

●	Raising capital by monetizing the embedded value in our portfolio to improve our liquidity position and, as appropriate reducing debt levels to strengthen our balance sheet;

●	Selling off non-core properties and underperforming assets;

●	Seeking to re-lease properties that are vacant or have non-performing tenants

●	Seeking to minimize the carrying costs related to the Greenhouse Portfolio given the speculative nature of valuing these assets;

●	Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

●	Improving the operating results of our properties; and

●	Taking steps to position ourselves for future growth opportunities.

Recent Events

On June 9, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was a nominal loss on sale based on previous impairments.

On February 6, 2025, our wholly owned subsidiary, PW CO CanRE JKL LLC, received a Final Order and Entry of Judgement (the “Judgement”) in favor of PW CO CanRE JKL LLC against the former tenant and guarantors of the lease in the amount of $10,988,749. The ruling eliminated claims by the former tenant against PW CO CanRE JKL LLC. The Trust is evaluating the potential to collect against the defendants in this litigation by enforcement of the Judgement, but will treat any recovery on a cash basis for accounting purposes.

On January 31, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and paid other accrued expenses related to the property. There was no gain or loss on sale recognized based on previous impairments.

On January 24, 2025, we entered into a sales agreement (the “Sales Agreement”), with AGP pursuant to which we may, from time to time, issue and sell our common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares we can sell pursuant to the Sales Agreement. In addition, our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time as the market value of our voting securities held by non-affiliates is $75 million or more. During the quarter ended December 31, 2025, the Trust sold 271,832 common shares pursuant to the Sales Agreement for gross proceeds of $287,604 and net proceeds of $277,829.

Settlement of Greenhouse Loan

The Greenhouse Loan was secured by most of the Greenhouse Portfolio. The Greenhouse Loan was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, we resolved issues with the lender of the Greenhouse Loan by providing deeds-in-lieu of foreclosure for Greenhouse Portfolio properties in Michigan and Nebraska. In return, the lender released the remaining collateral that was secured by the Greenhouse Loan back to our subsidiaries and released obligations related to the Greenhouse Loan. We will seek to realize value from the retained assets by leasing and/or selling them, if possible. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of December 31, 2025 and 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the fiscal years ended December 31, 2025 and 2024, we recognized approximately $554,000 and $850,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations for the fiscal years ended December 31, 2025 and 2024. As a result of settling the Greenhouse Loan obligations through deeds-in-lieu of foreclosure for the Nebraska and Michigan properties, we recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both of the Nebraska and Michigan properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write off of accrued property tax of approximately $179,000.

On December 26, 2024, a wholly owned subsidiary of Power REIT, PW CO CanRE JKL LLC, sold its interest related to a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Sherman 21 and 22 and was vacant and the construction was incomplete. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $80,000 and the net proceeds were used to pay down the Greenhouse Loan and other accrued expenses related to the property. The loss on sale recognized was approximately $147,000.

On September 11, 2024, PW CO CanRE Cloud Nine LLC, received a Final Order and Entry of Judgement in favor of PW CO CanRE Cloud Nine LLC in the amount of approximately $10.9 million. The Trust is evaluating the potential to collect against the defendants in this litigation by enforcement of this Judgement, but will treat any recovery on a cash basis for accounting purposes.

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

On January 8, 2024, two wholly owned subsidiaries of Power REIT, PW CO CanRE Sherman 6 LLC and PW CO CanRE MF LLC, sold two cannabis related greenhouse cultivation properties located in Ordway, Colorado to an affiliate of a tenant of one of the properties. The properties are described in prior filings as Sherman 6 (the tenant of which is affiliated with the tenant/purchaser) and Tamarack 14 which was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $1,325,000. As part of the transaction, PW MF, a subsidiary of the Trust provided seller financing in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing has a three-year maturity with a fixed amortization schedule of $40,000 for the first and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. On May 30, 2025, PW MF agreed to modify the terms of the note whereby payments are based on a 5-year amortization schedule at an 11% per annum interest rate and with monthly payments of $16,052 from May 1, 2025 to April 1, 2030 and a balloon payment for the balance due on May 1, 2030. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. The gain on sale recognized was approximately $213,000. The Trust has assessed that this is considered a loan modification.

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

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling Greenhouse Portfolio properties and/or re-leasing them in an effort to improve the overall performance of our portfolio going forward. We will continue to seek to realize value from our retained assets subsequent to our settlement with the lender of the Greenhouse Loan, resulting in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan, and are exploring a shift in focus and are evaluating real estate distressed situations including properties, loans and companies and other opportunities.

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

Results of Operations

Results of Operations for the fiscal year ended December 31, 2025 as compared to December 31, 2024

Revenue

Revenue during the fiscal years ended December 31, 2025 and 2024 was $2,011,783 and $3,049,875, respectively. Revenue during the fiscal year ended December 31, 2025, consisted of rental income of $927,376, direct financing lease income of $915,000, and other income of $169,407. The decrease in total revenue was primarily driven by a $785,000 reduction in rental income from related parties, a $207,817 decline in other rental income (which in total includes approximately $925,000 recognized from non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured), and a decrease in other income of $45,275.

During the fiscal year ended December 31, 2025, the Trust’s revenue was concentrated from certain tenants. For the fiscal year ended December 31, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 50% and 43% of rental income and lease income from direct financing lease, respectively. For the fiscal year ended December 31, 2024, the Trust collected approximately 88% of its rental income and lease income from direct financing lease from the tenants of three properties. The tenants were Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represented 32%, 28% and 28% of rental income and lease income from direct financing lease respectively. The concentration percentages for the fiscal year ended December 31, 2024 include the income from the recognition of security deposits related to defaulted leases.

Expenses

Expenses for the year ended December 31, 2025 compared to the same period in 2024 decreased by $22,708,143, primarily due to a decrease in impairment expense/allowance for receivable of $18,795,056, and to a lesser extent, a decrease in interest expense of $1,807,694 due to the settlement of the Greenhouse Loan, a decrease in depreciation expense of $756,342 as several properties are considered held for sale, a decrease in property expenses of $1,029,078, and a decrease in general and administrative expense of $319,973.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Income

Other income increased by $845,608 primarily due to a gain on extinguishment of debt of $1,092,670, a realized gain on marketable securities of $377,578, offset by an unrealized loss on marketable securities of $19,172, a decrease of forgiveness of accounts payable of $350,704 and a loss on sale of properties of $7,628 compared to a gain in 2024 of $247,136.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shares during the year ended December 31, 2025 was $2,847,910 compared to a net loss of $25,363,569 for the year ended December 31, 2024, an increase of $22,515,659.

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash totaled $2,235,306 as of December 31, 2025, a decrease of $3,720 from December 31, 2024. During the year ended December 31, 2025 and 2024, cash used in operating activities was $68,316 and $1,393,709, respectively. The decrease in cash used is primarily due to a smaller net loss in 2025, as well as favorable changes in working capital, including a decrease in prepaid expense and a decrease in accrued expenses. This is partially offset by lower non-cash expenses, including depreciation, impairment expense/allowance for receivable and share-based compensation.

Our current loan liabilities totaled approximately $760,000 as of December 31, 2025 as compared to $17,400,000 as of December 31, 2024. The decrease was primarily due to the results of the settlement described in the next paragraph.

Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties.

We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale for approximately $1,331,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure actions starting in the first quarter of 2026.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of December 31, 2025, 271,832 common shares have been sold pursuant to the Sales Agreement.

During the fiscal year ended December 31, 2025, we generated approximately $239,000 of cash from debt service related to the seller financing provided in 2024 and we sold two properties, one of which included another seller finance agreement for $105,000, which amortized over a 60-month period at an interest rate of 11% per annum. The remaining seller financing agreements have a combined remaining balance of $981,035 as of December 31, 2025.

In 2024, the Trust sold four properties in an effort to help with liquidity. The proceeds from the sale of the Salisbury, MA property was approximately $662,000 of unrestricted cash and the approximately $504,000 of debt was eliminated from liabilities. We sold two Greenhouse Portfolio properties in a transaction that produced approximately $53,000 of restricted cash at closing and, during 2024, generated approximately $345,000 of restricted cash from the debt service related to the seller financing provided which had a remaining balance of $1,005,000 at December 31, 2024. We sold one Greenhouse Portfolio property in a transaction that produced approximately $51,000 of net proceeds used to service the Greenhouse Loan.

Power REIT will continue to seek to realize value from the retained assets and is exploring a shift in focus and is evaluating real estate distressed situations including properties, loans and companies.

Cash Used in Operating Activities

During the years ended December 31, 2025 and 2024, cash used in operating activities was $68,316 and $1,393,709, respectively. The decrease in cash used of $1,325,393 is primarily due to a smaller net loss for the fiscal year ended December 31, 2025, as well as favorable changes in working capital, including a decrease in prepaid expense and a decrease in accrued expenses. This is partially offset by lower non-cash expenses, including primarily lower impairment expense/allowance for receivable for the fiscal year ended December 31, 2025, as compared to 2024 and, to a lesser extent, lower depreciation, and share-based compensation for the fiscal year ended December 31, 2025 as compared to 2024.

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

Cash Provided By Investing Activities

Cash provided by investing activities during for the fiscal years ended December 31, 2025 and 2024 were $542,861 and $1,759,142, respectively. The decrease of $1,216,281 is mainly due to lower proceeds from property sales and, to a lesser extent, less cash received from mortgage loans for the fiscal year ended December 31, 2025 as compared to 2024, offset by investment in marketable securities in 2025.

During the fiscal year ended December 31, 2025, we generated approximately $239,000 of cash from debt service related to the seller financing provided in 2024 and we sold two properties, one of which produced another seller finance agreement for $105,000, which amortizes over a 60- month period at an interest rate of 11% per annum. The seller financing agreements have a combined remaining balance of $981,035 as of December 31, 2025.

Cash Used In Financing Activities

Cash used in financing activities during the fiscal year ended December 31, 2025 was $470,825, compared to $2,238,731 in the prior year. The decrease of $1,767,906 is primarily due to lower principal payments on long-term debt, partially offset by new debt proceeds and proceeds from the sale of 271,832 common shares pursuant to the Sales Agreement for gross proceeds of $287,604 during the fiscal year ended December 31, 2025.

Preferred Stock - Restatement of Financial Statements

During 2014, the Trust expanded its equity financing activities by offering a series of preferred shares to the public. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution or winding up, senior to the Trust’s common shares. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to the Trust’s charter that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of equity securities that are senior to the Series A Preferred Stock and, if the Trust fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of two additional trustees to our Board of Trustees. The Trust has failed to pay dividends for in excess of six quarterly periods; however, no holder of Series A Preferred Stock has requested to hold a special meeting, or to add a proposal at an annual meeting, to elect an additional trustee(s) to the Board of Trustees, which request must be made by the holders of record of at least 10% of the outstanding shares of Series A Preferred Stock. The Trust had previously closed on the sale of approximately $3,492,000 of its Series A Preferred Stock pursuant to a public offering prospectus supplement dated January 23, 2014.

On January 7, 2021, the Trust filed Articles Supplementary with the State of Maryland to classify an additional 1,500,000 unissued shares of beneficial interest, par value $0.001 per share, 7.75% Series A Preferred Stock, such that the Trust now has authorized an aggregate of 1,675,000 shares of Series A Preferred Stock, all of which constitute a single series of Series A Preferred Stock.

On February 3, 2021, as part of the closing for the Canndescent (Desert Hot Spring, CA) acquisition, the Trust issued 192,308 shares of Power REIT’s Series A Preferred Stock with a fair value of $5,000,008 less $2,205 of costs.

The shares of Series A Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

As previously disclosed, on September 3, 2024, the Trust received a letter from the NYSE American regarding a lack of compliance with listing requirements (the “Deficiency Letter”). Specifically, since the Trust had incurred losses in two out of the last three years, it is required to have total equity of greater than $2 million, while it reported stockholders’ equity of $322,626 at June 30, 2024. As part of evaluating a plan to comply with the NYSE American listing requirements, the Trust embarked on analysis of the accounting treatment for its Series A Preferred Stock which historically were classified as Mezzanine Equity. Based on its review, the Trust determined that the outstanding shares of Series A Preferred Stock should be treated as Equity. The Trust retained a qualified third-party consultant to assist with its analysis of the accounting treatment for the Series A Preferred Stock. Ultimately, the Trust concluded that it had incorrectly classified the outstanding shares of Series A Preferred Stock on its balance sheet and that they should be treated as equity (not mezzanine equity) and the financial statements should be re-stated accordingly.

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

The only changes to the Financial Statements contained in the original Form 10-Q and the 10-Q/A for the quarter ended June 30, 2024 were:

-	Reclassification of the shares of Series A Preferred Stock on the Consolidated Balance Sheet to Equity
-	Elimination of the accrual of undeclared dividends for the shares of Series A Preferred Stock consistent with treatment of the shares of Series A Preferred Stock as equity (previously accrued as an increase to the carrying value of the shares of Series A Preferred Stock on the Balance Sheet)
-	An Updated Consolidated Statement of Changes in Shareholders Equity to include the shares of Series A Preferred Stock
-	Removal of dividends from the supplemental disclosure contained in the Consolidated Statement of Cash Flows

On September 25, 2024, the Trust received a notice from the NYSE American rescinding the Deficiency Letter as the Trust is compliant with equity requirements based on the restated equity level on the financial statements in the 10-Q/A.

Borrowings

Our current loan liabilities totaled approximately $760,000 as of December 31, 2025, as compared to $17,400,000 as of December 31, 2024. Our long terms debt, net of unamortized discount, totaled approximately $19,213,071 as of December 31, 2025, as compared to $19,965,043 as of December 31, 2024.

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt had approximately 9 years remaining. The Municipal Debt had a simple interest rate of 5.0% that is paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2025 and 2024 is $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan had a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The loan was secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2025 and 2024 is $0. On January 30, 2024 the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2025 and December 31, 2024 was approximately $5,998,000 (net of approximately $190,000 of capitalized debt costs) and approximately $6,492,000 (net of unamortized debt costs of approximately $213,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2025 was approximately $13,974,000 (net of approximately $258,000 of capitalized debt costs) and December 31, 2024 was approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the Greenhouse Portfolio which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of December 31, 2025 and December 31, 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the fiscal years ended December 31, 2025 and 2024, we recognized approximately $554,000 and $850,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, we recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write-off of accrued property tax of approximately $179,000.

The amount of principal payments remaining on Power REIT’s consolidated debt as of December 31, 2025 is as follows:

Total Debt

2026	791,212
2027	835,036
2028	880,909
2029	928,923
2030	979,173
Thereafter	16,005,899
Long term debt	$20,421,152

Critical Accounting Policies and Estimates

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

For further information, see Note 2 – Significant Accounting Policies to the consolidated financial statements appearing following Item 16 of this document. The significant accounting policies are not deemed to be Critical Accounting estimates or critical accounting policies.

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

Management believes that Core FFO is a useful supplemental measure of the Trust’s operating performance. Management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by the Trust’s asset portfolio and inappropriately affect the comparability of the Trust’s period-over-period performance. These items include non-recurring expenses, such as those incurred in connection with litigation, one-time upfront acquisition expenses that are not capitalized under ASC-805 and certain non-cash expenses, including stock-based compensation expense amortization and certain up front financing costs. FFO does not include gains and losses on sales of operating real estate assets or impairment write downs of depreciable real estate, which are included in the determination of net loss in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. Therefore, management uses Core FFO and defines it as net income excluding such items. Management believes that, for the foregoing reasons, these adjustments to net income are appropriate. The Trust believes that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing the Trust to other REITs that disclose similarly adjusted FFO figures, and when analyzing changes in the Trust’s performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we do, and that as a result, the Trust’s Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies. Core FFO should not be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Core FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

	Year ended December 31,
	2025	2024
Revenue	$2,011,783	$3,049,875

Net Income (Loss)	$(2,195,082)	$(24,710,741)
Stock-Based Compensation	334,161	693,575
Interest Expense - Amortization of Debt Costs	31,391	31,391
Amortization of Intangible Lease Asset	227,488	227,488
Depreciation on Land Improvements	63,551	819,893
Impairment Expense/Allowance for Receivable	1,159,204	19,954,260
Loss (gain) on sale of property	7,628	(247,136)
Core FFO Available to Preferred and Common Stock	(371,659)	(3,231,270)

Preferred Stock Dividends	(652,828)	(652,828)

Core FFO Available to Common Shares	$(1,024,487)	$(3,884,098)

Weighted Average Shares Outstanding (basic)	3,413,861	3,389,661

Core FFO per Common Share	(0.30)	(1.15)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10K.

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

Our management (with the participation of our principal executive officer who is also our principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the material weakness previously disclosed regarding accounting for complex transactions still exists and that such controls are not effective. The previously disclosed material weaknesses was concluded based on a classification issue related to the Trust’s Preferred Stock.

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Trust’s management including the Trust’s Board of Directors, with the participation of our principal executive officer who is also our principal financial officer, carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Trust’s management concluded that the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported to the Trust’s management, within the time periods specified in the SEC’s rules and forms.

Remediation Plan

To address the material weakness described above, we intend to engage an independent third party to enhance our analysis of complex transactions as needed.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, none of our trustees or officers of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The following table sets forth information concerning our trustees and executive officers, including their ages as of March 31, 2026. There are no family relationships among any of our trustees or executive officers.

Name	Age	Trustee or Officer Since	Position

David H. Lesser	60	2009*	Chairman of Board of Trustee, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary and Treasurer
Susan P. Hollander	57	2020	Chief Accounting Officer (CAO)
William S. Susman	62	2011	Trustee Chairman of Compensation Committee Chairman of Nominating Committee Chairman of Special Committee – Related Party Transactions Member of the Audit Committee
Patrick R. Haynes, III	42	2011*	Trustee Member of Nominating Committee Member of Compensation Committee Member of Special Committee – Related Party Transactions
Dionisio J. D’Aguilar	61	2022	Trustee Member of Nominating Committee Chairman of Audit Committee Member of Special Committee – Related Party Transactions

*	Trustees of Power REIT since December 2011 and are and have been trustees of Pittsburgh & Virginia Railroad, a wholly owned subsidiary of Power REIT, since the dates listed in the table above.

David H. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser has been Chairman of Power REIT’s Board of Trustees, our Chief Executive Officer since December 2011, and our Chief Financial Officer, Secretary and Treasurer since February 2014. Mr. Lesser has been a trustee of Pittsburgh & West Virginia Railroad, a wholly owned subsidiary of Power REIT (“P&WV”), from 2009 to the present, Chairman of P&WV’s Board of Trustees from December 2010 to the present and CEO of P&WV from February 2011 to the present. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Since October 2013, Mr. Lesser has served as Chairman and CEO of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company (ticker: MILC). Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC which sponsored investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Director of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group.

Since 1995, Mr. Lesser has, through HBP, invested in numerous real estate and alternative energy transactions, including a reverse merger transaction in 1997 that led to the formation of Keystone Property Trust (“Keystone”). Mr. Lesser, as president of HBP, led an investor group and structured a reverse merger transaction with American Real Estate Investment Corporation that was listed on the NYSE American LLC to ultimately form Keystone. The transaction involved an investment of $30 million of cash, the merger of a property management company and the acquisition of a family-owned portfolio of industrial properties for ownership in the REIT. In addition to initial structuring and equity investment by HBP, Mr. Lesser served on Keystone’s board of trustees until June 2000. Keystone was acquired by Prologis in 2004 for a total enterprise value of $1.4 billion, delivering a compound annual shareholder return of 16.5% from the initial transaction.

Mr. Lesser holds an M.B.A. from Cornell University and a B.S. in Applied Management and Economics from Cornell University.

We believe that Mr. Lesser’s years of experience as a real estate investor, as a board director and in creating shareholder value for REITs provide significant benefits to the Trust.

Susan P. Hollander is the Chief Accounting Officer of Power REIT and is responsible for strategic accounting, compliance and financial functions including SEC and statutory filings. She has been working with our CEO, David Lesser, since 2017 as Controller for Coast Intelligen, Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company and IntelliStay Hospitality Management, LLC, and is increasingly focusing her efforts on Power REIT. Prior to that Ms. Hollander was Controller at Boston Provident, LP, a long-short, multi asset hedge fund specializing in the financial services industry for over 22 years where she focused primarily on financial reporting, trading operations, fund accounting and performance reporting. Ms. Hollander has more than 30 years of accounting, finance and tax experience, primarily within the financial services/real estate industry. In addition, Ms. Hollander has public company reporting expertise. Ms. Hollander graduated from Binghamton University, State University of New York with a Bachelor of Science in Economics.

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

Mr. Haynes is currently the founder and managing principal of Jackson River Capital (“JRC”). JRC is a private commercial real estate holding company founded by Mr. Haynes in 2014 that sponsors/co-sponsors commercial real estate investments and platforms seeking to generate attractive risk-adjusted returns. Through JRC, Mr. Haynes has co-founded multiple investment platforms focused on healthcare, hospitality, and multifamily properties. Most recently, Mr. Haynes co-founded Wellness Real Estate Partners (WREP), a private real estate investment platform that actively acquiring net-leased real estate in the behavioral health industry.

Prior to forming JRC, Mr. Haynes was employed by Alliance Partners HSP, a family office backed opportunistic real estate investment and development company.

Prior to joining Alliance, Mr. Haynes worked for the Rockefeller Group Investment Management Corp. (“RGIM”), a newly launched investment management subsidiary owned by Mitsubishi Estate. At RGIM he was responsible for the financial analysis for RGIM’s corporate acquisitions and direct real estate investments and supported institutional fundraising and business development. Mr. Haynes began his career at Lehman Brothers in 2007 in the real estate private equity group where he performed financial analysis, market research and due diligence for over $2.0 billion in potential real estate acquisitions across all asset classes nationally. Following the bankruptcy, Mr. Haynes supported the successful management led buyout of the real estate private equity funds’ advisory business from the LB estate, responsible for the management of approximately $18 billion in real estate assets globally. Mr. Haynes remained with the go-forward venture created by the fund’s management, Silverpeak Real Estate Partners, until joining RGIM.

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

CORPORATE GOVERNANCE

Overview and Leadership Structure

In accordance with our Declaration of Trust and Bylaws, our Board of Trustees elects the Chairman of the Board and our executive officers, and each of these positions may be held by the same or separate persons. Our corporate governance guidelines do not include a policy on whether the role of the Chairman and Chief Executive Officer should be separate or, if not, whether a lead independent trustee is to be elected. Since February 2011, Mr. Lesser, the Chairman of our Board of Trustees, has also served as our Chief Executive Officer. Our Board has determined its leadership structure is appropriate and effective given our size and our state of development. The Board of Trustees shall review the need for any changes to these arrangements from time to time in light of the Trust’s changing business needs.

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

Audit Committee

During 2025, our Audit Committee was Chaired by Dionisio D’Aguilar and William Susman served as a member. The Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and consists of two independent trustees, each of whom the Board of Trustees has determined is “financially literate” and “independent” under the rules of the NYSE American Company Guide. The Board of Trustees has determined that Mr. D’Aguilar met the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Trustees in overseeing:

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

Compensation Committee

During 2025, our Compensation Committee consisted of two independent trustees under the rules of the NYSE American Company Guide: William S. Susman and Patrick R. Haynes, III. Mr. Susman serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

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

Nominating Committee

During 2025, the Nominating Committee was chaired by William S. Susman with Dionisio D’Aguilar and Patrick Haynes, III serving as members. The Nominating Committee evaluates potential nominees to serve as trustees and makes recommendations to the Board of Trustees for inclusion in the Trust’s annual proxy statement.

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

Special Committee – Related Party Transactions

During 2025, the Special Committee – Related Party Transactions (“the Special Committee”) was Chaired by William Susman with Patrick R. Haynes, III and Dionisio J. Aguilar serving as members. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The vote of a majority of the members of the Special Committee will serve to approve transactions that are brought before the Special Committee on behalf of the Board of Trustees. Additionally, the composition of the Special Committee will only include Independent Trustees.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) that is designed to promote compliance with federal and state securities laws and regulations, as well as the rules and regulations of the NYSE American. The Insider Trading Policy provides our standards on trading and causing the trading of our securities while in possession of material nonpublic information. It prohibits trading in certain circumstances and applies to all of our trustees, officers and employees as well as independent contractors or consultants who have access to material nonpublic information obtained through involvement with our company. Additionally, our Insider Trading Policy imposes special additional trading restrictions applicable to all of our trustees and executive officers and to such persons’ family members who live in such persons’ households. The Insider Trading Policy also requires us to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in our own securities. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation.

Trustee Compensation

There was no compensation paid to our independent trustees for the fiscal year ending December 31, 2025, see the table below.

Trustee Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (Shares)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

William S. Susman	$-	$-	-	$-	$-	$-	$-
Patrick R Haynes, III	$-	$-	-	$-	$-	$-	$-
Dionisio D’Aguilar	$-	$-	-	$-	$-	$-	$-

The table below shows the aggregate number of option and stock awards outstanding at December 31, 2025 for each of our independent trustees.

Trustee Name	Number of shares Subject to Outstanding Options	Number of Shares Subject to Outstanding Stock Awards

William S. Susman	10,000	-
Patrick R Haynes, III	10,000	-
Dionisio D’Aguilar	10,000	-

Executive Officer Compensation

The Trust is managed by David H. Lesser, the Trust’s Chief Executive Officer and Chairman, with oversight from its Board of Trustees.

Summary Compensation Table

Compensation for our named executive officers, consisting of our principal executive officer and principal accounting officer for the last two fiscal years ending December 31, 2025 is set forth in the table below:

Name and Principal Positions	Year	Salary	Bonus	Stock Awards	Option Awards (Shares)	All Other Compensation	Total

David H. Lesser, Chairman, CEO, CFO, Secretary and Treasurer	2025	$150,000	$-	$-	-	$-	$150,000
	2024	$150,000	$-	$-	-	$-	$150,000

Susan Hollander, CAO	2025	$66,000	$-	$-	-	$-	$66,000
	2024	$66,000	$-	$-	-	$-	$66,000

The following table sets forth outstanding option equity and restricted stock awards granted to our named executive officers as of December 31, 2025:

Outstanding Equity Awards at Fiscal Year End

Option Awards					Stock Awards
Name	Number of shares underlying unexercised options (exercisable) (1)	Number of shares underlying unexercised options (unexercisable)	Option exercise price	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested (3)
David H. Lesser, CEO, CFO, Secretary and Treasurer	150,000	-	$13.44	7/15/2032
	-	-	-		-	-
Susan Hollander, CAO	7,500	-	$13.44	7/15/2032	-	-

(1)	For all option awards, the value reflects date of grant using the Black-Scholes formula. Options vested monthly in a series of 36 equal monthly installments starting on August 1, 2022.

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

Authorized shares

The aggregate number of common shares that may be issued pursuant to stock awards under the 2020 Plan was initially limited to 239,117 shares consisting of (A) the shares reserved and available for issuance pursuant to the grant of new awards upon the effectiveness of the 2020 Plan, and (B) the shares subject to stock options or other awards granted under the Power REIT 2012 Equity Incentive Plan, as amended (the “Predecessor Plan”), that on or after the 2020 Plan became effective, should terminate or expire prior to exercise or settlement; not issued because the award is settled in cash; be forfeited because of the failure to vest; or be reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Additionally, the number of common shares reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and ending on and including January 1, 2029, by 12.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2020 Plan is 239,117 shares. As of December 31, 2025, the aggregate number of common shares that may be issued pursuant to outstanding awards is currently 2,348,710.

Shares issued under our 2020 Plan are authorized but unissued or reacquired common shares. Shares subject to awards granted under our 2020 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under our 2020 Plan. Additionally, shares issued pursuant to awards under our 2020 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award, become available for future grant.

Non-employee director limits

The maximum number of common shares subject to stock awards granted during a single fiscal year to any non-employee director with respect to any calendar year that follows the calendar year in which such individual is first appointed or elected to the Board, taken together with any cash fees paid to such non-employee director during the fiscal year, shall not exceed $750,000 in total value and with respect to the calendar year in which a non-employee director is first appointed or elected to the Board, will not exceed $1,500,000 in total value (in each case, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes and excluding, for this purpose, the value of any dividend equivalent payments paid pursuant to any stock award granted in a previous fiscal year).

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

The administrator has the authority to determine the terms of awards, including recipients, the exercise, purchase or strike price of awards, if any, the number of shares subject to each award, the fair market value of a common share, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise or settlement of the award and the terms of the award agreements for use under our 2020 Plan.

Stock Options

ISOs and NSOs are granted pursuant to stock option agreements adopted by the administrator. The administrator determines the exercise price for a stock option, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common shares on the date of grant. Options granted under the 2020 Plan vest at the rate specified by the administrator.

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

Acceptable consideration for the purchase of common shares issued upon the exercise of a stock option will be determined by the administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of common shares previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the administrator.

Options may not be transferred to third party financial institutions for value. Unless the administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Restricted Stock Awards

Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the administrator. Restricted stock awards may be granted in consideration for cash, check, bank draft or money order, services rendered to us or our affiliates, or any other form of legal consideration. Common shares acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

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

Stock Appreciation Rights

Stock appreciation rights are granted pursuant to stock appreciation right grant agreements adopted by the administrator. The administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common shares on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common shares on the date of exercise over the strike price, multiplied by (2) the number of common shares with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the administrator.

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

Performance Awards

Our 2020 Plan permits the grant of performance-based stock and cash awards. The administrator can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the common shares.

The performance goals may be based on any measure of performance selected by the administrator. The administrator may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the administrator will appropriately make adjustments in the method of calculating the attainment of the performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding common shares by reason of any stock dividend or split stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to holders of common shares other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Awards

The administrator may grant other awards based in whole or in part by reference to our common shares. The administrator will set the number of shares under the award and all other terms and conditions of such awards.

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

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of common shares in connection with the corporate transaction, over (ii) any per share exercise price payable by such holder provided in the stock award, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of common shares.

In addition, the Board has the sole and complete discretion to determine to accelerate vesting and exercisability of all or any awards in the event of a corporate transaction.

Under the 2020 Plan, a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger or consolidation where we do survive the transaction but the common shares outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

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

Clawback Policy

The Board of Trustees has adopted a clawback policy which requires us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we are required to recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy on the timing of awards of options in relation to our disclosure of material nonpublic information. The compensation committee does not seek to time equity grants to take advantage of information, either positive or negative, about us that has not been publicly disclosed. Option grants are generally effective on the date the award determination is made by the compensation committee, and the exercise price of options is the closing market price of our common shares on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day. During the fiscal year ended December 31, 2025, we did not grant any options to a named executive officer.

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

During 2024 and 2025 there were no stock grants or options granted to our trustees or officers. See the “Trustee Compensation” table above, for further information as to these grants and our compensation amounts generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of March 31, 2026, by: (i) each person who owns more than 5% of our voting securities and who has filed a Schedule 13D with the SEC that is publicly available to the Trust and others at www.sec.gov, (ii) each of our trustees and named executive officers and (iii) all of our trustees and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Power REIT, 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 3,672,274 common shares outstanding as of March 31, 2026.

	Beneficially Owned at March 31, 2026
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Trustees and Named Executive Officers
David H. Lesser (1)	733,497	19.06%
Susan P. Hollander(2)	9,800	*
William S. Susman(3)	17,417	*
Patrick R. Haynes, III(4)	30,226	*
Dionisio D’Aguilar(5)	10,600	*
All trustees and current executive officers as a group (5 persons)	801,540	20.82%
5% Beneficial Owners
Common Stock
Henry Posner III(6)	340,000	9.28%
Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25 per Share(7)
Henry Posner III(8)	34,000	10.1%
Bradley & Daytona Railway and Land Co. LLC(9)	16,884	5.01%

*	Less than 1%

(1) Mr. Lesser beneficially owns (i) 733,497 common shares, which includes: (a) 514,818 shares owned directly or indirectly by Mr. Lesser, (b) 68,679 shares owned indirectly through 13310 LMR2A LLC (“13310”), for which Mr. Lesser acts as the Co-Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 150,000 common shares at $13.44 per share which have vested as of March 31, 2025. Does not include 68,335 common shares owned by MEL Generation Skipping Trust, an irrevocable trust set up for the children of David H. Lesser, (the “MEL Trust”). Mr. Lesser disclaims any beneficial, pecuniary or residual interest in the shares owned by the MEL Trust, does not serve as trustee of the MEL Trust and does not have the power to revoke the MEL Trust.

(2) Ms. Susan P. Hollander beneficially owns (i) 2,300 common shares and (ii) 10-year options granted on July 15, 2022 to purchase 7,500 common shares at $13.44 per share which have vested as of March 31, 2026.

(3) Mr. William S. Susman beneficially owns (i) 7,417 common shares and (ii) 10-year options granted on July 15, 2022 to purchase 10,000 common shares at $13.44 per share which have vested as of March 31, 2026.

(4) Mr. Haynes beneficially owns (i) 29,670 common shares, which includes: (a) 8,719 shares owned directly by Mr. Haynes, (b) 11,507 shares owned indirectly through JRC Management LLC (“JRC”), for which Mr. Haynes acts as the Managing Member and (ii) 10-year options granted on July 15, 2022 to purchase 10,000 common shares at $13.44 per share which have vested as of March 31, 2026.

(5) Mr. Dionisio D’Aguilar beneficially owns (i) 600 common shares and (ii) 10-year options granted on July 15, 2022 to purchase 10,000 common shares at $13.44 per share which have vested as of March 31, 2026.

(6) Based on an amendment to Schedule 13D filed with the SEC on February 10, 2026. The address for Mr. Posner set forth on the amendment to Schedule 13D filed with the SEC is 535 Smithfield Street, Suite 960, Pittsburgh, PA 15222.

(7) The holders of our Series A Preferred Stock are “voting securities” because they are presently entitled to vote for the election of two additional trustees to the Board of Trustees. However, no holder of Series A Preferred Stock has requested to hold a special meeting, or to add a proposal at an annual meeting, to elect such additional trustees, which request must be made by the holders of record of at least 10% of the outstanding shares of Series A Preferred Stock.

(8) Represents shares of Series A Preferred Stock held by Henry Posner III, based on a Schedule 13D filed with the SEC on February 10, 2026. The address for Mr. Posner set forth on the Schedule 13D filed with the SEC is 535 Smithfield Street, Suite 960, Pittsburgh, PA 15222.

(9) Represents shares of Series A Preferred Stock held by Bradley & Daytona Railway and Land Co. LLC (“Bradley & Daytona”), based on a Schedule 13D filed with the SEC on February 26, 2026. Alexander Kachmar, as the managing member of Bradley & Daytona, has sole voting and dispositive power over the shares. The address for Bradley & Daytona set forth on such Schedule 13D is 5753 Highway 85N PMB 5974, Crestview, FL 32536.

Changes in Control

None

Equity Compensation Plan Information

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below and except as set forth under Executive Compensation, we had no reportable “Related Party Transactions” since January 1, 2024.

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC’). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC was a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2025, these properties are currently not operational and the tenants have defaulted on the leases and vacated the premises. Total rental income recognized for the twelve months ended December 31, 2025 and 2024 is $0 from the tenants that are affiliated with MILC in Colorado, Oklahoma and Nebraska. Total rental income recognized for the twelve months ended December 31, 2025 and 2024 was $0 and $785,000 from the tenant affiliated with MILC in Michigan based on the recognition of a security deposit as income during the third quarter of 2024, respectively.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

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

Independence of Board of Trustees

The Trust’s common shares and Series A Preferred Stock are listed on the NYSE American. Under the NYSE American listing standards, independent trustees must comprise a majority of a listed company’s board of trustees and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the NYSE American listing standards, a trustee will only qualify as an “independent trustee” if, in the opinion of that company’s board of trustees, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a trustee.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, MaloneBailey, LLP, for professional services rendered for the audit of the Trust’s annual financial statements, review of the financial statements included in the Trust’s Quarterly Reports on Form 10-Q and comfort letter work on Registration Statement on Form S-3 for the fiscal years ended 2025 and 2024 were $242,550 and $201,331, respectively.

Audit-Related Fees

No audit related fees were paid in the fiscal years ended December 31, 2025 or 2024.

Tax Fees

Tax fees consist primarily of fees for tax return preparation and related tax compliance services. The Trust paid MaloneBailey, LLP $14,600 and $14,420 for professional services related to the preparation of the Trust’s tax returns for the fiscal years ended December 31, 2025 and 2024, respectively.

All Other Fees

No other fees were paid in the fiscal years ended December 31, 2025 or 2024.

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

All of the engagements for services rendered by the Trust’s independent auditors in the fiscal years ended December 31, 2025 and 2024 by the Trust’s independent auditors were pre-approved by the Audit Committee.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

A list of all exhibits that are filed as a part of this document is set forth below:

3.1	Declaration of Trust of Power REIT, dated August 25, 2011, as amended and restated November 28, 2011 and as supplemented effective February 12, 2014, incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 1, 2014.

3.2	Bylaws of Power REIT, dated October 20, 2011, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-177802) filed with the Securities and Exchange Commission as of November 8, 2011.

3.3	Articles Supplementary 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock Liquidation Preference $25.00 Per Share, incorporated herein by reference to Exhibit 3.3 to the Registrants Form 8-A12B (File No. 001-36312) filed with the Commission as of February 11, 2014.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 000-36312) filed with the Securities and Exchange Commission as of March 24, 2021.

10.1	Lease Agreement by and between Pittsburgh & West Virginia Railway Company and Norfolk & Western Railway Company, dated July 12, 1962, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of April 2, 2013.

10.2	Lease by and between PW Regulus Solar, LLC and Regulus Solar, LLC, dated April 10, 2014 incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.3	Loan Agreement by and between CTL Lending Group LLC and PW PWV Holdings LLC, dated November 25, 2019, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission as of March 30, 2020.

10.4	Form of Rights Offering Control Letter, incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-11 (File No. 333-251276) filed with the Securities and Exchange Commission on December 11, 2020, as amended on December 23, 2020.

10.5	Lease Agreement by and between PW CO Canre Apotheke LLC and DOM F LLC, dated January 2021, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 14, 2021.

10.6	Sales Agreement by and between Power REIT and A.G.P./Alliance Global Partners, dated January 24, 2025, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36312) filed with the Securities and Exchange Commission on January 24, 2025.

10.7†	Power REIT 2020 Equity Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36312) filed with the Commission on May 29, 2020.

10.8†	Power REIT 2012 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-54560) filed with the Securities and Exchange Commission as of March 29, 2013.

19.1*	Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (MaloneBailey, LLP)

24.1	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy adopted on November 20, 2023, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-36312) filed with the Securities and Exchange Commission on March 29, 2024.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER REIT

By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer
(Principal executive officer and principal financial officer)

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

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

Name	Title	Date

/s/ David H. Lesser	Trustee and Chairman of the Board of Trustees, CEO,	March 31, 2026
David H. Lesser	CFO, Secretary and Treasurer

/s/ Susan Hollander	Chief Accounting Officer	March 31, 2026
Susan Hollander

/s/ William S. Susman	Trustee	March 31, 2026
William S. Susman

/s/ Patrick R. Haynes, III	Trustee	March 31, 2026
Patrick R. Haynes, III

/s/ Dionisio D’Aguilar	Trustee	March 31, 2026
Dionisio D’Aguilar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of

Power REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power REIT and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, recurring negative cash flow from operations and reduced revenues that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Houston, Texas

March 31, 2026

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Land	$4,730,740	$4,751,010
Greenhouse cultivation and processing facilities, net of accumulated depreciation	1,116,811	1,189,195
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	14,997,551	15,090,205

Cash and cash equivalents	2,235,306	2,194,502
Restricted cash	-	37,084
Prepaid expenses and deposits	131,967	207,177
Intangible lease asset, net of accumulated amortization	2,049,445	2,276,933
Deferred rent receivable	328,293	338,106
Mortgage loan receivables	981,035	1,602,000
Assets held for sale	5,889,802	24,335,236
Other assets	310,376	21,395
TOTAL ASSETS	$26,923,775	$46,102,638

LIABILITIES AND EQUITY
Accounts payable	$216,768	$173,700
Accrued expenses	234,701	166,320
Liabilities held for sale	1,361,991	1,599,477
Current portion of long-term debt, net of unamortized discount	759,821	17,445,220
Long-term debt, net of unamortized discount	19,213,071	19,965,043
TOTAL LIABILITIES	21,786,352	39,349,760

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of December 31, 2025 and December 31, 2024)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,661,493 and 3,389,661 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	3,661	3,389
Additional paid-in capital	48,527,555	47,948,200
Accumulated deficit	(51,883,745)	(49,688,663)
Total Equity	5,137,423	6,752,878

TOTAL LIABILITIES AND EQUITY	$26,923,775	$46,102,638

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
REVENUE
Lease income from direct financing lease – railroad	$915,000	$915,000
Rental income	927,376	1,135,193
Rental income - related parties	-	785,000
Other income	169,407	214,682
TOTAL REVENUE	2,011,783	3,049,875

EXPENSES
Amortization of intangible assets	227,488	227,488
General and administrative	1,174,366	1,494,339
Property expenses and taxes	967,258	1,996,336
Depreciation expense	63,551	819,893
Impairment expense/Allowance for receivable	1,159,204	19,954,260
Interest expense	2,058,446	3,866,140
TOTAL EXPENSES	5,650,313	28,358,456

OTHER INCOME (EXPENSE)
Gain (loss) on sale of properties	(7,628)	247,136
Gain on extinguishment of debt	1,092,670	-
Unrealized loss on marketable securities	(19,172)	-
Realized gain on marketable securities	377,578	-
Forgiveness of accounts payable	-	350,704
TOTAL OTHER INCOME	1,443,448	597,840

NET LOSS	(2,195,082)	(24,710,741)

Preferred Stock Dividends	(652,828)	(652,828)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,847,910)	$(25,363,569)

Loss Per Common Share:
Basic	$(0.83)	$(7.48)
Diluted	(0.83)	(7.48)

Weighted Average Number of Shares Outstanding:
Basic	3,413,861	3,389,661
Diluted	3,413,861	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	1.94	1.94

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(2,195,082)	(2,195,082)
Issuance of Common Shares for Cash, net of Stock Issuance Costs	-	-	271,832	272	245,194	-	245,466
Stock-Based Compensation	-	-	-	-	334,161	-	334,161
Balance at December 31, 2025	336,944	$8,489,952	3,661,493	$3,661	$48,527,555	$(51,883,745)	$5,137,423

Balance at December 31, 2023	336,944	$8,489,952	3,389,661	$3,389	$47,254,625	$(24,977,922)	$30,770,044
Net Loss	-	-	-	-	-	(24,710,741)	(24,710,741)
Stock-Based Compensation	-	-	-	-	693,575	-	693,575
Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878

The accompanying notes are an integral part of these consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2025	2024
Operating activities
Net loss	$(2,195,082)	$(24,710,741)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	227,488	227,488
Amortization of debt costs	31,391	31,391
Stock-based compensation	334,161	693,575
Impairment expense/Allowance for receivable	1,159,204	19,954,260
Forgiveness of accounts payable	-	(350,704)
Depreciation	63,551	819,893
Realized gain on marketable securities	(377,578)	-
Unrealized gain on marketable securities	19,172	-
Loss (gain) on sale of properties	7,628	(247,136)
Gain on extinguishment of debt	(1,092,670)	-
Interest expense added to debt principal	1,070,583	-

Changes in operating assets and liabilities
Deferred rent receivable	9,813	100,888
Prepaid expenses and deposits	510,908	(454,729)
Other liabilities	(302,619)	298,779
Accounts payable	39,188	(181,667)
Tenant security deposits	-	(992,216)
Accrued expenses	426,546	3,450,210
Prepaid rent	-	(33,000)
Net cash used in operating activities	(68,316)	(1,393,709)

Investing activities
Cash received for sale of properties	132,274	1,270,973
Sale of marketable securities	645,808	-
Purchase of marketable securities	(364,186)	(9,752)
Unrealized gain on marketable securities	-	(79)
Cash received for mortgage loan receivables	128,965	498,000
Net cash provided by investing activities	542,861	1,759,142

Financing activities
Proceeds received from debt	459,919	257,054
Principal payment on debt	(963,934)	(2,495,785)
Cash paid for offering related expenses	(244,640)	-
Proceeds from stock issuance	277,830	-
Net cash used in financing activities	(470,825)	(2,238,731)

Net increase (decrease) in cash and cash equivalents and restricted cash	3,720	(1,873,298)

Cash and cash equivalents and restricted cash, beginning of period	$2,231,586	$4,104,884

Cash and cash equivalents and restricted cash, end of period	$2,235,306	$2,231,586

Supplemental disclosure of cash flow information:
Interest paid	$947,542	$1,112,303
Non-cash transactions
Land and greenhouse properties transferred in lieu of debt repayment	17,107,500	-
Mortgage loan receivables entered into in connection with sale of properties	105,000	1,250,000
Accrued interest and loan expenses transferred to loan	-	3,383,979
Equipment written off against financing liabilities	53,756	-
Offering related expenses included in accounts payable	32,364	-

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

The Trust is structured as a holding company and owns its assets through nineteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of December 31, 2025, the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 82 acres of land with approximately 357,000 square feet of existing or under construction CEA properties in the form of greenhouses.

During the twelve months ended December 31, 2025, the Trust did not declare quarterly dividends of approximately $653,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock. As of December 31, 2025, the total cumulative undeclared dividends are approximately $2,122,000.

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2024, the last tax return completed to date, the Trust has a net operating loss of approximately $41.0 million, which may reduce this requirement.

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

Cash

The Trust considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Power REIT places its cash and cash equivalents with high-credit quality financial institutions. At times, the Trust’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits which are currently set at $250,000 per depositor. The Trust has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Amounts previously included in restricted cash represented funds held by the Trust related to debt service payment reserves required by the lender for a loan secured by most of the Trust’s greenhouse properties (the “Greenhouse Loan”) but since that obligation was satisfied in April 2025, the restricted cash as of December 31, 2025 is $0.

The following table provides a reconciliation of the Trust’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Trust’s accompanying Consolidated Statements of Cash Flow:

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$2,235,306	$2,194,502
Restricted cash	-	37,084
Cash and cash equivalents and restricted cash	$2,235,306	$2,231,586

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of December 31, 2025 and December 31, 2024, the total number of common share equivalents was 187,500 and 192,778, respectively, composed of stock options.

The following table sets forth the computation of basic and diluted Income per Share:

	Years Ended
	December 31,
	2025	2024

Numerator:

Net loss	$(2,195,082)	$(24,710,741)
Preferred Stock Dividends	(652,828)	(652,828)
Numerator for basic and diluted EPS - loss available to common shareholders	$(2,847,910)	$(25,363,569)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,413,861	3,389,661

Basic and diluted loss per common share	$(0.83)	$(7.48)

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of December 31, 2025 and 2024, the Trust has several properties that are considered assets held for sale. See Note 8 for discussion of impairments of our assets held for sale.

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the years ended December 31, 2025 and 2024, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the years ended December 31, 2025 and 2024, an impairment charge was expensed in the amount of approximately $562,000 and $19,954,000, respectively, of which approximately $13,209,000 was for the Michigan and Nebraska properties that are no longer owned by the Trust.

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP equipment and 39 years for auxiliary buildings, except for PW Candescent, which was determined the buildings have a useful life of 37 years. For each of the twelve months ended December 31, 2025 and 2024, approximately $64,000 and $820,000 depreciation expense was recorded, respectively.

Revenue Recognition

The Railroad Lease is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the twelve months ended December 31, 2025 and 2024, the Trust did not write off any straight-line rent receivable against rental income.

The following table provides the breakdown of rental income recognition (not including the direct finance lease) During the twelve months ended December 31, 2025 and 2024, the Trust recognized $0 and $992,216, respectively of rental income for non-refundable security deposits related to defaulted leases as allowed per the terms of the lease and based on the determination that these defaults will be not be cured:

	Year Ended
	December 31,
	2025	2024

Straight-Line Rent	$803,116	$803,116
Cash Basis Rent	124,260	124,861
Security Deposit Recognized as Rental Income	-	992,216
	$927,376	$1,920,193

Deferred rent receivable as of December 31, 2025 and 2024 is approximately $328,000 and $338,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) have been allocated on The Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the twelve months ended December 31, 2025 and 2024, approximately $227,000 of the intangibles was amortized.

Intangible assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There was no impairment charge recorded for the twelve months ended December 31, 2025 and 2024.

The following table provides a summary of the Intangible Assets:

	For the Years Ended December 31,

	Cost	Accumulated Amortization Through 12/31/24	Accumulated Amortization 12/31/2025	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,436,615	$227,488	$2,049,445

The following table provides a summary of the current estimate of future amortization of Intangible Assets:

2026	$227,488
2027	$227,488
2028	$227,488
2029	$227,488
2030	$227,488
Thereafter	$912,005
Total	$2,049,445

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of December 31, 2025 and 2024, the Trust owns publicly traded REIT securities with a fair market value of $86,537 and $9,831, respectively, based on the closing prices of those dates.

Other Income

Other income included in total revenue for the twelve months ended December 31, 2025 and 2024 is approximately $169,000 and $215,000, respectively consisting of interest income.

Forgiveness of Accounts Payable

Forgiveness of accounts payable for the twelve months ended December 31, 2025 and 2024 is $0 and approximately $351,000, respectively. The amount in 2024 is related to discounts obtained as part of written settlement agreements associated with litigations that were filed against subsidiaries of the Trust.

On November 17, 2023, Anchor Hydro (“Anchor”) initiated a complaint, as amended, in the Michigan Circuit Court for the County of Calhoun (Case No. 2023-3145-CB) against Power REIT, PW MI CanRE Marengo LLC (collectively the “PW Defendants”) for Breach of Contract, Unjust Enrichment and Account Stated in the amount of approximately $600,000. The litigation relates to purported work by Anchor at the greenhouse property owned by PW MI CanRE Marengo LLC in Michigan. On July 9, 2024, Anchor and the PW Defendants entered into a settlement agreement (the “Anchor Settlement”) whereby Anchor agreed to complete certain work at the greenhouse property in Michigan and the PW Defendants agreed to pay Anchor $265,000 ($150,000 up front and $11,500 per month for ten months commencing on September 1, 2024) as well as the return of certain uninstalled equipment provided by Anchor. In connection with the Anchor Settlement, the Trust recognized $351,000 as income related to forgiveness of accounts payable during the year ended December 31, 2024.

Other Assets

Other assets as of December 31, 2025 and 2024 are approximately $310,000 and $21,000, respectively. Other assets as of December 31, 2025 primarily consist of approximately $86,000 of fair market value of securities of a publicly traded REIT and approximately $212,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that will accrue until maturity on October 30, 2025. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan. As of the date of the filing, the note is in default and PW SD is pursuing collection efforts.

On January 6, 2024, PW CO CanRE Sherman 6 LLC (“PW Sherman”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of December 31, 2025 and 2024, the balance of the loan was approximately $884,000 and $1,005,000 respectively. On June 9, 2025, PW Sherman agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030.

On June 9, 2025, PW Sherman provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of December 31, 2025 and 2024, the balance of the loan is $96,893 and $0, respectively.

After reviewing the collectivity for mortgage loan receivable, the Trust recorded an allowance for receivable of $0.6 million for the year ended December 31, 2025.

General and Administrative Expenses

General and Administrative Expense for the twelve months ended December 31, 2025 and 2024 is approximately $1,174,000 and $1,494,000, respectively, which includes a non-cash stock compensation expense of approximately $334,000 for 2025 and approximately $694,000 for 2024.

Interest Expense

Interest expense for the twelve months ended December 31, 2025 related to the PW PWV Loan (defined below), the 2015 PWRS Loan (defined below) and the Greenhouse Loan was approximately $679,000, $307,000 and $1,071,000, respectively, compared to approximately $690,000, $329,000 and $2,830,000 (approximately $1,980,000 of interest and approximately $850,000 of expenses associated with the default) respectively, for the twelve months ended December 31, 2024.

Preferred Stock

As of December 31, 2025, we have issued approximately $8.5 million of our Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

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

As of December 31, 2025, the Trust had incurred recurring losses, recurring negative cash flows from operations and reduced revenue. Those conditions in aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

On a consolidated basis, the Trust’s cash, cash equivalents and restricted cash totaled $2,235,306 as of December 31, 2025, an increase of $3,720 from December 31, 2024.

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

4 – CONCENTRATIONS

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. As the Trust grows, its portfolio may remain concentrated in a limited number of investments. For the fiscal year ended 2025, Power REIT recognized approximately 93% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 50% and 43% of rental income and lease income from direct financing lease, respectively. For the fiscal year ended 2024, Power REIT collected approximately 88% of its rental income and lease income from direct financing lease from three properties. The tenants were Norfolk Southern Railway, Regulus Solar LLC and Marengo Cannabis LLC which represented 32%, 28% and 28% of rental income and lease income from direct financing lease, respectively. The concentration percentages include the income from the recognition of security deposits related to defaulted leases.

5 – DISPOSITIONS

2025 Dispositions

On June 9, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE MF LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 13 and was vacant. The purchaser was an unaffiliated third party who had previously acquired two adjacent properties from subsidiaries of the Trust and the price was established based on an arm’s length negotiation. The sale price was $125,000 and the subsidiary of the Trust provided $105,000 of seller financing which amortizes over a 60-month period at an interest rate of 11% per annum. There was an approximately $8,000 loss on sale based on previous impairments taken.

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

On January 31, 2025, a wholly owned subsidiary of Power REIT, PW CO CanRE JAB LLC, sold one of its interests in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 18 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $200,000 and the net proceeds were used to pay down the Greenhouse Loan and pay other accrued expenses related to the property. There was no gain/loss on sale recognized based on previous impairments.

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

6 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are either recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. Total revenue from its leases recognized for the year ended December 31, 2025 and 2024 is approximately $1,842,000 and $2,835,000, respectively.

Direct Financing Leases

The Railroad Lease provides for a base cash rental of $915,000 per annum, payable quarterly, for the current 99-year lease period. The leased properties are maintained entirely at the lessee’s expense. Under the terms of the Railroad Lease, which became effective October 16, 1964, Norfolk Southern Corporation (“NSC” - formerly Norfolk and Western Railway Company) leased all of P&WV’s real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity.

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

P&WV has determined that the lease term is perpetual (for GAAP accounting purposes only) because it is perceived that it would be un-economic for the lessee to terminate and the Lessee has control over its actions with respect to default and has unlimited renewal options. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%. The Trust has evaluated their long-lived assets for impairment and concluded there are no impairment indicators as of December 31, 2025.

Operating Leases

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability of contractual rent is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the twelve months ended December 31, 2025 and 2024, the Trust did not write off any straight-line rent receivable against rental income.

Due to significant price compression in the wholesale cannabis market, all of our cannabis related tenants have experienced severe financial distress and have defaulted on leases and vacated properties. Unfortunately, starting in 2022, collections from the greenhouse portfolio has diminished to a nominal amount. The Trust is exploring strategic alternatives in respect to the greenhouse portfolio and has listed some of the assets in the portfolio as held for sale.

Below is a chart of operating leases for Power REIT as of December 31, 2025:

Property Type/Name	Lease Start	Term (yrs)	Renewal Options	Triple Net Lease	Rent Recorded 2025 ($)	Rent Recorded 2024 ($)
Solar Farm Lease
California
PWRS	Apr-14	20	2 x 5-years	Y	803,117	803,117

Greenhouse - Cannabis Lease
Ordway, Colorado
Maverick 1[5]	Jun-25	10	N/A	Y	18,009	-
Tamarack 7 (MIP)[4,5]	N/A	N/A	N/A	N/A	55,000	55,000
Tamarack 8 - Apotheke[5]	Jan-21	20	2 x 5-years	Y	17,500	3,000
Tamarack 3 - Pease[5]	Mar-25	10	N/A	Y	9,750	-
Tamarack 13[1,2,3]	N/A	N/A	N/A	N/A	-	43,000
Tamarack 27 and 28[1,2]	N/A	N/A	N/A	N/A	-	96,724
Maverick 5 - Jacksons Farms [5]	Nov-21	20	2 x 5-years	Y	24,000	29,368
Desert Hot Springs, California[1,2]	Feb-21	5	N/A	Y	-	104,984
Marengo Township, Michigan[1,2,6]	N/A	N/A	N/A	N/A	-	785,000
					$927,376	$1,920,193

[1]	Property is vacant
[2]	Recognized security deposit as rent during 2024
[3]	Sold in June 2025
[4]	Month-to-month
[5]	Tenant is in default
[6]	Property transferred to lender - deed in lieu of foreclosure

The following is a schedule by years of minimum future rental payments on non-cancelable operating leases as of December 31, 2025 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

Assets Held for Use

2026	718,814
2027	828,155
2028	836,388
2029	844,703
2030	853,099
Thereafter	3,457,460
Total	$7,538,619

7 – LONG-TERM DEBT

On December 31, 2012, as part of the Salisbury land acquisition, PW Salisbury Solar, LLC (“PWSS”) assumed existing municipal financing (“Municipal Debt”). The Municipal Debt has approximately 9 years remaining. The Municipal Debt had a simple interest rate of 5.0% that was paid annually, due on February 1 of each year. The balance of the Municipal Debt as of December 31, 2025 and 2024 was $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

In July 2013, PWSS borrowed $750,000 from a regional bank (the “PWSS Term Loan”). The PWSS Term Loan carries a fixed interest rate of 5.0% for a term of 10 years and amortizes based on a 20-year principal amortization schedule. The PWSS Term Loan matured on August 1, 2023 and the bank agreed to provide a 6-month extension of the maturity. The loan was secured by PWSS’ real estate assets and a parent guarantee from the Trust. The balance of the PWSS Term Loan as of December 31, 2025 and 2024 was $0. On January 30, 2024, the PWSS property was sold and the loan was paid off.

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note to the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate. The 2015 PWRS Loan is non-recourse to Power REIT. The balance of the PWRS Bonds as of December 31, 2025 and 2024 was approximately $5,998,000 (net of approximately $190,000 of capitalized debt costs) and approximately $6,492,000 (net of approximately $213,000 of capitalized debt costs), respectively.

On November 25, 2019, Power REIT, through a newly formed subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement dated November 25, 2019 into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV to the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% and fully amortizes over the life of the financing which matures in 2054 (35 years). The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of December 31, 2025 and 2024 was approximately $13,974,000 (net of approximately $258,000 of capitalized debt costs) and approximately $14,198,000 (net of approximately $267,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of December 31, 2025 and 2024 was approximately $0 and $16,720,000 (approximately $13.3 million of principal, $2.1 million of interest and default interest and $1.3 million of loan expenses). During the twelve months ended December 31, 2025 and 2024, the Trust recognized approximately $554,000 and $850,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. Prior to the settlement, during 2025, the Trust borrowed approximately $460,000 and made repayments of approximately $215,000 under the Greenhouse Loan. As a result of settling the Greenhouse Loan obligations through a deed-in-lieu of foreclosure for the Nebraska and Michigan properties, the Trust recognized a non-cash gain of approximately $1,093,000. This gain arose from the write-off of both the properties with a combined book value of approximately $17,083,000 and the associated loan obligations which totaled approximately $17,997,000, including accrued interest, default interest, and loan modification expenses (late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees) and the write-off of accrued property tax of approximately $179,000.

The amount of principal payments remaining on Power REIT’s long-term debt as of December 31, 2025 is as follows:

Total Debt

2026	791,212
2027	835,036
2028	880,909
2029	928,923
2030	979,173
Thereafter	16,005,899
Long term debt	$20,421,152

8 – IMPAIRMENTS AND ASSETS HELD FOR SALE

For the years ended December 31, 2025 and 2024, the Trust concluded that an impairment of value of certain assets within its greenhouse portfolio was appropriate based on market conditions. The impairment takes into account assets held for sale. During 2025 and 2024, the Trust recorded approximately $562,000 and $20 million in non-cash impairment charges.

A summary of the Trust’s impairment expense for the years ended December 31, 2025 and 2024 is below:

	Impairment Expense

	Years Ended
	December 31,
	2025	2024

Assets Held for Sale	$530,400	$16,493,263
Long-Lived Assets	31,804	3,460,997
	$562,204	$19,954,260

Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

As of December 31, 2025, the Trust considered Maverick 1 (Ordway, CO), Maverick 14 (Ordway, CO), Tamarack 19 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Walsenburg (CO), Desert Hot Spring (CA), and Vinita (OK), as Assets Held for Sale.

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of December 31, 2025 since all criteria under ASC 360-10-45-9 were met. The Balance Sheet as of December 31, 2024 has been reclassed for comparative purposes as three properties (Tamarack 7, Tam 7 -MIP, Maverick 5 – Jackson Farms, and Tamarack 8 -Apotheke) considered held for sale are now considered held for use as of December 31, 2025. Also, the balance sheet as of December 31, 2024 includes the Tamarack 18, and Tamarack 13 properties which were sold during the year ended 2025 as well as, the Michigan and Nebraska properties which were written off on April 11, 2025 as part of the resolution of the Greenhouse Loan, and therefore all removed from the December 31, 2025 column. The assets and liabilities of assets held for sale were as follows:

	December 31, 2025	December 31, 2024

ASSETS
Land	743,550	1,359,865
Greenhouse cultivation and processing facilities, net of accumulated depreciation	5,146,252	22,458,215
Prepaid Expense	-	460,698
Other assets	-	56,458
TOTAL ASSETS - Held for sale	5,889,802	24,335,236

LIABILITIES
Accounts payable	135,475	139,355
Accrued expenses	1,226,516	1,103,668
Other liabilities	-	356,454
TOTAL LIABILITIES - Held for sale	1,361,991	1,599,477

Other Liabilities

Other liabilities as of December 31, 2025 and December 31, 2024 is approximately $0 and $356,000, respectively. Other liabilities for 2024 represented a finance loan agreement for a tractor used at the Nebraska greenhouse. The loan was payable annually over five years with a 1.9% interest rate and matured on August 21, 2028 but is no longer outstanding after the asset was returned to the lender. Other liabilities for 2024 also include a finance agreement for a property insurance policy for properties that are considered held for sale.

Other Assets

Other assets as of December 31, 2025 and December 31, 2024 is approximately $0 and $56,000, respectively. Other assets for 2024 represent a tractor purchased by PW MillPro NE on August 21, 2023 for use at the Nebraska greenhouse (net of depreciation) that has been returned to the lender.

9 – EQUITY AND LONG-TERM COMPENSATION

ATM Program

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with AGP pursuant to which the Trust may, from time to time, issue and sell our common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares the Trust can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time as the market value of our voting securities held by non-affiliates is $75 million or more. During the quarter ended December 31, 2025, the Trust sold 271,832 common shares pursuant to the Sales Agreement for gross proceeds of $287,604 and net proceeds of $277,829.

Summary of Stock Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan (the “Plan”), was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of December 31, 2025, the aggregate number of common shares that may be issued pursuant to outstanding awards is 2,348,710 shares, which is subject to adjustment per the Plan.

Summary of Stock Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire an aggregate 205,000 common shares at a price of $13.44 to its independent trustees and officers. The term of each option is 10 years. The options vested over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022. The options are fully vested.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture, and as a policy, has used a 0 percent forfeiture rate in calculating unrecognized share-based compensation expense and will instead, account for forfeitures as they occur. On January 31, 2023, 6,250 options were forfeited and on April 30, 2023, 1,250 options were forfeited by an employee who is no longer employed by the Trust. On February 29, 2024, 4,722 options and on August 29, 2025, 5,278 options were forfeited due to the death of a Trustee.

The summary of stock-based compensation activity for the year ended December 31, 2025, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2024	192,778	$13.44	-
Options Forfeited	(5,278)	13.44
Balance as of December 31, 2025	187,500	13.44	-

Options exercisable as of December 31, 2025	187,500	$13.44	-

The weighted average remaining term of the options is 6.53 years.

The summary of Plan activity for the year ended December 31, 2024, with respect to the Trust’s stock options, was as follows:

Summary of Activity – Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	197,500	$13.44	-
Options Forfeited	(4,722)	13.44
Balance as of December 31, 2024	192,778	13.44	-

Options exercisable as of December 31, 2024	156,319	$13.44	-

Summary of Stock Based Compensation Activity – Restricted Stock

During 2025 and 2024, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

The summary of stock-based compensation activity for the year ended December 31, 2025, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2024	3,887	13.44
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(3,887)	13.44
Balance as of December 31, 2025	-	13.44

The summary of stock-based compensation activity for the year ended December 31, 2024, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2023	13,415	18.50
Plan Awards	-	-
Restricted Stock Forfeited	-	-
Restricted Stock Vested	(9,528)	20.57
Balance as of December 31, 2024	3,887	13.44

Stock-based Compensation

During 2025, the Trust recorded approximately $52,000 of non-cash expense related to restricted stock and approximately $282,000 of non-cash expense related to options granted compared to approximately $196,000 of non-cash expense related to restricted stock and $498,000 non-cash expense related to options granted in 2024. As of December 31, 2025, there is no unrecognized share-based compensation expense for restricted stock and options. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards.

10 - INCOME TAXES

The Trust is organized as a Maryland-domiciled real estate investment trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust does not pay Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of annual ordinary taxable income must be distributed; it is the intention of the trustees to continue to make sufficient distributions to maintain qualified status. As of December 31, 2024, the last tax return completed to date, the Trust has a net operating loss of approximately $41.0 million, which is available to meet this requirement.

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

The Trust is generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2021.

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

12 - RELATED PARTY TRANSACTIONS

Power REIT, through subsidiaries, had a relationship with subsidiaries of Millennium Sustainable Ventures Corp., formerly Millennium Investment and Acquisition Company Inc. (“MILC”). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC, through subsidiaries or affiliates, established cannabis and food crop cultivation projects and entered into leases related to the Trust’s Oklahoma, Michigan and Nebraska properties and MILC is a lender to the tenant of one of the Trust’s Colorado properties. As of December 31, 2025, these leases were in default and terminated. Total rental income recognized for the twelve months ended December 31, 2025 and 2024 was $0 and $785,000 from the tenant affiliated with MILC in Michigan based on the recognition of a security deposit as income during the third quarter of 2024, respectively.

Under the Trust’s Declaration of Trust, the Trust may enter into transactions in which trustees, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Trustees or the transaction shall be fair and reasonable. After consideration of the terms and conditions of the transaction with subsidiaries and affiliates of MILC, the independent trustees approved such arrangements having determined such arrangement are fair and reasonable and in the interest of the Trust.

13 - CONTINGENCY

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with NSC, including restrictions on share and debt issuance, including guarantees.

14 - SUBSEQUENT EVENTS

During the first quarter 2026, the Trust issued and sold our common shares in an “at the market offering,” pursuant to the Sales Agreement with AGP. In total, the Trust sold 10,781 common shares for gross proceeds of $10,985.

On February 11, 2026, a property located in Ordway, CO that was previously referred to as Maverick 14, was sold at auction. As part of the sale, we wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

