Form 10-Q
period 2026-03-31
Power REIT
filed 2026-05-15
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

3,672,274 common shares, $0.001 par value, outstanding at May 13, 2026.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Land	$4,630,271	$4,630,271
Greenhouse cultivation and processing facilities, net of accumulated depreciation	713,859	724,226
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	14,494,130	14,504,497

Cash and cash equivalents	2,036,085	2,235,306
Prepaid expenses and deposits	143,731	131,967
Intangible lease asset, net of accumulated amortization	1,992,573	2,049,445
Deferred rent receivable	529,072	328,293
Mortgage loan receivables	952,431	981,035
Assets held for sale	5,580,403	6,382,856
Other assets	274,722	310,376
TOTAL ASSETS	$26,003,147	$26,923,775

LIABILITIES AND EQUITY
Accounts payable	$291,803	$216,768
Accrued expenses	185,698	188,812
Liabilities held for sale	1,382,742	1,407,880
Current portion of long-term debt, net of unamortized discount	769,574	759,821
Long-term debt, net of unamortized discount	19,119,510	19,213,071
TOTAL LIABILITIES	21,749,327	21,786,352

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of March 31, 2026 and December 31, 2025)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 3,672,274 and 3,661,493 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	3,672	3,661
Additional paid-in capital	48,537,213	48,527,555
Accumulated deficit	(52,777,017)	(51,883,745)
Total Equity	4,253,820	5,137,423

TOTAL LIABILITIES AND EQUITY	$26,003,147	$26,923,775

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Lease income from direct financing lease – railroad	$228,750	$228,750
Rental income	215,679	210,779
Other income	36,007	46,265
TOTAL REVENUE	480,436	485,794

EXPENSES
Amortization of intangible assets	56,872	56,872
General and administrative	206,061	326,928
Property expenses and taxes	82,440	484,426
Depreciation expense	10,866	2,702
Impairment expense	247,353	-
Interest expense	241,849	998,908
TOTAL EXPENSES	845,441	1,869,836

OTHER EXPENSE
Loss on sale of properties	(493,890)	-
Unrealized loss on marketable securities	(34,377)	(29,070)
TOTAL OTHER EXPENSE	(528,267)	(29,070)

NET LOSS	(893,272)	(1,413,112)

Preferred Stock Dividends	(163,207)	(163,207)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,056,479)	$(1,576,319)

Loss Per Common Share:
Basic	$(0.29)	$(0.47)
Diluted	(0.29)	(0.47)

Weighted Average Number of Shares Outstanding:
Basic	3,672,274	3,389,661
Diluted	3,672,274	3,389,661

Cash dividend per Series A Preferred Share:	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Quarters Ended March 31, 2026 and 2025

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	336,944	$8,489,952	3,661,493	$3,661	$48,527,555	$(51,883,745)	$5,137,423
Net Loss	-	-	-	-	-	(893,272)	(893,272)
Issuance of Common Shares for Cash, net of Stock Issuance Costs	-	-	10,781	11	9,658	-	9,669
Stock-Based Compensation	-	-	-	-	-	-	-
Balance at March 31, 2026	336,944	$8,489,952	3,672,274	$3,672	$48,537,213	$(52,777,017)	$4,253,820

Balance at December 31, 2024	336,944	$8,489,952	3,389,661	$3,389	$47,948,200	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Stock-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	3,389,661	$3,389	$48,091,413	$(51,101,775)	$5,482,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(893,272)	$(1,413,112)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	56,872	56,872
Amortization of debt costs	7,848	7,847
Stock-based compensation	-	143,213
Impairment expense	247,353	-
Depreciation	10,866	2,702
Unrealized gain on marketable securities	34,377	29,069
Loss on sale of property	493,890	-

Changes in operating assets and liabilities
Deferred rent receivable	(200,779)	49,634
Prepaid expenses and deposits	(11,764)	218,792
Other assets	-	(129,094)
Other liabilities	-	(118,289)
Accounts payable	75,035	48,806
Accrued expenses	32,457	666,912
Net cash used in operating activities	(147,117)	(436,648)

Investing activities
Cash received for sale of properties	-	200,000
Investment of marketable securities	-	(152,740)
Cash received for mortgage loan receivables	28,604	45,000
Net cash provided by investing activities	28,604	92,260

Financing Activities
Proceeds received from debt	-	417,912
Principal payment on debt	(91,653)	(271,899)
Proceeds from stock issuance	10,945	-
Net cash provided by (used in) financing activities	(80,708)	146,013

Net decrease in cash and cash equivalents and restricted cash	(199,221)	(198,375)

Cash and cash equivalents and restricted cash, beginning of period	$2,235,306	$2,231,586

Cash and cash equivalents and restricted cash, end of period	$2,036,085	$2,033,211

Supplemental disclosure of cash flow information:
Interest paid	$231,001	$242,555

Non-cash transactions
Accrued interest transferred to loan	-	723,440
Transfer of previously paid S-3 expense from other assets to APIC	1,276	-

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

These unaudited consolidated financial statements should be read in conjunction with the Trust’s audited consolidated financial statements and notes included in its latest Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026.

The Trust is structured as a holding company and owns its assets through seventeen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2026 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 77 acres of land with approximately 330,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the three months ended March 31, 2026, the Trust did not declare a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at action. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

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

Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of each of March 31, 2026 and December 31, 2025, the total number of common stock equivalents was 187,500, composed entirely of stock options.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2026	2025

Numerator:

Net loss	$(893,272)	$(1,413,112)
Preferred Stock Dividends	(163,207)	(163,207)
Numerator for basic and diluted EPS - loss available to common shareholders	$(1,056,479)	$(1,576,319)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	3,672,274	3,389,661

Basic and diluted loss per common share	$(0.29)	$(0.47)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the three months ended March 31, 2026 and 2025, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC for which it was determined that the buildings have a useful life of 37 years. For the three months ended March 31, 2026 and 2025, approximately $11,000 and $3,000 depreciation expense was recorded, respectively.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or estimated fair value less cost to sell. As of March 31, 2026 and December 31, 2025, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of its assets held for sale.

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

While the Trust believes its estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, listing prices, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to an estimate of fair value. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information available to it. The Trust will record an impairment charge if it believes that there is other than a temporary decline in market value below the carrying value of the investment. During the three months ended March 31, 2026 and 2025, an impairment charge was expensed in the amount of approximately $247,000 and $0, respectively

Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2026 and 2025, the Trust did not write off any straight-line rent receivable against rental income. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended
	March 31,
	2026	2025

Straight-Line Rent	$200,779	$200,779
Cash Basis Rent	14,900	10,000

	$215,679	$210,779

Deferred rent receivable as of March 31, 2026 and December 31, 2025 is approximately $529,000 and $328,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) has been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended March 31, 2026 and 2025, approximately $57,000 of the intangibles was amortized.

Intangible Assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for Intangible Assets for the three ended March 31, 2026 and 2025.

The following table provides a summary of the Intangible Assets:

	For the Years Ended December 31,
		Accumulated Amortization	Accumulated Amortization
	Cost	Through 12/31/25	Through 3/31/2026	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,664,103	$56,872	$1,992,573

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2026 (9 month remaining)	$170,616
2027	$227,488
2028	$227,488
2029	$227,488
2030	$227,488
Thereafter	$912,005
Total	$1,992,573

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of March 31, 2026 and December 31, 2025, the Trust owns publicly traded REIT securities with a fair market value of $52,160 and $86,537, respectively, based on the closing prices of those dates.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that accrues until maturity on October 30, 2025 and a default rate of 18%, thereafter. The note is secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. The net note payment was paid to the lender of the Greenhouse Loan. As of the date of the filing, the note is in default and PW SD is pursuing collection efforts.

On January 6, 2024, PW CO CanRE Sherman 6 LLC (“PW Sherman”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of March 31, 2026 and December 31, 2025, the balance of the loan was approximately $860,000 and $884,000 respectively. On June 9, 2025, PW Sherman agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030.

On June 9, 2025, PW Sherman provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of March 31, 2026, and December 31, 2025, the balance of the loan is approximately $93,000 and $97,000, respectively.

After reviewing the collectivity for mortgage loan receivables, the Trust recorded an allowance for receivable of approximately $0.6 million during the year ended December 31, 2025. There was no allowance for receivables for the three months ended March 31, 2026 or March 31, 2025.

Other Income

Other income included in total revenue for the three months ended March 31, 2026 and 2025 is approximately $36,000 and $46,000, respectively, consisting of interest income.

Other Assets

Other assets as of March 31, 2026 and December 31, 2025 is approximately $274,000 and $310,000 respectively. Other assets as of March 31, 2026 primarily consists of approximately $52,000 of fair market value of securities of a publicly traded REIT and approximately $211,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC and associated offering related expenses. Other assets as of December 31, 2025 primarily consist of approximately $86,000 of fair market value of securities of a publicly traded REIT and approximately $212,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Interest Expense

Interest expense for the three months ended March 31, 2026 related to the PW PWV Loan (defined below) and the 2015 PWRS Loan (defined below) was approximately $168,000 and $74,000, respectively, compared to interest expense for the three months ended March 31, 2025 that was approximately $171,000, $79,000 and $749,000 related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan that was resolved on April 11, 2025, respectively

General and Administrative Expenses

General and Administrative Expense for the three months ended March 31, 2026 and 2025 is approximately $206,000 and $327,000, respectively, which includes a non-cash share-based compensation expense of approximately $0 and $143,000, respectively.

Preferred Stock

As of March 31, 2026, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not currently subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless they are redeemed, repurchased or converted.

Property Expenses and Taxes

Property expenses and taxes for the three months ended March 31, 2026 and 2025 is approximately $82,000 and $484,000, respectively.

The Trust is not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,310,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure actions.

Impact of New Accounting Pronouncements

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

3 – LIQUIDITY AND CAPITAL RESOURCE

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

As of March 31, 2026, the Trust had incurred recurring losses from operations and negative operating cash flows. However, Trust believes that, based on its current forecasts, its cash on hand, together with cash flow from operations, should be sufficient to fund the Trust’s capital requirements for at least the next twelve months from the issuance date of its consolidated financial statements. The Trust can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on the Trust’s financial performance and the ever-changing market.

On a consolidated basis, the Trust’s cash and cash equivalents totaled $2,036,085 as of March 31, 2026, a decrease of $199,221 from December 31, 2025. During the three months ended March 31, 2026, the decrease in cash was primarily due to the monthly expenses related to the vacant greenhouse properties, general and administrative expenses and paydown of the indebtedness.

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

4 – DISPOSITIONS

2026 Dispositions

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at action. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the three ended March 31, 2026 and 2025, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended March 31, 2026 and 2025 is approximately $444,000 and $439,000, respectively.

The following table provides the breakdown of revenue:

	Three Months Ended
	March 31,
	2026	2025
Lease income from direct financing lease - Railroad	$228,750	$228,750
Rental income from operating lease - Solar farm lease	$200,779	$200,779
Rental income from operating lease - Greenhouse - Cannabis lease	$14,900	$10,000
	$444,429	$439,529

Due to significant price compression in the wholesale cannabis market, the Trust’s cannabis related tenants have experienced severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust intends to continue to focus on maximizing the value of the CEA portfolio. This will include entering into new leases and selling properties based on market conditions. The Trust will also continue to focus on improving cash collections from existing tenants. In addition, the Trust is exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. For the three months ended March 31, 2026, Power REIT recognized approximately 96% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 51% and 45% of rental income and lease income from direct financing lease, respectively. For the three months ended March 31, 2025, Power REIT collected approximately 98% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 52% and 46% of rental income and lease income from direct financing lease, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2026 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

Assets Held for Use
2026 (9 months remaining)	718,814
2027	828,155
2028	836,388
2029	844,703
2030	853,099
Thereafter	3,457,460
Total	$7,538,619

6 – LONG-TERM DEBT

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note for the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate per annum. As of March 31, 2026 and December 31, 2025, the balance of the 2015 PWRS Loan was approximately $5,972,000 (net of unamortized debt costs of approximately $185,000) and $5,998,000 (net of unamortized debt costs of approximately $190,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement, dated November 25, 2019, into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV for the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% per annum and fully amortizes over the life of the financing which matures in 2054. The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of March 31, 2026 and December 31, 2025 was approximately $13,917,000 (net of approximately $256,000 of capitalized debt costs) and approximately $13,974,000 (net of approximately $258,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of March 31, 2026 and December 31, 2025 is $0. During the three months ended March 31, 2026 and 2025, the Trust recognized approximately $0 and $289,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations. During the three months ended March 31, 2025, approximately $4,132,000 of accrued loan expenses related to the Greenhouse Loan is classified as current portion of long-term debt on the Balance Sheet.

The amount of principal payments remaining on Power REIT’s debt as of March 31, 2026 is as follows:

Total Debt

2026 (9 month remaining)	699,559
2027	835,036
2028	880,909
2029	928,923
2030	979,173
Thereafter	16,005,899
Long term debt	$20,329,499

7 – IMPAIRMENT AND ASSETS HELD FOR SALE

For the three months ended March 31, 2026 and 2025, the Trust recorded a non-cash impairment charge of approximately $247,000 and $0, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the three months ended March 31, 2026 and 2025 is below:

	Three Months Ended
	March 31,
	2026	2025

Assets Held for Sale	$247,353	$-
Long-Lived Assets	-	-
		-
	$247,353	$-

As of March 31, 2026, the Trust considered Maverick 1 (Ordway, CO), Tamarack 7 including MIP (Ordway, CO), Tamarack 19 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Walsenburg (CO), Desert Hot Spring (CA), and Vinita (OK), as Assets Held for Sale.

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of March 31, 2026 since all criteria under ASC 360-10-45-9 were met. The balance sheet as of December 31, 2025 has been recast to achieve comparability by including the Tamarack 7 property which is now considered held for sale as of March 31, 2026. The December 31, 2025 balance sheet also includes the Maverick 14 property which was sold during the first three months of 2026.

The assets and liabilities of assets held for sale were as follows:

	March 31, 2026	December 31, 2025

ASSETS
Land	789,479	844,019
Greenhouse cultivation and processing facilities, net of accumulated depreciation	4,790,924	5,538,837

TOTAL ASSETS - Held for sale	5,580,403	6,382,856

LIABILITIES
Accounts payable	135,475	135,475
Accrued expenses	1,247,267	1,272,405

TOTAL LIABILITIES - Held for sale	1,382,742	1,407,880

8 – EQUITY AND LONG-TERM COMPENSATION

ATM Program

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with AGP pursuant to which the Trust may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares the Trust can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. During the three months ended March 31, 2026, the Trust sold 10,781 common shares pursuant to the Sales Agreement for net proceeds of $10,945.

Summary of Share Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Trustees and Consultants; to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of March 31, 2026, the aggregate number of common shares that may be issued pursuant to outstanding awards is currently 2,501,486 which is subject to adjustment per the Plan.

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

The summary of share-based compensation activity for the three months ended March 31, 2026, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options
		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2025	187,500	$13.44	-
Options Forfeited	-	13.44	-
Balance as of March 31, 2026	187,500	13.44	-

Options exercisable as of March 31, 2026	187,500	$13.44	-

The weighted average remaining term of the options is 6.29 years.

Summary of Share-Based Compensation Activity – Restricted Stock

During the three months ended March 31, 2026, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

Share-based Compensation

During the three months ended March 31, 2026, the Trust recorded approximately $0 of non-cash expense related to restricted stock and options granted compared to approximately $22,000 of non-cash expense related to restricted stock and approximately $121,000 of non-cash expense related to options granted for the three months ended March 31, 2025. As of March 31, 2026, there was no unrecognized share-based compensation expense for restricted stock and options. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During the three months ended March 31, 2026 and 2025, the Trust did not declare a quarterly dividend of approximately $163,000 of dividends to holders of Power REIT’s Series A Preferred Stock.

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

Legal Proceedings

From time to time, the Trust is party to various litigation matters incidental to the conduct of its business. The Trust is not presently party to any legal proceedings the resolution of which it believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

11 - SUBSEQUENT EVENTS

On May 4, 2026, Power REIT received repayment of a previously written-off seller financing loan related to a prior asset sale which was previously referred to as the Sweet Dirt loan. Total proceeds received were approximately $794,000, including repayment of approximately $597,000 of principal with the remaining amount relating to accrued interest and reimbursement of certain legal fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 31, 2026 (the “2025 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the 2025 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to the “Registrant” or the “Trust” refer to Power REIT and “we,” “us,” “our” and “Power REIT” refer to Power REIT, together with its consolidated subsidiaries.

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report, and those identified under Part I, Item 1A of the 2025 10-K. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Overview

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure and Controlled Environment Agriculture (“CEA”) in the United States.

We are structured as a holding company and own our assets through seventeen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of March 31, 2026, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by our subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a number of utility scale solar power generating projects with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 77 acres of land with approximately 330,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio)

During the three months ended March 31, 2026, the Trust did not declare a quarterly dividend of approximately $163,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

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

● Seeking to re-lease properties that are vacant or have non-performing tenants

● Seeking to minimize the carrying costs related to the Greenhouse Portfolio given the speculative nature of valuing these asset;

● Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

● Improving the operating results of our properties; and

●Taking steps to position ourselves for future growth opportunities.

Recent Events

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at action. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

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

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling greenhouse properties and/or re-leasing them in an effort to improve the overall performance going forward. Effective April 11, 2025, we closed on a settlement agreement with the lender for the Greenhouse Loan, which resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieved the ongoing costs associated with maintaining the Nebraska and Michigan properties. We will continue to seek to realize value from the retained assets. This will include entering into new leases and selling properties based on market conditions. We will also continue to focus on improving cash collections from existing tenants. In addition, we are exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

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

The following table is a summary of our properties as of March 31, 2026:

Property Type/Name	Acres		Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern			112 miles	$9,150,000

Solar Farm Land
California
PWRS	447		82	9,183,548
Solar Total	447		82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1[5,6]	5.20		17,368	1,594,582
Tamarack 7[3,5]	4.32		18,000	1,364,585
Tamarack 7 (MIP)[3,4,5]				636,351
Tamarack 19[3,5,6]	2.11		18,528	1,311,116
Tamarack 8 - Apotheke[4,5]	4.31		21,548	2,061,542
Tamarack 3[5,6]	2.20		24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00		38,440	1,872,340
Maverick 5 - Jacksons Farms[4,5]	5.20		15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41		26,076	2,239,870
Mortgage Loan				859,761
Mortgage Loan				92,670

Walsenburg, Colorado [3,5,6]	35.00		74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85		35,505	7,685,000
Vinita, Oklahoma[3,5,6]	9.35		40,000	2,593,313
Eliot, ME - Mortgage Loan[5,7]				597,000

Greenhouse Total	76.95	#	329,777	$30,566,348
Total Portfolio				$48,899,896

Impairment and Allowance for Receivable				20,895,269
Depreciation and Amortization				4,985,090
Net Book Value Net of Impairment, Allowance for Receivable, Depreciation and Amortization				$23,019,537

1 Solar Farm Land size represents Megawatts and CEA property size represents greenhouse square feet

2 Gross Book Value for our Greenhouse Portfolio represents purchase price (excluding capitalized acquisition costs) plus improvements costs

3Property is vacant

4Tenant is not current on rent/in default

5An impairment/allowance for receivable has been taken against this asset

6Asset held for sale

7Loan is in default

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles and generally accepted in the United States of America (“GAAP”), which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. None of the estimates are considered critical accounting estimates.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Revenue

Revenue during the three months ended March 31, 2026 and 2025 was $480,436 and $485,794, respectively. Revenue during the three months ended March 31, 2026, consisted of rental income of $215,679, direct financing lease income of $228,750, and other income of $36,007. The decrease in total revenue was due to an increase in rental income of $4,900 and a decrease in other income of $10,258.

During the three months ended March 31, 2026, the Trust’s revenue was concentrated from certain tenants. For the three months ended March 31, 2026, Power REIT collected approximately 96% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 51% and 45% of rental income and lease income from direct financing lease, respectively. For the three months ended March 31, 2025, Power REIT collected approximately 98% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 52% and 46% of rental income and lease income from direct financing lease, respectively.

Expenses

Expenses for the three months ended March 31, 2026 compared to the same period in 2025 decreased by $1,024,395 to $845,441, primarily due to a decrease in interest expense of $757,059 due to the settlement of the Greenhouse Loan and a decrease in property expenses and taxes of $401,986 and to a lesser extent, a decrease in general and administrative expense of $120,867, offset by an increase in impairment expense of $247,353 and an increase in depreciation expense of $8,164.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Expense

Other income increased by $499,197 primarily due to a loss on sale of properties of $493,890, and by an unrealized loss on marketable securities of $5,307.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders during the three months ended March 31, 2026 was $1,056,479 compared to a net loss of $1,576,319 for the three months ended March 31, 2025, a decrease of $519,840.

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash totaled $2,036,085 as of March 31, 2026, a decrease of $199,221 from December 31, 2025. Our current loan liabilities totaled approximately $770,000 as of March 31, 2026 as compared to approximately $759,000 as of December 31, 2025.

Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties.

We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,310,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure actions.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of March 31, 2026, 282,613 common shares have been sold pursuant to the Sales Agreement. During the three months ended March 31, 2026, the Trust sold 10,781 common shares pursuant to the Sales Agreement for net proceeds of $10,945.

During the three months ended March 31, 2026, we generated approximately $55,000 of cash from debt service related to the seller financing provided in 2024 and 2025. The remaining seller financing agreements have a combined remaining balance of $962,431 as of March 31, 2026.

We will continue to seek to maximize value from the retained assets. This will include entering into new leases and selling properties based on market conditions. We will also continue to focus on improving cash collections from existing tenants. In addition, we are exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

Cash Used in Operating Activities

During the three months ended March 31, 2026 and 2025, cash used in operating activities was $147,117 and $436,648, respectively. The decrease in cash used is primarily due to a smaller net loss during the three months ending March 31, 2026, as well as favorable changes in working capital, including a decrease in prepaid expense, stock-based compensation and a decrease in accrued expenses.

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

Cash Provided By Investing Activities

Cash provided by investing activities during for the three months ended March 31, 2026 and 2025 were $28,604 and $92,260, respectively. The decrease of $63,656 is mainly due to lower proceeds from property sales and no purchases of marketable securities, and, to a lesser extent, less cash received from mortgage loans for the three months ended Marh 31, 2026 as compared to 2025.

Cash Used/Provided By Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 was $80,708, compared to $146,013 generated by financing activities during the same period in the prior year. The decrease of $226,721 is primarily due to lower proceeds received from debt and lower principal payments on long-term debt and, partially offset by proceeds received from the sale of common shares pursuant to the Sales Agreement during the quarter ended March 31, 2026.

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

Our management believes that Core FFO is a useful supplemental measure of our operating performance. Our management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain financial items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of our period-over-period performance. These items include non-recurring expenses, and certain non-cash expenses, including amortization and certain upfront financing costs. Therefore, management uses Core FFO and defines it as net income excluding such items. We believe that Core FFO is a useful supplemental measure for the investing community to employ, including when comparing us to other REITs that disclose similarly computed Core FFO figures, and when analyzing changes in our performance over time. Readers are cautioned that other REITs may use different adjustments to their GAAP financial measures than we use, and that as a result, our Core FFO may not be comparable to the FFO measures used by other REITs or to other non-GAAP or GAAP financial measures used by REITs or other companies.

A reconciliation of our Core FFO to net income for the three months ended March 31, 2026 and 2025 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended March,
	2026	2025
Revenue	$480,436	$485,794

Net Income (Loss)	$(893,272)	$(1,413,112)
Stock-Based Compensation	-	143,213
Interest Expense - Amortization of Debt Costs	7,848	7,847
Amortization of Intangible Lease Asset	56,872	56,872
Depreciation on Land Improvements	10,866	-
Impairment Expense	247,353	-
Loss on sale of property	493,890	-
Core FFO Available to Preferred and Common Stock	(76,443)	(1,205,180)

Preferred Stock Dividends	(163,207)	(163,207)

Core FFO Available to Common Shares	$(239,650)	$(1,368,387)

Weighted Average Shares Outstanding (basic)	3,672,274	3,389,661

Core FFO per Common Share	(0.07)	(0.40)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Trust’s management including the Trust’s Board of Directors, with the participation of our principal executive officer who is also our principal financial officer, carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Trust’s management concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported to the Trust’s management, within the time periods specified in the SEC’s rules and forms, due to a material weakness in our controls relating to accounting for complex transactions identified in the quarterly period ended June 30, 2024, which has not been remediated as of March 31, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

Remediation Plan

To address the material weakness described above, we intend to engage outside consultants to enhance our analysis of, and aid in our accounting for, complex transactions as needed.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2025 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2025 10-K. You should carefully consider the risks set forth in the 2025 10-K and the following risks, together with all the other information in this Report, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2025 10-K.

We have incurred a loss for the quarter ended March 31, 2026 and may be unable to generate sufficient revenue to cover expenses or generate net income.

For the quarter ended March 31, 2026, we had a net loss attributable to common shareholders of approximately $1.1 million, compared to a net loss of approximately $1.6 million for the quarter ended March 31, 2025. There can be no assurance that we will be able to generate sufficient revenue to pay our expenses or generate net income. As of March 31, 2026, we had an accumulated deficit of approximately $52.8 million. On a consolidated basis, the Trust’s cash and cash equivalents totaled approximately $2.0 million as of March 31, 2026, a decrease of approximately $200,000 from March 31, 2025.

We may need to raise additional capital or sell additional properties to fund our operations.

As of March 31, 2026, we had an accumulated deficit of approximately $52.8 million and a net loss attributable to common shareholders of approximately $1.1 million. As of March 31, 2026, the Trust had approximately $2.0 million of cash and cash equivalents and approximately $290,000 of accounts payable and approximately $1.4 million of liabilities for assets held for sale.

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

On January 24, 2025, the Trust entered into the Sales Agreement with AGP pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed through the Sales Agreement, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of March 31, 2026, 282,613 common shares have been sold pursuant to the Sales Agreement for gross proceeds of approximately $300,000. During the three months ended March 31, 2026, the Trust sold 10,781 common shares pursuant to the Sales Agreement for net proceeds of $10,945.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls in the quarterly period ended June 30, 2024 relating to accounting for complex transactions, which has not been remediated as of March 31, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the three months ended March 31, 2026, we collected approximately 96% of our consolidated revenue from two properties. The tenants were NSC and Regulus Solar, LLC which represent 51% and 45% of consolidated revenue respectively.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of March 31, 2026, the balance under the 2015 PWRS Loan Agreement was approximately $5,972,000 (net of unamortized debt costs of approximately $185,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of March 31, 2026 is $13,917,000 (net of approximately $256,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, we have not declared dividends on our Series A Preferred Stock since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our Series A Preferred Stock. As of March 31, 2026, the amount of unpaid, undeclared dividends on the outstanding shares of Series A Preferred Stock is approximately $2,285,000.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of March 31, 2026, we had outstanding debt in the principal amount of $19.9 million and we have issued approximately $8.5 million (par value) of Series A Preferred Stock not including dividends which are cumulative and have not been declared. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

During the three months ended March 31, 2026, the Trust did not declare a quarterly dividend of approximately $163,000 to holders of Power REIT’s Series A Preferred Stock in order to preserve liquidity. As of May 15, 2026, the amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $2,285,000.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no trustee or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2026 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: May 15, 2026

