Form 10-Q
period 2026-06-30
Power REIT
filed 2026-08-12
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

367,120 common shares, $0.001 par value, outstanding at August 6, 2026.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Land	$4,512,075	$4,512,075
Greenhouse cultivation and processing facilities, net of accumulated depreciation	433,638	446,393
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	14,095,713	14,108,468

Cash and cash equivalents	3,147,494	2,235,306
Prepaid expenses and deposits	228,607	131,967
Intangible lease asset, net of accumulated amortization	1,935,701	2,049,445
Deferred rent receivable	107,388	328,293
Mortgage loan receivables	923,547	981,035
Assets held for sale	5,461,042	6,790,448
Other assets	264,779	298,813
TOTAL ASSETS	$26,164,271	$26,923,775

LIABILITIES AND EQUITY
Accounts payable	$268,469	$216,768
Accrued expenses	81,325	130,155
Liabilities held for sale	1,472,333	1,466,537
Current portion of long-term debt, net of unamortized discount	780,933	759,821
Long-term debt, net of unamortized discount	18,872,726	19,213,071
TOTAL LIABILITIES	21,475,786	21,786,352

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of June 30, 2026 and December 31, 2025)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 367,120 and 366,149 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)*	367	366
Additional paid-in capital*	48,539,635	48,530,850
Accumulated deficit	(52,341,469)	(51,883,745)
Total Equity	4,688,485	5,137,423

TOTAL LIABILITIES AND EQUITY	$26,164,271	$26,923,775

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INCOME
Lease income from direct financing lease – railroad	$228,750	$228,750	$457,500	$457,500
Rental income	222,279	236,139	437,958	446,918
Other income	838,722	41,894	874,729	88,159
TOTAL INCOME	1,289,751	506,783	1,770,187	992,577

EXPENSES
Amortization of intangible assets	56,872	56,872	113,744	113,744
General and administrative	240,687	341,373	446,748	668,301
Property expenses and taxes	79,655	250,202	162,095	734,628
Depreciation expense	6,377	20,283	17,243	22,985
Impairment expense	118,764	13,600	366,117	13,600
Interest expense	239,810	571,769	481,659	1,570,677
TOTAL EXPENSES	742,165	1,254,099	1,587,606	3,123,935

OTHER INCOME/(EXPENSE)
Loss on sale of properties	(110,473)	(7,628)	(604,363)	(7,628)
Gain on extinguishment of debt	-	1,092,670	-	1,092,670
Unrealized loss on marketable securities	(1,565)	(16,813)	(35,942)	(45,883)

TOTAL OTHER INCOME/(EXPENSE)	(112,038)	1,068,229	(640,305)	1,039,159

NET INCOME/(LOSS)	435,548	320,913	(457,724)	(1,092,199)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$272,341	$157,706	$(784,138)	$(1,418,613)

Income/(Loss) Per Common Share:
Basic*	$0.74	$0.47	$(2.14)	$(4.19)
Diluted*	0.74	0.47	(2.14)	(4.19)

Weighted Average Number of Shares Outstanding:
Basic*	367,174	338,966	367,174	338,966
Diluted*	367,174	338,966	367,174	338,966

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Accumulated undeclared dividend per Series A Preferred Shares:	0.48	0.48	0.97	0.97

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares*		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025 (as adjusted for reverse stock split)	336,944	$8,489,952	366,149	$366	$48,530,850	$(51,883,745)	$5,137,423
Net Loss	-	-	-	-	-	(893,272)	(893,272)
Issuance of Common Shares for Cash, Net of Stock Issuance Costs	-	-	1,078	1	9,668	-	9,669
Balance at March 31, 2026	336,944	$8,489,952	367,227	$367	$48,540,518	$(52,777,017)	$4,253,820
Net Income	-	-	-	-	-	435,548	435,548
Cash Paid in Lieu of Fractional Shares	-	-	(107)	-	(883)	-	(883)
Balance at June 30, 2026	336,944	$8,489,952	367,120	$367	$48,539,635	$(52,341,469)	$4,688,485

Balance at December 31, 2024	336,944	$8,489,952	338,966	$339	$47,951,250	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Stock-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	338,966	$339	$48,094,463	$(51,101,775)	$5,482,979
Net Income	-	-	-	-	-	320,913	320,913
Stock-Based Compensation	-	-	-	-	143,211	-	143,211
Balance at June 30, 2025	336,944	$8,489,952	338,966	$339	$48,237,674	$(50,780,862)	$5,947,103

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(457,724)	$(1,092,199)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible lease asset	113,744	113,744
Amortization of debt costs	15,695	15,695
Stock-based compensation	-	286,424
Impairment expense	366,117	13,600
Depreciation	17,243	22,985
Unrealized loss on marketable securities	35,942	45,883
Loss on sale of property	604,363	7,628
Gain on extinguishment of debt	-	(1,092,670)

Changes in operating assets and liabilities
Deferred rent receivable	220,905	(151,145)
Prepaid expenses and deposits	(96,640)	346,808
Other assets	763	(170,293)
Other liabilities	-	(295,447)
Accounts payable	63,323	37,784
Accrued expenses	27,359	1,228,966
Prepaid rent	-	5,100
Net cash provided by/(used in) operating activities	911,090	(677,137)

Investing activities
Cash received for sale of properties	272,421	132,274
Investment of marketable securities	(1,429)	(197,254)
Cash received for mortgage loan receivables	57,488	74,802
Net cash provided by investing activities	328,480	9,822

Financing Activities
Proceeds received from debt	-	459,919
Principal payment on debt	(334,928)	(542,841)
Proceeds from stock issuance	10,945	-
Cash paid in lieu of fractional shares - reverse stock split	(883)	-
Cash paid for offering related expenses	(2,516)	-
Net cash used in financing activities	(327,382)	(82,922)

Net increase/(decrease) in cash and cash equivalents	912,188	(750,237)

Cash and cash equivalents, beginning of period	$2,235,306	$2,231,586

Cash and cash equivalents, end of period	$3,147,494	$1,481,349

Supplemental disclosure of cash flow information:
Interest paid	$452,919	$479,716

Non-cash transactions
Accrued interest transferred to loan	-	1,070,468
Transfer of previously paid S-3 expense from other assets to APIC	1,276	-
Land and greenhouse properties transferred in lieu of debt repayment	-	17,082,500
Mortgage loan receivables entered into in connection with sale of properties	-	105,000
Equipment written off against financing liabilities	-	53,756

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

The Trust is structured as a holding company and owns its assets through seventeen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2026 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 68 acres of land with approximately 290,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the six months ended June 30, 2026, the Trust did not declare a dividend of approximately $326,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

On June 2, 2026, the Trust initiated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the Effective Time), the Common Stock began trading on a split-adjusted basis and has been assigned a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

On June 24, 2026, a wholly owned subsidiary of Power REIT, PW OK CanRE Vinita LLC, sold its interest in a cannabis related greenhouse cultivation property located in Vinita, Oklahoma. The property was described in prior filings as Vinita and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $315,000 and the loss recognized was approximately $110,000 which includes closing costs.

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at auction. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

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

Income/(Loss) per Common Share

Basic net income/(loss) per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of each of June 30, 2026 and December 31, 2025, the total number of common stock equivalents was 18,750, composed entirely of stock options.

On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:

Net income/(loss)	$435,548	$320,913	$(457,724)	$(1,092,199)
Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)
Numerator for basic and diluted EPS income (loss) available to common shareholders	$272,341	$157,706	$(784,138)	$(1,418,613)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	367,174	338,966	367,174	338,966

Basic and diluted gain/(loss) per common share	$0.74	$0.47	$(2.14)	$(4.19)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the six months ended June 30, 2026 and 2025, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, 10 years for the MIP, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC for which it was determined that the buildings have a useful life of 37 years. For the three months ended June 30, 2026 and 2025, approximately $6,000 and $20,000 depreciation expense was recorded, respectively. For the six months ended June 30, 2026 and 2025, approximately $17,000 and $23,000 depreciation expense was recorded, respectively.

Assets Held for Sale

The Trust classifies a property as held for sale when all of the criteria in ASC 360-10-45-9 are met: management, having the authority to approve the action, has committed to a plan to sell the property; the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan have been initiated; the sale is probable and the transfer is expected to qualify for recognition as a completed sale within one year; the property is being actively marketed at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties classified as held for sale are reported at the lower of carrying value or fair value less costs to sell and are no longer depreciated. As of June 30, 2026 and December 31, 2025, the Trust has several properties that are considered assets held for sale. See Note 7 for discussion of its assets held for sale.

Impairment of Long-Lived Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The measurement model applied depends on whether the property is classified as held for sale or held for use.

Properties classified as held for sale.

Upon classification of a property as held for sale, and at each subsequent reporting date, the property is measured at the lower of its carrying value or fair value less costs to sell, and an impairment charge is recognized for any excess of carrying value over that amount. Because the Trust treats each individual property as a separate asset group, this assessment is performed on a property-by-property basis. Fair value less costs to sell is estimated using the most current market information available for each property, consisting of the listing price under the current listing agreement, the purchase option price contained in the related lease agreement, or, where available, the price in an executed purchase and sale agreement, in each case reduced by estimated broker commissions and other direct costs of disposal.

During the three months ended June 30, 2026 and 2025, impairment charges of approximately $119,000 and $14,000, respectively, were recognized with respect to properties classified as held for sale. During the six months ended June 30, 2026 and 2025, such charges were approximately $366,000 and $14,000, respectively.

Properties classified as held for use.

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect the Trust’s net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information

During the three and six months ended June 30, 2026, no triggering events were identified with respect to properties classified as held for use, and accordingly no impairment charge was recognized. During the three and six months ended June 30, 2025, impairment charges of $0 were recognized with respect to properties classified as held for use.

In the aggregate, impairment charges of approximately $119,000 and $14,000 were expensed during the three months ended June 30, 2026 and 2025, respectively, and approximately $366,000 and $14,000 during the six months ended June 30, 2026 and 2025, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three and six months ended June 30, 2026 and 2025, the Trust did not write off any straight-line rent receivable against rental income. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Straight-Line Rent	$200,779	$200,779	$401,558	$401,558
Cash Basis Rent	21,500	35,360	36,400	45,360

	$222,279	$236,139	$437,958	$446,918

Deferred rent receivable as of June 30, 2026 and December 31, 2025 is approximately $107,000 and $328,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) has been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended June 30, 2026 and 2025, approximately $57,000 of the intangibles was amortized. For each of the six months ended June 30, 2026 and 2025, approximately $113,000 of the intangibles was amortized.

Intangible Assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for Intangible Assets for the three and six months ended June 30, 2026 and 2025.

The following table provides a summary of the Intangible Assets:

		Accumulated Amortization	Amortization
	Cost	Through 12/31/25	For 6 Months ended 6/30/26	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,664,103	$113,744	$1,935,701

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2026 (6 months remaining)	$113,744
2027	$227,488
2028	$227,488
2029	$227,488
2030	$227,488
Thereafter	$912,005
Total	$1,935,701

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of June 30, 2026 and December 31, 2025, the Trust owns publicly traded level 1 REIT securities with a fair market value of $52,024 and $86,537, respectively, based on the closing prices of those dates.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that accrued until maturity on October 30, 2025 and a default rate of 18%, thereafter. The note was secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. On May 4, 2026, Power REIT received payment of approximately $794,000, which included $597,000 of principal with the remaining amount relating to accrued interest and reimbursement of certain legal fees. As of June 30, 2026, the balance of this loan is $0.

On January 6, 2024, PW CO CanRE Sherman 6 LLC (“PW Sherman”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of June 30, 2026 and December 31, 2025, the balance of the loan was approximately $835,000 and $884,000 respectively. On June 9, 2025, PW Sherman agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030.

On June 9, 2025, PW Sherman provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of June 30, 2026, and December 31, 2025, the balance of the loan is approximately $88,000 and $97,000, respectively.

After reviewing the collectivity for mortgage loan receivables, the Trust recorded an allowance for receivable of approximately $0.6 million during the year ended December 31, 2025. There was no allowance for receivables for the six months ended June 30, 2026 or June 30, 2025.

Other Income

Other income included in total income for the three months ended June 30, 2026 and 2025 is approximately $839,000 and $42,000, respectively. The increase was primarily attributable to income recognized upon the repayment of the PW SD mortgage loan, as well as interest income earned during the three months ended June 30, 2026, compared to interest income earned during the corresponding period in 2025. Other income included in total income for the six months ended June 30, 2026 and 2025 is approximately $875,000 and $88,000, respectively. The increase was primarily attributable to income recognized upon the repayment of the PW SD mortgage loan, as well as interest income earned during the six months ended June 30, 2026, compared to interest income earned during the corresponding period in 2025.

Other Assets

Other assets as of June 30, 2026 and December 31, 2025 is approximately $265,000 and $299,000 respectively. Other assets as of June 30, 2026 primarily consists of approximately $52,000 of fair market value of securities of a publicly traded REIT and approximately $213,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC and associated offering related expenses. Other assets as of December 31, 2025 primarily consist of approximately $86,000 of fair market value of securities of a publicly traded REIT and approximately $212,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Interest Expense

Interest expense for the three months ended June 30, 2026 related to the PW PWV Loan (defined below) and the 2015 PWRS Loan (defined below) was approximately $167,000 and $72,000, respectively, compared to interest expense for the three months ended June 30, 2025 that was approximately $170,000, $78,000 and $322,000, respectively, related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan (defined below), respectively. Interest expense for the six months ended June 30, 2026 related to the PW PWV Loan (defined below) and the 2015 PWRS Loan (defined below) was approximately $336,000 and $146,000, respectively, compared to interest expense for the six months ended June 30, 2025 that was approximately $341,000, $158,000 and $1,070,000, respectively, related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan, respectively.

General and Administrative Expenses

General and Administrative Expense for the three months ended June 30, 2026 and 2025 is approximately $241,000 and $341,000, respectively, which includes a non-cash share-based compensation expense of approximately $0 and $143,000, respectively. General and Administrative Expense for the six months ended June 30, 2026 and 2025 is approximately $447,000 and $668,000, respectively, which includes a non-cash share-based compensation expense of approximately $0 and $286,000, respectively.

Preferred Stock

As of June 30, 2026, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not currently subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless they are redeemed, repurchased or converted.

Property Expenses and Taxes

Property expenses and taxes for the three months ended June 30, 2026 and 2025 is approximately $80,000 and $252,000, respectively. Property expenses and taxes for the six months ended June 30, 2026 and 2025 is approximately $162,000 and $735,000, respectively.

The Trust is not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,325,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure actions.

Recent Accounting Pronouncements

The Trust has evaluated recent accounting pronouncements and determined that, except as discussed below, none are expected to have a significant effect on the Trust’s consolidated financial statements or related disclosures. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption is permitted. The Trust is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

As of June 30, 2026, the Trust had incurred recurring losses from operations. The Trust believes that based on its current forecasts, its cash on hand, together with cash flow from operations, it should be sufficient to fund the Trust’s capital requirements for at least the next twelve months from the issuance date of its consolidated financial statements. The Trust can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on the Trust’s financial performance and the ever-changing market. Based on management’s assessment, substantial doubt about the Trust’s ability to continue as a going concern does not exist for the twelve-month period following the issuance of these consolidated financial statements.

On a consolidated basis, the Trust’s cash and cash equivalents totaled $3,147,494 as of June 30, 2026, an increase of $912,188 from December 31, 2025. During the six months ended June 30, 2026, the increase in cash was primarily due to receipt of payment for the PW SD Mortgage Loan and the sale of the Vinita property.

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

4 – DISPOSITIONS

2026 Dispositions

On June 24, 2026, a wholly owned subsidiary of Power REIT, PW OK CanRE Vinita LLC, sold its interest in a cannabis related greenhouse cultivation property located in Vinita, Oklahoma. The property was described in prior filings as Vinita and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $315,000 and the loss recognized was approximately $110,000 which includes closing costs.

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at auction. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms and greenhouse cultivation facilities have lease terms ranging between 5 and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the six months ended June 30, 2026 and 2025, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended June 30, 2026 and 2025 is approximately $451,000 and $465,000, respectively. Total revenue from its leases recognized for the six months ended June 30, 2026 and 2025 is approximately $895,000 and $904,000, respectively.

The following table provides the breakdown of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Lease income from direct financing lease - Railroad	$228,750	$228,750	$457,500	$457,500
Rental income from operating lease - Solar farm lease	$200,779	$200,779	$401,558	$401,558
Rental income from operating lease - Greenhouse - Cannabis lease	$21,500	$35,360	$36,400	$45,360
	$451,029	$464,889	$895,458	$904,418

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

Historically, the Trust’s revenue has been concentrated to a relatively limited number of investments, industries and lessees. For the six months ended June 30, 2026, Power REIT recognized approximately 96% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 51% and 45% of rental income and lease income from direct financing lease, respectively. For the six months ended June 30, 2025, Power REIT collected approximately 95% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 51% and 44% of rental income and lease income from direct financing lease, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of June 30, 2026 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

Assets Held for Use

2026 (6 months remaining)	465,912
2027	828,155
2028	836,388
2029	844,703
2030	853,099
Thereafter	3,457,460
Total	$7,285,717

6 – LONG-TERM DEBT

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note for the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate per annum. As of June 30, 2026 and December 31, 2025, the balance of the 2015 PWRS Loan was approximately $5,795,000 (net of unamortized debt costs of approximately $179,000) and $5,998,000 (net of unamortized debt costs of approximately $190,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement, dated November 25, 2019, into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV for the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% per annum and fully amortizes over the life of the financing which matures in 2054. The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of June 30, 2026 and December 31, 2025 was approximately $13,859,000 (net of approximately $253,000 of capitalized debt costs) and approximately $13,974,000 (net of approximately $258,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will seek to realize value from the retained assets by leasing and/or selling. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It will also relieve the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of June 30, 2026 and December 31, 2025 is $0. During the six months ended June 30, 2026 and 2025, the Trust recognized approximately $0 and $554,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations.

The amount of principal payments remaining on Power REIT’s debt as of June 30, 2026 is as follows:

Total Debt

2026 (6 months remaining)	456,284
2027	835,036
2028	880,909
2029	928,923
2030	979,173
Thereafter	16,005,899
Less: Unamortized debt issuance costs	(432,565)
Long term debt	$19,653,659

7 – IMPAIRMENT AND ASSETS HELD FOR SALE

For the three months ended June 30, 2026 and 2025, the Trust recorded a non-cash impairment charge of approximately $119,000 and $14,000, respectively. For the six months ended June 30, 2026 and 2025, the Trust recorded a non-cash impairment charge of approximately $366,000 and $14,000, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

A summary of the Trust’s impairment expense for the six months ended June 30, 2026 and 2025 is below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Assets Held for Sale	$118,764	$13,600	$366,117	$13,600
Long-Lived Assets	-	-	-	-
		-
	$118,764	$13,600	$366,117	$13,600

As of June 30, 2026, the Trust considered Maverick 1 (Ordway, CO), Maverick 5 (Ordway, CO), Tamarack 7 including MIP (Ordway, CO), Tamarack 19 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Walsenburg (CO) and Desert Hot Spring (CA) as Assets Held for Sale.

The Trust has aggregated and classified the assets and liabilities of properties to be sold as held for sale in its Consolidated Balance Sheets as of June 30, 2026 since all criteria under ASC 360-10-45-9 were met. The balance sheet as of December 31, 2025 has been recast to achieve comparability by including the Tamarack 7 and the Maverick 5 properties which are now considered held for sale as of June 30, 2026. The December 31, 2025 balance sheet also includes the Maverick 14 and Vinita properties which were sold during the six months ended June 30, 2026.

The assets and liabilities of assets held for sale were as follows:

	June 30, 2026	December 31, 2025

ASSETS
Land	857,675	962,215
Greenhouse cultivation and processing facilities, net of accumulated depreciation	4,591,804	5,816,670
Other assets	11,563	11,563

TOTAL ASSETS - Held for sale	5,461,042	6,790,448

LIABILITIES
Accounts payable	147,097	135,475
Accrued expenses	1,325,236	1,331,062

TOTAL LIABILITIES - Held for sale	1,472,333	1,466,537

Other assets as of June 30, 2026 and December 31, 2025 consist of a security deposit held at the local utility in Ordway, CO where these assets are located and held for sale.

8 – EQUITY AND LONG-TERM COMPENSATION

Reverse Stock Split

On June 2, 2026, the Trust initiated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the Effective Time), the Common Stock began trading on a split-adjusted basis and has been assigned a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

ATM Program

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of June 30, 2026, 282,613 common shares (on a pre-reverse stock split basis) had been sold pursuant to the Sales Agreement. During the six months ended June 30, 2026, prior to the Trust’s 1-for-10 reverse stock split effective June 2, 2026, the Trust sold 10,781 common shares (on a pre-reverse stock split basis) pursuant to the Sales Agreement for net proceeds of $10,945.

Summary of Share Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Trustees and Consultants; to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of June 30, 2026, the aggregate number of common shares that may be issued pursuant to outstanding awards is currently 280,639 which is subject to adjustment per the Plan.

Summary of Share-Based Compensation Activity – Options

On July 15, 2022, the Trust granted non-qualified stock options (“options”) to acquire 20,500 common shares at a price of $134.40 to its independent trustees, officers and an employee. The term of each option is 10 years. The options vested over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement Date which is August 1, 2022. The options are fully vested.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture, and as a policy, has used a 0 percent forfeiture rate in calculating unrecognized share-based compensation expense and will instead, account for forfeitures as they occur. On January 31, 2023, 625 options were forfeited and on April 30, 2023, 125 options were forfeited by an employee who is no longer employed by the Trust. On February 29, 2024, 472 options and on August 29, 2025, 527 options were forfeited due to the death of a Trustee.

The summary of share-based compensation activity for the six months ended June 30, 2026, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2025	18,750	$134.40	-
Options Forfeited	-	134.40	-
Balance as of June 30 , 2026	18,750	134.40	-

Options exercisable as of June 30, 2026*	18,750	$134.40	-

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The weighted average remaining term of the options is 6.04 years.

Summary of Share-Based Compensation Activity – Restricted Stock

During the six months ended June 30, 2026, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

Share-based Compensation

During the six months ended June 30, 2026, the Trust recorded approximately $0 of non-cash expense related to restricted stock and options granted compared to approximately $45,000 of non-cash expense related to restricted stock and approximately $242,000 of non-cash expense related to options granted for the six months ended June 30, 2025. As of June 30, 2026, there was no unrecognized share-based compensation expense for restricted stock and options. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During each of the six months ended June 30, 2026 and 2025, the Trust did not declare dividends of approximately $326,000 to holders of Power REIT’s Series A Preferred Stock.

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

Legal Proceedings

From time to time, the Trust has been party to various litigation matters incidental to the conduct of its business. The Trust is not presently party to any legal proceedings. Future litigation could have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

11 - SUBSEQUENT EVENTS

On July 30, 2026, a property located in Ordway, CO that was previously referred to as Tamarack 19, was sold for $212,500 which resulted in a gain on sale of approximately $2,000.

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

We are structured as a holding company and own our assets through seventeen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of June 30, 2026, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by our subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 68 acres of land with approximately 290,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”).

During the six months ended June 30, 2026, the Trust did not declare a dividend of approximately $326,000 ($0.484375 per share per quarter) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

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

Recent Events

On June 2, 2026, the Trust initiated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the Effective Time), the Common Stock began trading on a split-adjusted basis and has been assigned a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

On June 24, 2026, a wholly owned subsidiary of Power REIT, PW OK CanRE Vinita LLC, sold its interest in a cannabis related greenhouse cultivation property located in Vinita, Oklahoma. The property was described in prior filings as Vinita and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $315,000 and the loss recognized was approximately $110,000 which includes closing costs.

On February 11, 2026, the PW CO CanRE Mav 14 LLC (“Mav 14”) property was sold at auction. As part of the sale, the Trust wrote off accrued property tax of approximately $61,000 and recognized a total loss of approximately $494,000.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

Leverage

We continue to seek ways to reduce our debt and debt leverage by improving our operating performance and through a variety of other means available to us. These means might include leasing vacant properties, selling properties, raising capital or through other actions.

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.81 million which included approximately $2.1 million of seller financing provided to the buyers. During 2025, we completed sales of assets for total gross proceeds of approximately $325,000 which included approximately $105,000 of seller financing provided to a buyer and in 2026, we sold two properties for net proceeds of approximately $269,000. We also have several properties that we are marketing for sale and/or lease which have been classified as “Assets Held for Sale.”

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

The following table is a summary of our properties as of June 30, 2026:

Property Type/Name	Acres	Size[1]	Gross Book Value[2]
Railroad Property
P&WV - Norfolk Southern		112 miles	$9,150,000

Solar Farm Land
California
PWRS	447	82	9,183,548
Solar Total	447	82	$9,183,548

Greenhouse - Cannabis
Ordway, Colorado
Maverick 1[4,5,6]	5.20	17,368	1,594,582
Tamarack 7[3,5,6]	4.32	18,000	1,364,585
Tamarack 7 (MIP)[3,5,6]			636,351
Tamarack 19[3,5,6]	2.11	18,528	1,311,116
Tamarack 8 - Apotheke[4,5]	4.31	21,548	2,061,542
Tamarack 3[4,5,6]	2.20	24,512	2,080,414
Tamarack 27 and 28[3,5,6]	4.00	38,440	1,872,340
Maverick 5 - Jacksons Farms[4,5,6]	5.20	15,000	1,358,634
Tamarack 4 and 5[3,5,6]	4.41	26,076	2,239,870
Mortgage Loan			835,217
Mortgage Loan			88,330

Walsenburg, Colorado [5,6]	35.00	74,800	4,219,170
Desert Hot Springs, California[3,5,6]	0.85	35,505	7,685,000

Greenhouse Total	67.60	289,777	$27,347,151
Total Portfolio			$45,680,699

Impairment			18,348,747
Depreciation and Amortization			4,927,513
Net Book Value Net of Impairment, Depreciation and Amortization			$22,404,439

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

Income

Income during the three months ended June 30, 2026 and 2025 was $1,289,751 and $506,783, respectively. Income during the three months ended June 30, 2026, consisted of rental income of $222,279, direct financing lease income of $228,750, and other income of $838,722. The increase in total income was due to an increase in other income of $796,828 which is mainly due to settlement of the PW SD mortgage loan offset with a decrease in rental income of $13,860.

During the three months ended June 30, 2026, the Trust’s income was concentrated from certain tenants. For the three months ended June 30, 2026, Power REIT collected approximately 95% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 51% and 44% of rental income and lease income from direct financing lease, respectively. For the three months ended June 30, 2025, Power REIT collected approximately 92% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 49% and 43% of rental income and lease income from direct financing lease, respectively.

Expenses

Expenses for the three months ended June 30, 2026 compared to the same period in 2025 decreased by $511,934 to $742,165, primarily due to a decrease in interest expense of $331,959 due to the settlement of the Greenhouse Loan and a decrease in property expenses and taxes of $170,547, a decrease of general and administrative expense of $100,686 and to a lesser extent, a decrease in depreciation expense of $13,906, offset by an increase in impairment expense of $105,164.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Income/(Expense)

Other income/(expense) decreased by $1,180,267 primarily due to a loss on sale of properties of $102,845, a decrease of extinguishment of debt of $1,092,670 and partially offset by a $15,248 decrease in unrealized loss on marketable securities.

Six Months Ended June 30, 2026 and 2025

Income

Income during the six months ended June 30, 2026 and 2025 was $1,770,187 and $992,577, respectively. Income during the six months ended June 30, 2026, consisted of rental income of $437,958, direct financing lease income of $457,500, and other income of $874,729. The increase in total income was due to an increase in other income of $786,570 which is mainly due to settlement of the PW SD mortgage loan offset with a decrease in rental income of $8,960.

During the six months ended June 30, 2026, the Trust’s income was concentrated from certain tenants. For the six months ended June 30, 2026, Power REIT collected approximately 96% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 51% and 45% of rental income and lease income from direct financing lease, respectively. For the six months ended June 30, 2025, Power REIT collected approximately 95% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 51% and 44% of rental income and lease income from direct financing lease, respectively.

Expenses

Expenses for the six months ended June 30, 2026 compared to the same period in 2025 decreased by $1,536,329 to $1,587,606, primarily due to a decrease in interest expense of $1,089,018 due to the settlement of the Greenhouse Loan and a decrease in property expenses and taxes of $572,533, a decrease in general and administrative expense of $221,553 and to a lesser extent, a decrease in depreciation expense of $5,742, offset by an increase in impairment expense of $352,517.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Income/(Expense)

Other income/(expense) decreased by $1,679,464 primarily due to an increase on loss on sale of properties of $596,735, a decrease in gain on extinguishment of debt of $1,092,670 and by a decrease in unrealized loss on marketable securities of $9.941.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders during the six months ended June 30, 2026 was $784,138 compared to a net loss of $1,418,613 for the six months ended June 30, 2025, a decrease of $634,475.

Liquidity and Capital Resources

Our cash, cash equivalents totaled $3,147,494 as of June 30, 2026, an increase of $912,188 from December 31, 2025. Our current loan liabilities totaled approximately $781,000 as of June 30, 2026 as compared to approximately $760,000 as of December 31, 2025.

Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties.

We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,325,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of June 30, 2026, 282,613 common shares (on a pre-reverse stock split basis) had been sold pursuant to the Sales Agreement. During the six months ended June 30, 2026, prior to the Trust’s 1-for-10 reverse stock split effective June 2, 2026, the Trust sold 10,781 common shares (on a pre-reverse stock split basis) pursuant to the Sales Agreement for net proceeds of $10,945.

During the six months ended June 30, 2026, we generated approximately $904,000 of cash from debt service related to the seller financing provided in 2024 and 2025. The remaining seller financing agreements have a combined remaining balance of $923,547 as of June 30, 2026.

We will continue to seek to maximize value from the retained assets. This will include entering into new leases and selling properties based on market conditions. We will also continue to focus on improving cash collections from existing tenants. In addition, we are exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

Cash Used in Operating Activities

During the six months ended June 30, 2026 and 2025, cash provided by (used in) operating activities was $911,090 and $(677,137), respectively. The improvement in operating cash flows was primarily attributable to a lower net loss and favorable changes in working capital, including changes in prepaid expenses, other assets, accounts payable and accrued expenses. Operating cash flows were also affected by non-cash items, including impairment expense, the loss on sale of property, depreciation and amortization, unrealized loss on marketable securities, and, in the prior-year period, the gain on extinguishment of debt.

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

Cash Provided By Investing Activities

Cash provided by investing activities during the six months ended June 30, 2026 and 2025 was $328,480 and $9,822, respectively. The increase of $318,658 was primarily attributable to higher proceeds from the sale of properties and increased collections on mortgage loan receivable.

Cash Used/Provided By Financing Activities

Cash used in financing activities during the six months ended June 30, 2026 was $327,382, compared to cash used in financing activities of $82,922 during the same period in 2025. The increase in cash used of $244,460 was primarily due to the absence of proceeds from debt financing received in the prior-year period and lower proceeds from financing activities, partially offset by lower principal payments on debt and proceeds received from the issuance of common shares pursuant to the Sales Agreement during the six months ended June 30, 2026.

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

Our management believes that alternative measures of performance, such as net income computed under GAAP, or Funds From Operations computed in accordance with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), include certain items that are not indicative of the results provided by our asset portfolio and inappropriately affect the comparability of our period-over-period performance. These items include certain non-cash expenses, including stock-based compensation, amortization of intangible lease assets, amortization of debt costs, and depreciation on land improvements, as well as impairment charges and gains or losses on sale of property. Therefore, management uses Core FFO and defines it as net income excluding such items.

A reconciliation of our Core FFO to net income for the six months ended June 30, 2026 and 2025 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended June 30, 2026		Six Months ending June 30, 2026
	2026	2025	2026	2025
Income	$1,289,751	$506,783	$1,770,187	$992,577

Net Income (Loss)	$435,548	$320,913	$(457,724)	$(1,092,199)
Stock-Based Compensation	-	143,211	-	286,424
Interest Expense - Amortization of Debt Costs	7,848	7,848	15,695	15,695
Amortization of Intangible Lease Asset	56,872	56,872	113,744	113,744
Depreciation on Land Improvements	6,377	20,283	17,243	22,985
Impairment Expense	118,764	13,600	366,117	13,600
Loss on sale of property	110,473	7,628	604,363	7,628
Core FFO Available to Preferred and Common Stock	735,882	570,355	659,438	(632,123)

Preferred Stock Dividends	(163,207)	(163,207)	(326,414)	(326,414)

Core FFO Available to Common Shares	$572,675	$407,148	$333,024	$(958,537)

Weighted Average Shares Outstanding (basic)*	367,174	338,966	367,174	338,966

Core FFO per Common Share	1.56	1.20	0.91	(2.83)

*On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Trust’s management including the Trust’s Board of Directors, with the participation of our principal executive officer who is also our principal financial officer, carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Trust’s management concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported to the Trust’s management, within the time periods specified in the SEC’s rules and forms, due to a material weakness in our controls relating to accounting for complex transactions identified in the quarterly period ended June 30, 2024, which has not been remediated as of June 30, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust has been party to various litigation matters incidental to the conduct of its business. The Trust is not presently party to any legal proceedings. Future litigation could have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

We have incurred a loss for the six months ended June 30, 2026 and may be unable to generate sufficient income to cover expenses or generate net income.

For the six months ended June 30, 2026, we had a net loss attributable to common shareholders of approximately $784,000, compared to a net loss of approximately $1.4 million for the six months ended June 30, 2025. There can be no assurance that we will be able to generate sufficient income to pay our expenses or generate net income. As of June 30, 2026, we had an accumulated deficit of approximately $52.3 million. On a consolidated basis, the Trust’s cash and cash equivalents totaled approximately $3.1 million as of June 30, 2026, an increase of approximately $912,000 from December 31, 2025.

We may need to raise additional capital or sell additional properties to fund our operations.

As of June 30, 2026, we had an accumulated deficit of approximately $52.3 million and a net loss attributable to common shareholders of approximately $784,000. As of June 30, 2026, the Trust had approximately $3.1 million of cash and cash equivalents and approximately $416,000 of accounts payable and approximately $1.5 million of liabilities for assets held for sale.

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

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of June 30, 2026, 282,613 common shares (on a pre-reverse stock split basis) had been sold pursuant to the Sales Agreement. During the six months ended June 30, 2026, prior to the Trust’s 1-for-10 reverse stock split effective June 2, 2026, the Trust sold 10,781 common shares pursuant to the Sales Agreement for net proceeds of $10,945.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls in the quarterly period ended June 30, 2024 relating to accounting for complex transactions, which has not been remediated as of June 30, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the six months ended June 30, 2026, we collected approximately 96% of its rental income and lease income from direct financing lease from two properties. The tenants were NSC and Regulus Solar, LLC which represent 51% and 45% of rental income and lease income from direct financing lease respectively.

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

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of June 30, 2026, the balance under the 2015 PWRS Loan Agreement was approximately $5,795,000 (net of unamortized debt costs of approximately $179,000).

Pittsburgh & West Virginia Railroad (“PWV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary PWV which is pledged as collateral. The balance of the loan as of June 30, 2026 is $13,859,000 (net of approximately $253,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, we have not declared dividends on our Series A Preferred Stock since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our Series A Preferred Stock. As of June 30, 2026, the amount of unpaid, undeclared dividends on the outstanding shares of Series A Preferred Stock is approximately $2,448,000.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of June 30, 2026, we had outstanding debt in the principal amount of $19.7 million and we have issued approximately $8.5 million (par value) of Series A Preferred Stock not including dividends which are cumulative and have not been declared. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

During the six months ended June 30, 2026, the Trust did not declare a dividend of approximately $326,000 to holders of Power REIT’s Series A Preferred Stock in order to preserve liquidity. As of August 7, 2026, the amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $2,448,000.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no trustee or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2026 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: August 12, 2026

