Form 10-Q
period 2026-09-30
Power REIT
filed 2026-11-06
CIK 1532619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

367,120 common shares, $0.001 par value, outstanding at November 5, 2026.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Land	$5,070,238	$5,293,098
Greenhouse cultivation and processing facilities, net of accumulated depreciation	2,823,860	4,639,255
Single Family Rental Property - net of accumulated depreciation	130,706	-
Net investment in direct financing lease - railroad	9,150,000	9,150,000
Total real estate assets	17,174,804	19,082,353

Cash and cash equivalents	2,650,441	2,235,306
Prepaid expenses and deposits	184,160	131,967
Intangible lease asset, net of accumulated amortization	1,878,829	2,049,445
Deferred rent receivable	211,816	328,293
Mortgage loan receivables	1,243,851	981,035
Assets held for sale	1,805,000	1,805,000
Other assets	365,449	310,376
TOTAL ASSETS	$25,514,350	$26,923,775

LIABILITIES AND EQUITY
Accounts payable	$347,036	$288,271
Accrued expenses	618,889	924,096
Tenant Security Deposits	985	-
Liabilities held for sale	694,909	601,093
Current portion of long-term debt, net of unamortized discount	801,414	759,821
Long-term debt, net of unamortized discount	18,498,345	19,213,071
TOTAL LIABILITIES	20,961,578	21,786,352

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Equity:
Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00 (1,675,000 shares authorized; 336,944 issued and outstanding as of September 30, 2026 and December 31, 2025)	8,489,952	8,489,952
Common Shares, $0.001 par value (98,325,000 shares authorized; 367,120 and 366,149 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)*	367	366
Additional paid-in capital*	48,539,635	48,530,850
Accumulated deficit	(52,477,182)	(51,883,745)
Total Equity	4,552,772	5,137,423

TOTAL LIABILITIES AND EQUITY	$25,514,350	$26,923,775

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INCOME
Lease income from direct financing lease – railroad	$228,750	$228,750	$686,250	$686,250
Rental income	274,485	245,729	712,443	692,647
Other income	38,940	38,631	316,669	126,790
TOTAL INCOME	542,175	513,110	1,715,362	1,505,687

EXPENSES
Amortization of intangible assets	56,872	56,872	170,616	170,616
General and administrative	195,473	265,998	642,221	934,299
Property expenses and taxes	56,841	100,324	218,936	834,952
Depreciation expense	6,971	13,812	24,214	36,797
Impairment expense	40,514	31,804	406,631	45,404
Interest expense	236,048	244,660	717,707	1,815,337
Recovery of allowance for receivable	-	-	(597,000)	-
TOTAL EXPENSES	592,719	713,470	1,583,325	3,837,405

OTHER INCOME/(EXPENSE)
Loss on sale of properties	(85,664)	-	(690,027)	(7,628)
Gain on extinguishment of debt	-	-	-	1,092,670
Unrealized gain/(loss) on marketable securities	495	46,412	(35,447)	529
Realized gain on marketable securities	-	377,499	-	377,499
TOTAL OTHER INCOME/(EXPENSE)	(85,169)	423,911	(725,474)	1,463,070

NET INCOME/(LOSS)	(135,713)	223,551	(593,437)	(868,648)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(298,920)	$60,344	$(1,083,058)	$(1,358,269)

Income/(Loss) Per Common Share:
Basic*	$(0.81)	$0.18	$(2.95)	$(4.01)
Diluted*	(0.81)	0.18	(2.95)	(4.01)

Weighted Average Number of Shares Outstanding:
Basic*	367,120	338,966	367,141	338,966
Diluted*	367,120	338,966	367,141	338,966

Cash dividend per Series A Preferred Share:	$-	$-	$-	$-
Undeclared dividend per Series A Preferred Shares:	0.48	0.48	1.45	1.45

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Series A 7.75% Cumulative Redeemable Perpetual Preferred Stock Par Value $25.00		Common Shares*		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025 (as adjusted for reverse stock split)	336,944	$8,489,952	366,149	$366	$48,530,850	$(51,883,745)	$5,137,423
Net Loss	-	-	-	-	-	(893,272)	(893,272)
Issuance of Common Shares for Cash, Net of Stock Issuance Costs	-	-	1,078	1	9,668	-	9,669
Balance at March 31, 2026	336,944	$8,489,952	367,227	$367	$48,540,518	$(52,777,017)	$4,253,820
Net Income	-	-	-	-	-	435,548	435,548
Cash Paid in Lieu of Fractional Shares	-	-	(107)	-	(883)	-	(883)
Balance at June 30, 2026	336,944	$8,489,952	367,120	$367	$48,539,635	$(52,341,469)	$4,688,485
Net Loss	-	-	-	-	-	(135,713)	(135,713)
Balance at September 30, 2026	336,944	$8,489,952	367,120	$367	$48,539,635	$(52,477,182)	$4,552,772

Balance at December 31, 2024	336,944	$8,489,952	338,966	$339	$47,951,250	$(49,688,663)	$6,752,878
Net Loss	-	-	-	-	-	(1,413,112)	(1,413,112)
Stock-Based Compensation	-	-	-	-	143,213	-	143,213
Balance at March 31, 2025	336,944	$8,489,952	338,966	$339	$48,094,463	$(51,101,775)	$5,482,979
Net Income	-	-	-	-	-	320,913	320,913
Stock-Based Compensation	-	-	-	-	143,211	-	143,211
Balance at June 30, 2025	336,944	$8,489,952	338,966	$339	$48,237,674	$(50,780,862)	$5,947,103
Net Income	-	-	-	-	-	223,551	223,551
Stock-Based Compensation	-	-	-	-	47,738	-	47,738
Balance at September 30, 2025	336,944	$8,489,952	338,966	$339	$48,285,412	$(50,557,311)	$6,218,392

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWER REIT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(593,437)	$(868,648)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible lease asset	170,616	170,616
Amortization of debt costs	23,543	23,542
Stock-based compensation	-	334,162
Impairment expense	406,631	45,404
Depreciation	24,214	36,797
Realized gain on marketable securities	-	(377,499)
Unrealized loss on marketable securities	35,447	(529)
Loss on sale of properties	690,027	7,628
Gain on extinguishment of debt	-	(1,092,670)
Recovery of allowance for receivable	(597,000)	-

Changes in operating assets and liabilities
Deferred rent receivable	116,477	13,999
Prepaid expenses and deposits	(52,193)	412,025
Other liabilities	-	(294,521)
Other assets	-	14,398
Accounts payable	70,386	-
Accrued expenses	(79,044)	1,374,603
Net cash provided by (used in) operating activities	215,667	(200,693)

Investing activities
Cash received for sale of properties	437,431	132,274
Purchase of marketable securities	(90,041)	(280,704)
Proceeds from sale of marketable securities	-	645,808
Purchase of single family rental properties	(143,738)	-
Cash received for mortgage loan receivables	684,184	102,735
Net cash provided by investing activities	887,836	600,113

Financing Activities
Proceeds received from debt	-	459,919
Principal payment on debt	(696,675)	(900,460)
Proceeds from stock issuance	10,945	-
Cash paid in lieu of fractional shares - reverse stock split	(883)	-
Cash paid for offering related expenses	(1,755)	(196,970)
Net cash used in financing activities	(688,368)	(637,511)

Net increase/(decrease) in cash and cash equivalents	415,135	(238,091)

Cash and cash equivalents, beginning of period	$2,235,306	$2,231,586

Cash and cash equivalents, end of period	$2,650,441	$1,993,495

Supplemental disclosure of cash flow information:
Interest paid	$682,232	$718,378

Non-cash transactions
Accrued interest transferred to loan	-	1,078,468
Transfer of previously paid S-3 expense from other assets to APIC	1,276	34,426
Land and greenhouse properties transferred in lieu of debt repayment	-	17,107,500
Mortgage loan receivables entered into in connection with sale of properties	350,000	105,000
Equipment written off against financing liabilities	-	53,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 – GENERAL INFORMATION

Power REIT (the “Registrant” or the “Trust”, and together with its consolidated subsidiaries or “Power REIT”, unless the context requires otherwise) is a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure, Controlled Environment Agriculture (“CEA”) and single family rental properties in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Trust, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth herein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

These unaudited consolidated financial statements should be read in conjunction with the Trust’s audited consolidated financial statements and notes included in its latest Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026.

The Trust is structured as a holding company and owns its assets through fifteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2026 the Trust’s assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by its subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”), approximately 61 acres of land with approximately 253,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”) and two single family rental properties.

During the nine months ended September 30, 2026, the Trust did not declare a dividend of approximately $490,000 ($0.484375 per share per quarter that had accrued) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). On September 3, 2026 the Trust filed a Preliminary Proxy Statement for the following proposals to be voted upon at a Special Meeting of Series A Preferred Stockholders: (i) an amendment to the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, (the “Preferred Stock Amendment”), to provide that each share of Series A Preferred Stock can be converted into 0.5 of our common shares, $0.001 par value per share (the “Common Shares”), upon the effective time of the Preferred Stock Amendment (such automatic conversion, the “Conversion”) (the “Preferred Stock Proposal”); (ii) if the Preferred Stock Amendment proposal is not approved, or the Trust does not affect the Conversion, the election of Alexander Kachmar and David Cacciapaglia as additional trustees of the Board of Trustees (the “Board Nominee Proposal”); and (iii) one or more adjournments of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to approve the Preferred Stock Proposal or the Board Nominee Proposal. If the Preferred Stock Proposal is not approved, the Board currently intends to pursue the delisting of the Series A Preferred Stock from the NYSE American, as described further below and in the accompanying proxy statement. The Special Meeting has not yet been held.

On October 27, 2026, the Trust convened its 2026 Annual Meeting of Shareholders (the “Annual Meeting”). The Trust had not received sufficient votes to approve Proposal 3, which is a proposal to amend the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, so that future amendments to the Declaration of Trust that affect only the contract rights of the Series A Preferred Stock could be approved by the holders of the Series A Preferred Stock, voting as a separate class, without a further vote of the common shareholders. The Trust has adjourned the Annual Meeting to continue to solicit votes in favor Proposal 3.

The Trust believes that the Conversion is in the best interest of the Trust because it would eliminate the Series A Preferred Stock from the Trust’s capital structure and may assist the Trust in maintaining its NYSE American listing. The conversion ratio of .5 Common Shares for each share of Series A Preferred Stock is a ratio that already exists in the governing documents but only in the event of a de-listing and de-registration as a publicly reporting entity. The Trust believes that if this proposal is approved and it can complete the conversion, it is more likely to continue as a listed and publicly reporting entity. The alternative may be a delisting of the Common and Preferred Shares and a de-registration as a publicly reporting entity. There can be no assurance that the proposal will be approved or that the conversion will be approved or completed.

The Trust has been informed that a complaint has been filed seeking to compel the Trust to hold a special meeting of the holders of its Series A Preferred Stock for the purpose of electing two additional trustees. The Trust has filed a preliminary proxy statement with the Securities and Exchange Commission for a meeting of the holders of its Series A Preferred Stock and intends to proceed with the process of convening such a meeting.

On September 18, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 7 LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 7 and the sale included all property improvements and equipment. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $400,000 and the subsidiary of the Trust provided $350,000 of seller financing at an interest rate of 8% per annum during year one, 12% per annum during year two, and 14% per annum for the third year following the closing with the entire principal balance due at maturity. There was an approximately $85,000 loss on sale which includes closing costs.

On August 14, 2026 and on September 9, 2026, a newly formed wholly owned subsidiary of Power REIT, PowerHouse OK 1 LLC purchased two single-family rental properties in Tulsa, Oklahoma for $75,000 and $65,000, respectively.

On July 31, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 19 LLC, sold its interest in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 19 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $212,500 and the loss recognized on the sale was approximately $660 which includes closing costs.

On June 2, 2026, the Trust initiated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the effective time of the Reverse Stock Split), the Common Stock began trading on a split-adjusted basis with a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

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

The Trust has elected to be treated for tax purposes as a REIT, which means that it is exempt from U.S. federal income tax if a sufficient portion of its annual income is distributed to its shareholders, and if certain other requirements are met. In order for the Trust to maintain its REIT qualification, at least 90% of its ordinary taxable annual income must be distributed to shareholders. As of December 31, 2025, the last tax return completed to date, the Trust has a federal net operating loss of $58.3 million, which may reduce or eliminate this requirement.

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

Income/(Loss) per Common Share

Basic net income/(loss) per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Trust’s options is computed using the treasury stock method. As of each of September 30, 2026 and December 31, 2025, the total number of common stock equivalents was 18,750, composed entirely of stock options which are out-of-the-money and anti-dilutive, so they were excluded from diluted EPS for all periods presented.

On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2026	2025	2026	2025

Numerator:

Net income/(loss)	$(135,713)	$223,551	$(593,437)	$(868,648)
Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)
Numerator for basic and diluted EPS – income/(loss) available to common shareholders	$(298,920)	$60,344	$(1,083,058)	$(1,358,269)

Denominator:
Denominator for basic and diluted EPS - Weighted average shares	367,120	338,966	367,141	338,966

Basic and diluted income/(loss) per common share	$(0.81)	$0.18	$(2.95)	$(4.01)

Real Estate Assets and Depreciation of Investment in Real Estate

The Trust expects that most of its transactions will be accounted for as asset acquisitions. In an asset acquisition, the Trust is required to capitalize closing costs and allocates the purchase price on a relative fair value basis. For the nine months ended September 30, 2026, there were two single family rental property acquisitions and for the nine months ended September 30, 2025, there were no acquisitions. In making estimates of relative fair values for purposes of allocating purchase price, the Trust utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. The Trust also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible acquired. The Trust allocates the purchase price of acquired real estate to various components as follows:

●	Land – Based on actual purchase if acquired as raw land. When property is acquired with improvements, the land price is established based on market comparables, market research and property tax assessments to establish a value with the balance allocated to improvements for the land.

●	Improvements – When a property is acquired with improvements, the land price is established based on market comparables and market research to establish a value with the balance allocated to improvements for the land. The Trust also evaluates the improvements in terms of replacement cost and condition to confirm that the valuation assigned to improvements is reasonable. Depreciation is calculated on a straight-line method over the useful life of the improvements.

●	Lease Intangibles – The Trust recognizes lease intangibles when there’s an existing lease assumed with the property acquisitions. In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of 20 years for greenhouses, and single family rental properties, 39 years for auxiliary buildings, except for PW CA Canndescent, LLC for which it was determined that the buildings have a useful life of 37 years. For the three months ended September 30, 2026 and 2025, approximately $7,000 and $14,000 depreciation expense was recorded, respectively. For the nine months ended September 30, 2026 and 2025, approximately $24,000 and $37,000 depreciation expense was recorded, respectively.

Assets Held for Sale

The Trust classifies a property as held for sale when all of the criteria in ASC 360-10-45-9 are met: management, having the authority to approve the action, has committed to a plan to sell the property; the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan have been initiated; the sale is probable and the transfer is expected to qualify for recognition as a completed sale within one year; the property is being actively marketed at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties classified as held for sale are reported at the lower of carrying value or fair value less costs to sell and are no longer depreciated. As of September 30, 2026, the Trust had one property held for sale and as of December 31, 2025, the Trust had one property that was considered assets held for sale. See Note 7 for discussion of its assets held for sale.

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

No impairment charges were recognized for properties classified as held for sale during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, impairment charges of approximately $366,000 and $14,000, respectively, were recognized for properties held for sale.

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect the Trust’s net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. In estimating fair value, if appraisal reports are available, the Trust uses the sales comparable approach methodology where applicable within appraisal reports; when appraisal reports are not available, the Trust uses opinions of value from brokers involved with listing properties for sale and other market value information

During each of the three and nine months ended September 30, 2026 and 2025, impairment expense of approximately $41,000 and $32,000, respectively, was recognized for assets held for use.

In the aggregate, impairment charges of approximately $41,000 and $32,000 were expensed during the three months ended September 30, 2026 and 2025, respectively, and approximately $407,000 and $45,000 during the nine months ended September 30, 2026 and 2025, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

Revenue Recognition

The Railroad Lease (“P&WV Lease”) is treated as a direct financing lease. As such, income to P&WV under the Railroad Lease is recognized when received.

Lease revenue from solar land and CEA properties are accounted for as operating leases. Any such leases with rent escalation provisions are recorded on a straight-line basis when the amount of escalation in lease payments is known at the time Power REIT enters into the lease agreement, or known at the time Power REIT assumes an existing lease agreement as part of an acquisition (e.g., an annual fixed percentage escalation) over the initial lease term, subject to a collectability assessment, with the difference between the contractual rent receipts and the straight-line amounts recorded as “deferred rent receivable” or “deferred rent liability”. Collectability is assessed at quarter-end for each tenant receivable using various criteria including past collection issues, the current economic and business environment affecting the tenant and guarantees. If collectability of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three and nine months ended September 30, 2026 and 2025, the Trust did not write off any straight-line rent receivable against rental income. Expenses for which tenants are contractually obligated to pay, such as maintenance, property taxes and insurance expenses are not reflected in the Trust’s consolidated financial statements unless paid by the Trust.

The following table provides the breakdown of rental income recognition (not including the direct finance lease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Straight-Line Rent	$200,779	$200,779	$602,337	$602,337
Cash Basis Rent	73,706	44,950	110,106	90,310

	$274,485	$245,729	$712,443	$692,647

Deferred rent receivable as of September 30, 2026 and December 31, 2025 is approximately $212,000 and $328,000, respectively.

Intangibles

A portion of the acquisition price of the assets acquired by PW Regulus Solar, LLC (“PWRS”) has been allocated on the Trust’s consolidated balance sheets between Land and Intangibles’ fair values at the date of acquisition. The total amount of in-place lease intangible assets established was approximately $4,714,000, which is amortized over a 20.7-year period. For each of the three months ended September 30, 2026 and 2025, approximately $57,000 of the intangibles was amortized. For each of the nine months ended September 30, 2026 and 2025, approximately $171,000 of the intangibles was amortized.

Intangible Assets are evaluated whenever events or circumstances indicate the carrying value of these assets may not be recoverable. There were no impairment charges recorded for Intangible Assets for the three and nine months ended September 30, 2026 and 2025.

The following table provides a summary of the Intangible Assets:

		Accumulated Amortization	Amortization
	Cost	Through 12/31/25	For 9 Months ended 9/30/26	Net Book Value

Asset Intangibles - PWRS	$4,713,548	$2,664,103	$170,616	$1,878,829

The following table provides a summary of the current estimate of future amortization of Intangible Assets for the subsequent years ending December 31:

2026 (3 months remaining)	$56,872
2027	$227,488
2028	$227,488
2029	$227,488
2030	$227,488
Thereafter	$912,005
Total	$1,878,829

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

The carrying amounts of Power REIT’s financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable approximate fair value because of their relatively short-term maturities. As of September 30, 2026 and December 31, 2025, the Trust owns publicly traded level 1 REIT securities with a fair market value of $141,131 and $86,537, respectively, based on the closing prices of those dates.

Mortgage Loan Receivables

On October 30, 2023, PW ME CanRE SD LLC (“PW SD”) provided seller financing in connection with the sale of the two Maine properties in the form of an $850,000 note with an 8.5% interest rate that accrued until maturity on October 30, 2025 and a default rate of 18%, thereafter. The note was secured by a second mortgage on the property and certain corporate and personal guarantees. On December 10, 2024, the property owner sold one of the two properties, and PW SD received a payment in the amount of $253,000 which paid down the note to a balance of $597,000. On May 4, 2026, Power REIT received payment of approximately $794,000, which included $597,000 of principal with the remaining amount relating to accrued interest and reimbursement of certain legal fees. As of September 30, 2026, the balance of this loan is $0.

During the nine months ended September 30, 2026, the Trust collected $597,000 of principal on the PW SD mortgage loan receivable, which had been fully reserved as of December 31, 2025. The reversal of the related allowance is presented as Recovery of allowance for receivable within total expenses, and the principal collection is presented within investing activities. In the Trust’s Form 10-Q for the quarter ended June 30, 2026, this amount was included in other income within total income and in net cash provided by operating activities. This presentation had no effect on net income (loss), net income (loss) per share, total assets, shareholders’ equity or the net change in cash and cash equivalents for any period.

On January 6, 2024, PW CO CanRE Sherman 6 LLC (“PW Sherman”) provided seller financing in conjunction with selling the Sherman 6 and Tamarack 14 properties in the amount of $1,250,000 with an initial 10% interest rate that increases over time to 15% until maturity. The seller financing had a three-year maturity with a fixed amortization schedule of $40,000 for the first month and second months, $45,000 for the third month and $15,000 per month thereafter until maturity. The note is secured by a first mortgage on the properties and certain corporate and personal guarantees. As of September 30, 2026 and December 31, 2025, the balance of the loan was approximately $810,000 and $884,000 respectively. On June 9, 2025, PW Sherman agreed to modify the terms of the note whereby payments are based on a five-year amortization schedule at an 11% per annum interest rate and with a balloon payment for the balance due on May 1, 2030.

On June 9, 2025, PW Sherman provided seller financing in conjunction with selling the Tamarack 13 property in the amount of $105,000 with an 11% per annum interest rate until maturity. The seller financing has a five-year maturity and fully amortizes over the life of the note with fixed monthly payments of $2,283 per month. The note is secured by a first mortgage on the property and a personal guarantee of the owner of the entity which purchased the property. As of September 30, 2026, and December 31, 2025, the balance of the loan is approximately $84,000 and $97,000, respectively.

On September 18, 2026, PW CO CanRE Tam 7 LLC provided seller financing in conjunction with selling the Tamarack 7 property in the amount of $350,000 with an 8% per annum interest rate for the first year, 12% per annum interest rate for the second year, and 14% per annum interest rate for the third year until maturity. The seller financing has a three-year maturity with a balloon payment for the $350,000 due on the thirty sixth month. The note is secured by the property and a personal guarantee of the owner of the entity which purchased the property. As of September 30, 2026 and December 31, 2025, the balance of the loan is approximately $350,000 and $0, respectively.

After reviewing the collectability for mortgage loan receivables, the Trust recorded an allowance for receivable of approximately $597,000 during the year ended December 31, 2025. The recovery of the allowance for the nine months ended September 30, 2026 and 2025 was $597,000 and $0, respectively. There was no allowance as of September 30, 2026 and 2025.

Other Income

Other income consists of interest income earned on the Trust’s mortgage loan receivables and on its bank deposits. For the three months ended September 30, 2026 and 2025, other income was approximately $39,000 and $38,000, respectively. For the nine months ended September 30, 2026 and 2025, other income was approximately $317,000 and $126,000, respectively. The increase was primarily attributable to approximately $197,000 recognized upon the May 4, 2026 repayment of the PW SD mortgage loan, which represents the amount received in excess of the principal collected.

Other Assets

Other assets as of September 30, 2026 and December 31, 2025 is approximately $365,000 and $310,000 respectively. Other assets as of September 30, 2026 primarily consists of approximately $141,000 of fair market value of securities of a publicly traded REIT and approximately $213,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC and associated offering related expenses. Other assets as of December 31, 2025 primarily consist of approximately $86,000 of fair market value of securities of a publicly traded REIT and approximately $212,000 of prepaid expenses related to the filing of an S-3 Registration Statement with the SEC.

Interest Expense

Interest expense for the three months ended September 30, 2026 related to the PW PWV Loan (defined below) and the 2015 PWRS Loan (defined below) was approximately $167,000 and $69,000, respectively, compared to interest expense for the three months ended September 30, 2025 that was approximately $169,000, $75,000, respectively, related to the PW PWV Loan and the 2015 PWRS Loan, respectively. Interest expense for the nine months ended September 30, 2026 related to the PW PWV Loan (defined below) and the 2015 PWRS Loan (defined below) was approximately $503,000 and $215,000, respectively, compared to interest expense for the nine months ended September 30, 2025 that was approximately $510,000, $232,000 and $1,070,000, respectively, related to the PW PWV Loan, the 2015 PWRS Loan and the Greenhouse Loan, respectively.

General and Administrative Expenses

General and Administrative Expense for the three months ended September 30, 2026 and 2025 is approximately $195,000 and $266,000, respectively, which includes a non-cash share-based compensation expense of approximately $0 and $48,000, respectively. General and Administrative Expense for the nine months ended September 30, 2026 and 2025 is approximately $642,000 and $934,000, respectively, which includes a non-cash share-based compensation expense of approximately $0 and $334,000, respectively.

Preferred Stock

As of September 30, 2026, the Trust has issued approximately $8.5 million of its Series A Preferred Stock. The shares of Series A Preferred Stock have no stated maturity, are not currently subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless they are redeemed, repurchased or converted. As described in more detail in Note 1, on September 3, 2026, the Trust filed a Preliminary Proxy Statement proposing the Conversion of the Series A Preferred Stock into Common Stock. The Trust believes that this is in the best interest of the Trust because it will clean up the Balance Sheet and help the Trust maintain its NYSE American listing. The conversion ratio of .5 Common Shares for each Preferred Share is a ratio that already exists in the governing documents but only in the event of a de-listing and de-registration as a publicly reporting entity. The Trust believes that if the proposal is approved and can complete the conversion, the Trust is more likely to continue as a listed and publicly reporting entity. The alternative may be a de-listing of the Common and Preferred Shares and a de-registration as a publicly reporting entity. There can be no assurance that the conversion will be completed.

Property Expenses and Taxes

Property expenses and taxes for the three months ended September 30, 2026 and 2025 was approximately $57,000 and $100,000, respectively. Property expenses and taxes for the nine months ended September 30, 2026 and 2025 was approximately $219,000 and $835,000, respectively.

The Trust is not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,122,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure actions.

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

3 – LIQUIDITY AND CAPITAL RESOURCES

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

As of September 30, 2026, the Trust had incurred recurring losses from operations. The Trust believes that based on its current forecasts, its cash on hand, together with cash flow from operations, it should be sufficient to fund the Trust’s capital requirements for at least the next twelve months from the issuance date of its consolidated financial statements. The Trust can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on the Trust’s financial performance and the ever-changing market. Based on management’s assessment, substantial doubt about the Trust’s ability to continue as a going concern does not exist for the twelve-month period following the issuance of these consolidated financial statements.

On a consolidated basis, the Trust’s cash and cash equivalents totaled $2,650,441 as of September 30, 2026, an increase of $415,135 from December 31, 2025. During the nine months ended September 30, 2026, the increase in cash was primarily due to receipt of payment for the PW SD mortgage loan and the sale of the Vinita property.

The Trust intends to continue to focus on maximizing the value of the greenhouse properties. This will include entering into new leases and selling properties based on market conditions. The Trust will also continue to focus on improving cash collections from existing tenants. During the quarter ended September 30, 2026, the Trust acquired two single family rental properties and is actively exploring the expansion of this portfolio. In addition, the Trust is exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value. The Trust may also raise capital in the form of debt or equity to provide liquidity. However, the Trust cannot predict, with certainty, the outcome of these actions to generate liquidity.

4 – DISPOSITIONS AND ACQUISITIONS

2026 Dispositions and Acquisitions

On September 18, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 7 LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 7 and the sale included all property improvements and equipment. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $400,000 and the subsidiary of the Trust provided $350,000 of seller financing at an interest rate of 8% per annum during year one, 12% per annum during year two, and 14% per annum for the third year following the closing with the entire principal balance due at maturity. There was an approximately $85,000 loss on sale which includes closing costs.

On August 14, 2026 and on September 9, 2026, a newly formed wholly owned subsidiary of Power REIT, PowerHouse OK 1 LLC purchased single-family rental properties in Tulsa, Oklahoma for $75,000 and $65,000, respectively.

On July 31, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 19 LLC, sold its interest in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 19 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $212,500 and the loss recognized was approximately $660 which includes closing costs.

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

5 – DIRECT FINANCING LEASES AND OPERATING LEASES

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Trust leases its facilities to tenants in exchange for payments. The Trust’s leases for its railroad, solar farms, greenhouse cultivation facilities and single family rental properties have lease terms ranging between month to month and 99 years. Payments from the Trust’s leases are recognized on a straight-line basis over the terms of the respective leases or on a cash basis for tenants with collectability issues. During the nine months ended September 30, 2026 and 2025, the Trust wrote off a net amount of $0 in straight-line rent receivable against rental income. Total revenue from its leases recognized for the three months ended September 30, 2026 and 2025 is approximately $503,000 and $474,000, respectively. Total revenue from its leases recognized for the nine months ended September 30, 2026 and 2025 was approximately $1,399,000 and $1,379,000, respectively.

The following table provides the breakdown of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Lease income from direct financing lease - Railroad	$228,750	$228,750	$686,250	$686,250
Rental income from operating lease - Solar farm lease	$200,779	$200,779	$602,337	$602,337
Rental income from operating lease - Single family rental property	$1,610	$-	$1,610	$-
Rental income from operating lease - Greenhouse - Cannabis lease	$72,096	$44,950	$108,496	$90,310
	$503,235	$474,479	$1,398,693	$1,378,897

Due to significant price compression in the wholesale cannabis market, the Trust’s cannabis related tenants have experienced severe financial distress. Unfortunately, starting in 2022, collections from the CEA portfolio has diminished to a nominal amount. The Trust intends to continue to focus on maximizing the value of the CEA portfolio. This will include entering into new leases and selling properties based on market conditions. The Trust will also continue to focus on improving cash collections from existing tenants. During the quarter ended September 30, 2026, the Trust acquired two single family rental properties and is actively exploring the expansion of this portfolio. In addition, the Trust is exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

Historically, the Trust’s revenue has been concentrated on a relatively limited number of investments, industries and lessees. For the nine months ended September 30, 2026, Power REIT recognized approximately 92% of its rental income and lease income from direct financing lease from two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 49% and 43% of rental income and lease income from direct financing lease, respectively. For the nine months ended September 30, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 50% and 43% of rental income and lease income from direct financing lease, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of September 30, 2026 for assets and assets held for sale where revenue recognition is considered on a straight-line basis:

Assets Held for Use

2026 (3 months remaining)	96,351
2027	828,155
2028	836,388
2029	844,703
2030	853,099
Thereafter	3,457,460
Total	$6,916,156

6 – LONG-TERM DEBT

On November 6, 2015, PWRS entered into a loan agreement (the “2015 PWRS Loan Agreement”) with a certain lender for $10,150,000 (the “2015 PWRS Loan”). The 2015 PWRS Loan is secured by land and intangibles owned by PWRS. PWRS issued a note for the benefit of the lender dated November 6, 2015 with a maturity date of October 14, 2034 and a 4.34% interest rate per annum. As of September 30, 2026 and December 31, 2025, the balance of the 2015 PWRS Loan was approximately $5,500,000 (net of unamortized debt costs of approximately $174,000) and $5,998,000 (net of unamortized debt costs of approximately $190,000), respectively.

On November 25, 2019, Power REIT, through a subsidiary, PW PWV Holdings LLC (“PW PWV”), entered into a loan agreement (the “PW PWV Loan Agreement”) with a certain lender for $15,500,000 (the “PW PWV Loan”). The PW PWV Loan is secured by pledge of PW PWV’s equity interest in P&WV, its interest in the Railroad Lease and a security interest in a deposit account (the “Deposit Account”) pursuant to a Deposit Account Control Agreement, dated November 25, 2019, into which the P&WV rental proceeds are deposited. Pursuant to the Deposit Account Control Agreement, P&WV has instructed its bank to transfer all monies deposited in the Deposit Account to the escrow agent as a dividend/distribution payment pursuant to the terms of the PW PWV Loan Agreement. The PW PWV Loan is evidenced by a note issued by PW PWV for the benefit of the lender for $15,500,000, with a fixed interest rate of 4.62% per annum and fully amortizes over the life of the financing which matures in 2054. The PW PWV Loan is non-recourse to Power REIT. The balance of the loan as of September 30, 2026 and December 31, 2025 was approximately $13,799,000 (net of approximately $251,000 of capitalized debt costs) and approximately $13,974,000 (net of approximately $258,000 of capitalized debt costs), respectively.

As previously disclosed, a subsidiary of the Trust had a loan secured by most of the greenhouse properties which was non-recourse to the Trust and in default and the lender had initiated litigation including foreclosure actions. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT intends to seek to realize value from the retained assets by leasing and/or selling them. The transaction related to the Greenhouse Loan resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. It also relieved the ongoing costs associated with maintaining the Nebraska and Michigan properties. The balance of the Greenhouse Loan as of September 30, 2026 and December 31, 2025 is $0. During the nine months ended September 30, 2026 and 2025, the Trust recognized approximately $0 and $554,000, respectively, of late charges, forbearance fees, legal fees, foreclosure fees and appraisal fees which is included in interest expense in Consolidated Statements of Operations.

The amount of principal payments remaining on Power REIT’s debt as of September 30, 2026 is as follows:

Total Debt

2026 (3 months remaining)	94,538
2027	835,036
2028	880,909
2029	928,923
2030	979,173
Thereafter	16,005,899
Long term debt	$19,724,478

7 – IMPAIRMENT AND ASSETS HELD FOR SALE

For the three months ended September 30, 2026 and 2025, the Trust recorded a non-cash impairment charge of approximately $41,000 and $32,000, respectively. For the nine months ended September 30, 2026 and 2025, the Trust recorded a non-cash impairment charge of approximately $407,000 and $45,000, respectively. Any decline in the estimated fair values of the Trust’s assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material.

As of September 30, 2026, management reclassified Maverick 1 (Ordway, CO), Tamarack 3 (Ordway, CO), Tamarack 4 and 5 (Ordway, CO), Maverick 5 (Ordway, CO), Tamarack 27 and 28 (Ordway, CO) and Walsenburg (CO) from held for sale to held for use because the held for sale criteria in ASC 360-10-45-9 are no longer met. Under ASC 360-10-35-44, each property is measured at the lower of (a) its carrying amount before it was classified as held for sale, adjusted for the depreciation that would have been recognized had it been continuously held for use, and (b) its fair value at September 30, 2026. For Maverick 1, Tamarack 4 and 5, Maverick 5, Tamarack 3 and Walsenburg, fair value is the lower amount. These properties were already written down to fair value less costs to sell while held for sale, so no additional impairment is required. For Tamarack 27 and 28, the catch-up carrying amount is lower than fair value, so the property is written down to that amount and recorded an impairment expense in 3Q26. This adjustment is the only impairment-related charge for the quarter.

A summary of the Trust’s impairment expense for the three and nine months ended September 30, 2026 and 2025 is below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Assets Held for Sale	$-	$-	$366,117	$13,600
Long-Lived Assets	40,514	31,804	40,514	31,804
	$40,514	$31,804	$406,631	$45,404

As of September 30, 2026, the Trust considered Desert Hot Spring (CA) as an Asset Held for Sale.

The Trust has aggregated and classified the assets and liabilities of the property to be sold as held for sale in its Consolidated Balance Sheets as of September 30, 2026 since all criteria under ASC 360-10-45-9 were met. The balance sheet as of December 31, 2025 has been recast to achieve comparability by only including the Desert Hot Spring property.

The assets and liabilities for the asset held for sale were as follows:

ASSETS

	September 30, 2026	December 31, 2025

ASSETS
Land	181,192	181,192
Greenhouse cultivation and processing facilities, net of accumulated depreciation	1,623,808	1,623,808

TOTAL ASSETS - Held for sale	1,805,000	1,805,000

LIABILITIES
Accounts payable	75,594	63,972
Accrued expenses	619,315	537,121

TOTAL LIABILITIES - Held for sale	694,909	601,093

8 – EQUITY AND LONG-TERM COMPENSATION

Reverse Stock Split

On June 2, 2026, the Trust consummated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the effective time of the Reverse Stock Split), the Common Stock began trading on a split-adjusted basis with a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

ATM Program

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of September 30, 2026, 28,261 common shares had been sold pursuant to the Sales Agreement. During the nine months ended September 30, 2026, the Trust sold 1,078 common shares pursuant to the Sales Agreement for net proceeds of $10,945. During the nine months ended September 30, 2025, no common stock was sold.

Summary of Share Based Compensation Activity

Power REIT’s 2020 Equity Incentive Plan, which superseded the 2012 Equity Incentive Plan, was adopted by the Board on May 27, 2020 and approved by shareholders on June 24, 2020. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Trustees and Consultants; to provide incentives for such persons to exert maximum efforts for the success of the Trust and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common shares through the granting of awards. As of September 30, 2026, the aggregate number of common shares that may be issued pursuant to outstanding awards is currently 280,639 which is subject to adjustment per the Plan.

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

The Trust uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Trust does not have historical data of forfeiture, and as a policy, has used a 0 percent forfeiture rate in calculating unrecognized share-based compensation expense and will instead, account for forfeitures as they occur. On January 31, 2023, 625 options were forfeited and on April 30, 2023, 125 options were forfeited by an employee who is no longer employed by the Trust. On February 29, 2024, 472 options and on August 29, 2025, 528 options were forfeited due to the death of a Trustee.

The summary of share-based compensation activity for the nine months ended September 30, 2026, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2025	18,750	$134.40	-
Options Forfeited	-	134.40	-
Balance as of September 30 , 2026	18,750	134.40	-

Options exercisable as of September 30, 2026*	18,750	$134.40	-

*	On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The weighted average remaining term of the options is 5.79 years.

Summary of Share-Based Compensation Activity – Restricted Stock

During the nine months ended September 30, 2026, the Trust did not grant any shares of restricted stock to its officer or independent trustees.

Share-based Compensation

During the nine months ended September 30, 2026, the Trust recorded approximately $0 of non-cash expense related to restricted stock and options granted compared to approximately $52,000 of non-cash expense related to restricted stock and approximately $282,000 of non-cash expense related to options granted for the nine months ended September 30, 2025. As of September 30, 2026, there was no unrecognized share-based compensation expense for restricted stock and options. The Trust does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

Preferred Stock Dividends

During each of the nine months ended September 30, 2026 and 2025, the Trust did not declare dividends of approximately $490,000 to holders of Power REIT’s Series A Preferred Stock. The amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $2,611,000 ($7.75 per share) at September 30, 2026 and $2,122,000 ($6.30 per share) at December 31, 2025.

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

10 – CONTINGENCIES

The Trust’s wholly-owned subsidiary, P&WV, is subject to various restrictions imposed by the Railroad Lease with Norfolk Southern Railway, including restrictions on share and debt issuance, including guarantees.

Legal Proceedings

From time to time, the Trust has been party to various litigation matters incidental to the conduct of its business. The Trust is not presently party to any material legal proceedings. Future litigation could have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

Overview

We are a Maryland-domiciled, internally-managed real estate investment trust (a “REIT”) that owns a portfolio of real estate assets related to transportation, energy infrastructure, Controlled Environment Agriculture (“CEA”) and single family rental properties in the United States.

We are structured as a holding company and own our assets through fifteen direct and indirect wholly-owned, special purpose subsidiaries that have been formed in order to hold real estate assets, obtain financing and generate lease revenue. As of September 30, 2026, our assets consisted of approximately 112 miles of railroad infrastructure and related real estate which is owned by our subsidiary Pittsburgh & West Virginia Railroad (“P&WV”), approximately 447 acres of fee simple land leased to a utility scale solar power generating project with an aggregate generating capacity of approximately 82 Megawatts (“MW”) and approximately 61 acres of land with approximately 253,000 square feet of CEA properties in the form of greenhouses (the “Greenhouse Portfolio”) and two single family rental properties.

During the nine months ended September 30, 2026, the Trust did not declare a dividend of approximately $490,000 ($0.484375 per share per quarter that had accrued) to holders of Power REIT’s 7.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). On September 3, 2026 the Trust filed a Preliminary Proxy Statement for the following proposals to be voted upon at a Special Meeting of Series A Preferred Stockholders: (i) an amendment to the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, (the “Preferred Stock Amendment”), to provide that each share of Series A Preferred Stock can be converted into 0.5 of our common shares, $0.001 par value per share (the “Common Shares”), upon the effective time of the Preferred Stock Amendment (such automatic conversion, the “Conversion”) (the “Preferred Stock Proposal”); (ii) if the Preferred Stock Amendment proposal is not approved, or the Trust does not affect the Conversion, the election of Alexander Kachmar and David Cacciapaglia as additional trustees of the Board of Trustees (the “Board Nominee Proposal”); and (iii) one or more adjournments of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to approve the Preferred Stock Proposal or the Board Nominee Proposal. If the Preferred Stock Proposal is not approved, the Board currently intends to pursue the delisting of the Series A Preferred Stock from the NYSE American, as described further below and in the accompanying proxy statement. The Special Meeting has not yet been held.

On October 27, 2026, the Trust convened its 2026 Annual Meeting of Shareholders (the “Annual Meeting”). The Trust had not received sufficient votes to approve Proposal 3, which is a proposal to amend the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, so that future amendments to the Declaration of Trust that affect only the contract rights of the Series A Preferred Stock could be approved by the holders of the Series A Preferred Stock, voting as a separate class, without a further vote of the common shareholders. The Trust has adjourned the Annual Meeting to continue to solicit votes in favor Proposal 3.

The Trust believes that the Conversion is in the best interest of the Trust because it would eliminate the Series A Preferred Stock from the Trust’s capital structure and may assist the Trust in maintaining its NYSE American listing. The conversion ratio of .5 Common Shares for each share of Series A Preferred Stock is a ratio that already exists in the governing documents but only in the event of a de-listing and de-registration as a publicly reporting entity. The Trust believes that if this proposal is approved and it can complete the conversion, it is more likely to continue as a listed and publicly reporting entity. The alternative may be a delisting of the Common and Preferred Shares and a de-registration as a publicly reporting entity. There can be no assurance that the proposal will be approved or that the conversion will be approved or completed.

The Trust has been informed that a complaint has been filed seeking to compel the Trust to hold a special meeting of the holders of its Series A Preferred Stock for the purpose of electing two additional trustees. The Trust has filed a preliminary proxy statement with the Securities and Exchange Commission for a meeting of the holders of its Series A Preferred Stock and intends to proceed with the process of convening such a meeting.

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

Recent Events

On September 18, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 7 LLC, sold a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 7 and included all property improvements and equipment. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $400,000 and the subsidiary of the Trust provided $350,000 of seller financing at an interest rate of 8% per annum during year one, 12% per annum during year two, and 14% per annum for the third year following the closing with the entire principal balance due at maturity. There was an approximately $85,000 loss on sale which includes closing costs.

On August 14, 2026 and on September 9, 2026, a newly formed wholly owned subsidiary of Power REIT, PowerHouse OK 1 LLC purchased two single-family rental properties in Tulsa, Oklahoma for $75,000 and $65,000, respectively.

On July 31, 2026, a wholly owned subsidiary of Power REIT, PW CO CanRE Tam 19 LLC, sold its interest in a cannabis related greenhouse cultivation property located in Ordway, Colorado. The property was described in prior filings as Tam 19 and was vacant. The purchaser was an unaffiliated third party and the price was established based on an arm’s length negotiation. The sale price was $212,500 and the loss recognized was approximately $660 which includes closing costs.

On June 2, 2026, the Trust initiated a one-for-ten reverse stock split of shares of the Trust’s common stock, $0.001 par value per share (the “Common Stock”), where every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock (the “Reverse Stock Split”). At the market open on June 3, 2026 (the first business day after the effective time of the Reverse Stock Split), the Common Stock began trading on a split-adjusted basis with a new CUSIP number (73933H 309). No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that held fractional shares as a result of the Reverse Stock Split were entitled to receive, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the $8.30, the closing price of the Common Stock on NYSE American on June 2, 2026 (as adjusted for the Reverse Stock Split), without any interest. The Reverse Stock Split was applied to all outstanding shares of Common Stock and did not affect any particular stockholder’s relative ownership percentage of shares of Common Stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. The Reverse Stock Split also did not affect the relative voting or other rights that accompany the shares of Common Stock, except to the extent that it resulted from a stockholder receiving cash in lieu of fractional shares.

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

Capital Recycling

In the later part of 2022, we commenced property reviews to establish a plan for the portfolio and, where appropriate, have been disposing of and seeking to dispose of properties that we do not believe meet financial and strategic criteria given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2023 and 2024 we completed sales of assets for total gross proceeds of approximately $9.81 million which included approximately $2.1 million of seller financing provided to the buyers. During 2025, we completed sales of assets for total gross proceeds of approximately $325,000 which included approximately $105,000 of seller financing provided to a buyer and in 2026, we sold three properties for gross proceeds of approximately $927,000 which included $350,000 of seller financing provided to a buyer. In addition, the Mav 14 property was sold at auction in February 2026. We also have one property that we are marketing for sale and/or lease, which have been classified as an “Asset Held for Sale.”

Improving Our Portfolio

We are currently seeking to refine our property holdings by selling greenhouse properties and/or re-leasing them in an effort to improve the overall performance going forward. Effective April 11, 2025, we closed on a settlement agreement with the lender for the Greenhouse Loan, which resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieved the ongoing costs associated with maintaining the Nebraska and Michigan properties. We intend to continue to seek to realize value from the retained assets. This is expected to include entering into new leases and selling properties based on market conditions. We will also continue to focus on improving cash collections from existing tenants. During the quarter ended September 30, 2026, the Trust acquired two single family rental properties and is actively exploring the expansion of this portfolio. In addition, we are exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

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

Results of Operations

Three Months Ended September 30, 2026 and 2025

Income

Income during the three months ended September 30, 2026 and 2025 was $542,175 and $513,110, respectively. Income during the three months ended September 30, 2026, consisted of rental income of $274,485, direct financing lease income of $228,750, and other income of $38,940. The increase in total income was due to an increase in rental income of $28,756 and an increase in other income of $309.

During the three months ended September 30, 2026, the Trust’s income was concentrated from certain tenants. For the three months ended September 30, 2026, Power REIT collected approximately 85% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 45% and 40% of rental income and lease income from direct financing lease, respectively. For the three months ended September 30, 2025, Power REIT collected approximately 91% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 48% and 42% of rental income and lease income from direct financing lease, respectively.

Expenses

Expenses for the three months ended September 30, 2026 compared to the same period in 2025 decreased by $120,751 to $592,719, primarily due to a decrease in general and administrative expense of $70,525, a decrease in property expenses and taxes of $43,483, and to a lesser extent, a decrease in depreciation expense of $6,841 and interest expense of $8,612, offset by an increase in impairment expense of $8,710.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Income/(Expense)

Other income/(expense) decreased by $509,080 primarily due to a loss on sale of properties of $85,664, a decrease in unrealized/realized gain/loss on marketable securities of $45,917 and $377,499, respectively.

Nine Months Ended September 30, 2026 and 2025

Income

Income during the nine months ended September 30, 2026 and 2025 was $1,715,362 and $1,505,687, respectively. Income during the nine months ended September 30, 2026, consisted of rental income of $712,443, direct financing lease income of $686,250, and other income of $316,669. The increase in total income was due to an increase in other income of $189,879 which is mainly due to the interest received on the settlement of the PW SD mortgage loan and an increase rental income of $19,796.

During the nine months ended September 30, 2026, the Trust’s income was concentrated from certain tenants. For the nine months ended September 30, 2026, Power REIT collected approximately 92% of its rental income and lease income from direct financing lease from the tenants of two properties. The tenants are Norfolk Southern Railway and Regulus Solar LLC which represent 49% and 43% of rental income and lease income from direct financing lease, respectively. For the nine months ended September 30, 2025, Power REIT collected approximately 93% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar LLC which represented 50% and 43% of rental income and lease income from direct financing lease, respectively.

Expenses

Expenses for the nine months ended September 30, 2026 compared to the same period in 2025 decreased by $2,254,080 to $1,583,325, primarily due to a decrease in interest expense of $1,097,630 due to the settlement of the Greenhouse Loan, a decrease in property expenses and taxes of $616,016, a decrease in general and administrative expense of $292,078 and to a lesser extent, a decrease in depreciation expense of $12,583, offset by an increase in impairment expense of $361,227. Expenses for the nine months ended September 30, 2026 also includes a recovery of allowance for receivable of $597,000.

Our non-property related expenses, are for general and administrative expenses, which consist principally of insurance, legal and other professional fees, consultant fees, NYSE American listing fees, shareholder service company fees and auditing costs as well as property related expenses that are not covered by tenants.

Other Income/(Expense)

Other income/(expense) decreased by $2,188,544 primarily due to an increase on loss on sale of properties of $682,399, a decrease in gain on extinguishment of debt of $1,092,670 and by a decrease in unrealized and realized gain/loss on marketable securities of $35,976 and $377,499, respectively.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders during the nine months ended September 30, 2026 was $1,083,058 compared to a net loss of $1,358,269 for the nine months ended September 30, 2025, a decrease of $275,211.

Liquidity and Capital Resources

Our cash, cash equivalents totaled $2,650,441 as of September 30, 2026, an increase of $415,135 from December 31, 2025. Our current loan liabilities totaled approximately $800,000 as of September 30, 2026 as compared to approximately $760,000 as of December 31, 2025.

Effective April 11, 2025, we entered into a settlement agreement with the lender under the Greenhouse Loan that resulted in the write-off of the Nebraska and Michigan properties, along with the remaining balance of the Greenhouse Loan. The transaction also relieves the ongoing costs associated with maintaining the Nebraska and Michigan properties.

We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,122,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of September 30, 2026, 282,613 common shares (on a pre-reverse stock split basis) had been sold pursuant to the Sales Agreement. During the nine months ended September 30, 2026, prior to the Trust’s 1-for-10 reverse stock split effective June 2, 2026, the Trust sold 10,781 common shares (on a pre-reverse stock split basis) pursuant to the Sales Agreement for net proceeds of $10,945.

During the nine months ended September 30, 2026, we generated approximately $959,000 of cash from debt service related to the seller financing provided in 2024, 2025 and 2026. The remaining seller financing agreements have a combined remaining balance of $1,244,000 as of September 30, 2026.

We will continue to seek to maximize value from the retained assets. This will include entering into new leases and selling properties based on market conditions. We will also continue to focus on improving cash collections from existing tenants. In addition, we are exploring strategic alternatives that may or may not include real estate investments in an effort to increase shareholder value.

Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2026 and 2025, cash provided by (used in) operating activities was $215,667 and $(200,693), respectively. The improvement in operating cash flows was primarily attributable to a lower net loss and the impact of non-cash items, partially offset by less favorable changes in working capital, including changes in prepaid expenses, accounts payable, accrued expenses and other liabilities. Operating cash flows were also affected by non-cash items, including impairment expense, the loss on sale of properties, depreciation and amortization, unrealized loss on marketable securities, and, in the prior-year period, the gain on extinguishment of debt.

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

Cash Provided By Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2026 and 2025 was $887,836 and $600,113, respectively. The increase of $287,723 was primarily attributable to higher proceeds from the sale of properties and increased collections on mortgage loan receivable offset by purchases of single family rental properties.

Cash Used/Provided By Financing Activities

Cash used in financing activities during the nine months ended September 30, 2026 was $688,368, compared to cash used in financing activities of $637,511 during the same period in 2025. The increase in cash used of $50,857 was primarily due to the absence of proceeds from debt financing received in the prior-year period and lower proceeds from financing activities, partially offset by lower principal payments on debt and proceeds received from the issuance of common shares pursuant to the Sales Agreement.

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

A reconciliation of our Core FFO to net income for the three and nine months ended September 30, 2026 and 2025 is included in the table below:

CORE FUNDS FROM OPERATIONS (FFO)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$542,175	$513,110	$1,715,362	$1,505,687

Net Income (Loss)	$(135,713)	$223,551	$(593,437)	$(868,648)
Stock-Based Compensation	-	47,738	-	334,162
Interest Expense - Amortization of Debt Costs	7,848	7,847	23,543	23,542
Amortization of Intangible Lease Asset	56,872	56,872	170,616	170,616
Depreciation on Land Improvements	6,971	13,812	24,214	36,797
Impairment Expense	40,514	31,804	406,631	45,404
Recovery of Allowance for Receivable	-	-	(597,000)	-
Loss on sale of property	85,664	-	690,027	7,628
Core FFO Available to Preferred and Common Stock	62,156	381,624	124,594	(250,499)

Preferred Stock Dividends	(163,207)	(163,207)	(489,621)	(489,621)

Core FFO Available to Common Shares	$(101,051)	$218,417	$(365,027)	$(740,120)

Weighted Average Shares Outstanding (basic)*	367,120	338,966	367,141	338,966

Core FFO per Common Share	(0.28)	0.64	(0.99)	(2.18)

*On June 2, 2026, the Trust effected a 1 for 10 reverse stock split. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Core FFO for the nine months ended September 30, 2026 reflects the deduction of the $597,000 recovery of the allowance for receivable, consistent with the add-back of the related allowance in Core FFO for 2025. Core FFO for the three and six months ended June 30, 2026, as previously reported, did not reflect this deduction. Reflecting the deduction, Core FFO available to common shares for the three and six months ended June 30, 2026 would have been $(24,325) and $(263,976), or $(0.07) and $(0.72) per common share, respectively, compared with $572,675 and $333,024, or $1.56 and $0.91 per common share, as previously reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Trust’s management including the Trust’s Board of Trustees, with the participation of our principal executive officer who is also our principal financial officer, carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Trust’s management concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported to the Trust’s management, within the time periods specified in the SEC’s rules and forms, due to a material weakness in our controls relating to accounting for complex transactions identified in the quarterly period ended June 30, 2024, which has not been remediated as of September 30, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust has been party to various litigation matters incidental to the conduct of its business. The Trust is not presently party to any material legal proceedings. Future litigation could have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

We have incurred a loss for the nine months ended September 30, 2026 and may be unable to generate sufficient income to cover expenses or generate net income.

For the nine months ended September 30, 2026, we had a net loss attributable to common shareholders of approximately $1,083,000, compared to a net loss of approximately $1,358,000 for the nine months ended September 30, 2025. There can be no assurance that we will be able to generate sufficient income to pay our expenses or generate net income. As of September 30, 2026, we had an accumulated deficit of approximately $52.5 million. On a consolidated basis, the Trust’s cash and cash equivalents totaled approximately $2.7 million as of September 30, 2026, an increase of approximately $415,000 from December 31, 2025.

We may need to raise additional capital or sell or lease additional properties to fund our operations.

As of September 30, 2026, we had an accumulated deficit of approximately $52.5 million and a net loss attributable to common shareholders of approximately $1,083,000. As of September 30, 2026, the Trust had approximately $2.7 million of cash and cash equivalents and approximately $1,660,000 of accounts payable and accrued liabilities.

It is the Trust’s plan to focus on selling properties, entering into new leases, improving cash collections from existing tenants and the raising capital in the form of debt or equity. However, the Trust cannot predict, with certainty, the outcome of its actions to generate liquidity, including its ability to sell properties, and the failure to do so could negatively impact its future operations.

On January 24, 2025, the Trust entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which it may, from time to time, issue and sell its common shares in an “at the market offering,” however, AGP is not obligated to sell any common shares and there are limits on the dollar amount of common shares it can sell pursuant to the Sales Agreement. In addition, the Trust’s ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that the Trust will be able to raise the funds needed, especially in light of the fact that its ability to sell securities registered on its registration statement on Form S-3 will be limited until such time as the market value of the Trust’s voting securities held by non-affiliates is $75 million or more. As of September 30, 2026, 282,613 common shares (on a pre-reverse stock split basis) had been sold pursuant to the Sales Agreement. During the nine months ended September 30, 2026, prior to the Trust’s 1-for-10 reverse stock split effective June 2, 2026, the Trust sold 10,781 common shares pursuant to the Sales Agreement for net proceeds of $10,945.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We identified a material weakness in our controls in the quarterly period ended June 30, 2024 relating to accounting for complex transactions, which has not been remediated as of September 30, 2026. Specifically, our Series A Preferred Stock was historically classified as mezzanine equity instead of being classified as equity.

While we intend to hire outside consultants to aid in our accounting for complex transactions as needed and plan to take remedial action to address the material weakness in our internal controls, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operate effectively. Although management believes that the material weakness in our internal controls will be remediated, there can be no assurance that the deficiencies will be remediated in the near future or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in our internal controls in the future.

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

Historically, our revenue has been concentrated to a relatively limited number of investments, industries and lessees. During the nine months ended September 30, 2026, we collected approximately 92% of its rental income and lease income from direct financing lease from two properties. The tenants were Norfolk Southern Railway and Regulus Solar, LLC which represent 49% and 43% of rental income and lease income from direct financing lease respectively.

We are exposed to risks inherent in this sort of investment concentration. Financial difficulty or poor business performance on the part of any single lessee or a default on any single lease will expose us to a greater risk of loss than would be the case if we were more diversified and holding numerous investments, and the underperformance or non-performance of any of its assets may severely adversely affect our financial condition and results from operations. Our lessees could seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of our lease agreements and could cause a reduction in our cash flows. Furthermore, we may continue to concentrate our investment activities in specific industries, which subjects us to more risks than if we were diversified across many sectors. At times, the performance of such business sectors may lag the performance of other sectors or the broader market as a whole.

If our acquisitions or our overall business performance fail to meet expectations, the amount of cash available to us to pay dividends or other expenses, such as property taxes may decrease and we could default on our loans, which are secured by collateral in our properties and assets.

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

Unfortunately, our tenants related to the Greenhouse Portfolio have failed to perform on their lease obligations which has created a significant liquidity issue related to this portfolio of assets. A portion of the properties included in the Greenhouse Portfolio secured the Greenhouse Loan which was non-recourse to us and the lender under the Greenhouse Loan had liens against such properties. On April 11, 2025, Power REIT resolved issues with its lender concerning the Greenhouse Loan by providing deeds-in-lieu of foreclosure for greenhouse properties in Michigan and Nebraska. In return, the lender released the remaining collateral back to subsidiaries of Power REIT and released obligations related to the Greenhouse Loan. Power REIT will continue to seek to realize value from these retained assets by leasing and/or selling. We are not current on payment of property taxes for the Greenhouse Portfolio. These taxes are included on the Balance Sheet as accrued expenses and liabilities held for sale of approximately $1,122,000. If the property taxes remain delinquent, the remaining Greenhouse Portfolio will be subject to tax foreclosure.

PW Regulus Solar, LLC (“PWRS”), one of our subsidiaries, entered into a loan agreement (the “2015 PWRS Loan Agreement”) that is non-recourse to us and secured by all of PWRS’ interest in the land and intangibles. As of September 30, 2026, the balance under the 2015 PWRS Loan Agreement was approximately $5,500,000 (net of unamortized debt costs of approximately $174,000).

Pittsburgh & West Virginia Railroad (“P&WV”), one of our subsidiaries, entered into a Loan Agreement in the amount of $15,500,000 that is non-recourse to Power REIT and secured by our equity interest in our subsidiary P&WV which is pledged as collateral. The balance of the loan as of September 30, 2026 is $13,799,000 (net of approximately $251,000 of capitalized debt costs).

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

In an effort to conserve liquidity and create financial flexibility, we have not declared dividends on our Series A Preferred Stock since the fourth quarter of 2022. As a result, unpaid dividends increase the liquidation preference for our Series A Preferred Stock. As of September 30, 2026, the amount of unpaid, undeclared dividends on the outstanding shares of Series A Preferred Stock is approximately $2,611,000.

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

Our common shares are equity interests that rank junior to our indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, and junior to our preferred securities that by their terms rank senior to our common shares in our capital structure, including our Series A Preferred Stock. As of September 30, 2026, we had outstanding debt in the principal amount of $19.7 million and we have issued approximately $8.5 million (par value) of Series A Preferred Stock not including dividends which are cumulative and have not been declared. This debt and these preferred securities rank senior to our common shares in our capital structure. We expect that in due course we may incur more debt, and issue additional preferred securities as we pursue our business strategy.

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

On September 3, 2026 the Trust filed a Preliminary Proxy Statement for the following proposals to be voted upon at a Special Meeting of Series A Preferred Stockholders: (i) an amendment to the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, (the “Preferred Stock Amendment”), to provide that each share of Series A Preferred Stock can be converted into 0.5 of our common shares, $0.001 par value per share (the “Common Shares”), upon the effective time of the Preferred Stock Amendment (such conversion, the “Conversion”) (the “Preferred Stock Proposal”); (ii) if the Preferred Stock Amendment proposal is not approved, or the Board does not effect the Conversion, the election of Alexander Kachmar and David Cacciapaglia as additional trustees of the Board of Trustees (the “Board Nominee Proposal”); and (iii) one or more adjournments of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to approve the Preferred Stock Proposal or the Board Nominee Proposal. We have not paid the dividend on the Series A Preferred Stock for at least six quarters and under the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock holders of the Series A Preferred Stock are entitled to elect two additional trustees to the Board of Trustees upon the occurrence of such dividend arrearages., If the Preferred Stock Proposal is not approved, the Board currently intends to pursue the delisting of the Series A Preferred Stock from the NYSE American, as described further below and in the accompanying proxy statement. The Special Meeting has not yet been held.

On October 27, 2026, the Trust convened its 2026 Annual Meeting of Shareholders (the “Annual Meeting”). The Trust had not received sufficient votes to approve Proposal 3, which is a proposal to amend the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, so that future amendments to the Declaration of Trust that affect only the contract rights of the Series A Preferred Stock could be approved by the holders of the Series A Preferred Stock, voting as a separate class, without a further vote of the common shareholders. The Trust has adjourned the Annual Meeting to continue to solicit votes in favor Proposal 3.

The Trust believes that the Conversion is in the best interest of the Trust since it will clean up the Balance Sheet and help the Trust maintain its NYSE American listing. The conversion ratio of .5 Common Shares for each share of Series A Preferred Stock is a ratio that already exists in the governing documents but only in the event of a de-listing and de-registration as a publicly reporting entity. The Company believes that if this proposal is approved and it can complete the conversion, it is more likely to continue as a listed and publicly reporting entity. The alternative may be a de-listing of the Common and Preferred Shares and a de-registration as a publicly reporting entity. There can be no assurance that the proposal will be approved or that the conversion will be completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

During the nine months ended September 30, 2026, the Trust did not declare a dividend of approximately $490,000 to holders of Power REIT’s Series A Preferred Stock in order to preserve liquidity. As of November 6, 2026, the amount of unpaid dividends on the outstanding shares of Series A Preferred Stock is approximately $2,611,000. Under the Articles Supplementary to the Trust’s Declaration of Trust relating to the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect two additional trustees to the Board of Trustees upon the occurrence of such dividend arrearages. As stated above, on September 3, 2026 we filed a Preliminary Proxy Statement for the Preferred Stock Amendment to be voted upon at a Special Meeting of Series A Preferred Stockholders and if the Preferred Stock Amendment proposal is not approved, or the Board does not effect the Conversion, the election of Alexander Kachmar and David Cacciapaglia as additional trustees of the Board of Trustees.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no trustee or officer of the Trust adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2026 to be signed on its behalf by the undersigned thereunto duly authorized.

POWER REIT

/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer

Date: November 6, 2026

